Form 10-Q
period 1994-12-31
KEITHLEY INSTRUMENTS INC
filed 1995-02-10
CIK 54991

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                        _____________________________
                                  Form 10-Q
(Mark One)
         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                      OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-9965



                          KEITHLEY INSTRUMENTS, INC.
            (Exact name of registrant as specified in its charter)

                OHIO                            34-0794417
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

                    28775 AURORA ROAD, SOLON, OHIO  44139
             (Address of principal executive offices)  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 248-0400


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X    NO
                                    -       -

    As of January 31, 1995 there were outstanding 2,101,443 Common Shares, without par value, and 1,471,020 Class B Common Shares, without par value.
================================================================================

                                  PART I.  FINANCIAL INFORMATION
                                  -------  ---------------------
ITEM 1.  Financial Statements.
- - ------   ---------------------
                                    KEITHLEY INSTRUMENTS, INC.
                                    CONSOLIDATED BALANCE SHEET
                                     (In Thousands of Dollars)
                                            (Unaudited)

                                                               DECEMBER 31,            SEPTEMBER 30,
                                                               ------------            -------------
                                                           1994            1993            1994
                                                           ----            ----            ----
Assets
- - ------

Current assets:
  Cash and cash equivalents                             $ 3,565         $ 5,223         $ 2,712
  Accounts receivable and other, net                     14,679          12,748          14,462
  Inventories:
   Raw materials                                          4,673           4,029           4,137
   Work in process                                        3,328           2,262           2,646
   Finished products                                      3,192           2,498           2,908
                                                         ------          ------          ------
     Total inventories                                   11,193           8,789           9,691
  Other current assets                                    2,610           2,427           2,139
                                                         ------          ------          ------
     Total current assets                                32,047          29,187          29,004
                                                         ------          ------          ------

Property, plant and equipment, at cost                   31,385          29,770          31,244
Less-Accumulated depreciation                            20,625          18,876          20,177
                                                         ------          ------          ------
Total property, plant and equipment, net                 10,760          10,894          11,067
                                                         ------          ------          ------

Intangible assets, net                                    6,549           7,013           6,665
Other assets                                              7,190           4,262           7,674
                                                         ------          ------          ------
Total assets                                            $56,546         $51,356         $54,410
                                                         ======          ======          ======

Liabilities and Shareholders' Equity
- - ------------------------------------

Current liabilities:
  Short-term debt and current
    installments on long-term debt                      $   203         $   726         $   217
  Accounts payable                                        5,934           4,352           6,366
  Accrued payroll and related expenses                    3,190           2,216           3,389
  Other accrued expenses                                  4,061           3,543           3,781
  Income taxes payable                                    1,662           1,438           1,545
                                                         ------          ------          ------
   Total current liabilities                             15,050          12,275          15,298
                                                         ------          ------          ------

Long-term debt                                            6,731           4,292           4,599
Other long-term liabilities                               2,668           2,930           2,567
Shareholders' equity:
  Paid-in-capital                                         3,647           3,576           3,647
  Earnings reinvested in the business                    28,126          28,338          27,943
  Cumulative translation adjustment and other               324             (55)            356
                                                         ------          ------          ------

   Total shareholders' equity                            32,097          31,859          31,946
                                                         ------          ------          ------
Total liabilities and shareholders' equity              $56,546         $51,356         $54,410
                                                         ======          ======          ======

                                 KEITHLEY INSTRUMENTS, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands of Dollars Except for Per Share Data)
                                         (Unaudited)

                                                           FOR THE THREE MONTHS
                                                             ENDED DECEMBER 31,
                                                           1994            1993
                                                           ----            ----
Net sales                                               $23,525         $21,649

Cost of goods sold                                        9,097           8,600

Selling, general and administrative expenses             10,412           8,945

Product development expenses                              3,205           2,603

Amortization of intangible assets                           116             122

Financing expenses (net of investment income)               214             181
                                                         ------          ------

Income before income taxes                                  481           1,198

Income taxes                                                135             383
                                                         ------          ------

Net income                                              $   346         $   815
                                                         ======          ======


Net income per share                                    $   .10         $   .23
                                                         ======          ======

Cash dividends per Common Share                         $   .05         $   .05
                                                         ======          ======

Cash dividends per Class B
Common Share                                            $   .04         $   .04
                                                         ======          ======

                                    KEITHLEY INSTRUMENTS, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In Thousands of Dollars)
                                            (Unaudited)
                                                                 FOR THE THREE MONTHS
                                                                   ENDED DECEMBER 31,
                                                                  1994            1993
                                                                  ----            ----
Cash flows from operating activities:
  Net income                                                    $  346          $  815
  Expenses not requiring outlay of cash                          1,007             980
  Changes in working capital                                    (2,465)          1,477
  Other operating activities                                       568           3,170
                                                                 -----           -----
  Net cash provided by (used in) operating activities             (544)          6,442

Cash flows from investing activities:
  Payments for property, plant, and equipment                     (578)         (1,243)
  Other investing activities-net                                    18               9
                                                                 -----           -----
  Net cash used in investing activities                           (560)         (1,234)

Cash flows from financing activities:
  Net increase (decrease) in short term debt                        18            (439)
  Borrowing (repayment) of long term debt                        2,120            (957)
  Cash dividends                                                  (163)           (162)
  Other transactions-net                                             2              14
                                                                 -----           -----
  Net cash provided by (used in) financing activities            1,977          (1,544)

Effect of changes in foreign currency exchange rates               (20)            (93)

Increase in cash and cash equivalents                              853           3,571
Cash and cash equivalents at beginning of period                 2,712           1,652
                                                                 -----           -----
Cash and cash equivalents at end of period                      $3,565          $5,223
                                                                 =====           =====

Supplemental disclosures of cash flow information
- - -------------------------------------------------
  Cash paid (refunded) during the period for:
   Income taxes                                                 $  318          $ (189)
   Interest                                                        248             358


Disclosure of accounting policy
- - -------------------------------
  For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ----- -- ------------ --------- ----------

A. The consolidated financial statements at December 31, 1994 and 1993 and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B. The weighted average number of shares outstanding used in determining net income per share was 3,552,438 for the quarter ended December 31, 1994 and 3,536,897 for the quarter ended December 31, 1993. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding. Fully diluted net income per share is not materially different than net income per share.

C. On December 8, 1994, the company announced the signing of an agreement in principle to purchase UTI Instruments Company, (UTI), a privately owned company based in San Jose, California. On February 1, 1995, the company announced that it had decided not to pursue the purchase of UTI.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

                          (In Thousands of Dollars)

Results of Operations
- - ---------------------

First Quarter 1995 Compared with First Quarter 1994
- - ---------------------------------------------------

Net income for the first quarter of fiscal 1995 was $346, or $.10 per share, which is down from $815, or $.23 per share last year. The expected decline in earnings was due to additional spending to develop the company's Direct Wafer Measurement (DWM) technology acquired from IBM in May 1994, as well as to explore other new business opportunities.

Net sales of $23,525, increased nine percent from $21,649 in the prior year's first quarter. The increase was due primarily to higher sales in the Pacific Basin and the United States of the company's Automatic Parametric Test (APT) systems. Geographically, export sales increased in all divisions, particularly to the Pacific Basin, while U.S. and European sales were flat. Orders for the first quarter of 1995 set a new record high. First quarter orders of $27,938 increased 24 percent from the prior year's first quarter and 8 percent from the fourth quarter of fiscal 1994. Demand for the company's APT systems continued to be strong as the semiconductor industry continues to grow. Also, the response to newly introduced products has exceeded the company's expectations. Strong orders caused a $4,942 increase in backlog to a new record high of $12,684 at December 31, 1994. The company does not expect to experience order rates equal to the first quarter's. Orders for APT systems can be rather large, and the level of these orders can fluctuate significantly from quarter to quarter.

Cost of goods sold as a percentage of net sales decreased to 38.7 percent from
39.7 percent. This was the result of a nine percent weakening of the U.S. dollar against European currencies as well as fixed manufacturing costs spread over higher sales volume. The company does not expect the trend of lower cost of goods sold to continue, as the general shift has been to sales of products with lower gross margins.

Selling, general and administrative expenses increased $1,467 or 16 percent from the prior year's quarter, due mainly to higher marketing costs. The higher marketing costs resulted from new product introductions, higher commissions due to a different geographic channel sales mix, a nine percent weaker U.S. dollar and additional costs to explore new business opportunities.

Product development expenses of $3,205 for the quarter increased $602 or 23%. This was primarily due to costs associated with the development of DWM products.

Financing expenses (net of investment income) of $214, increased $33 to 0.9 percent of net sales from 0.8 percent in last year's quarter.

The effective tax rate was 28.0 percent for the quarter compared with 32.0 percent last year. The decrease in the effective rate was due to increased utilization of foreign tax credits.

Liquidity and Capital Resources
- - -------------------------------

Cash used in operations for the first quarter was $544, and was used primarily to increase inventory levels to meet production requirements. Last year's cash provided from operations of $6,442 for the first quarter included $2,503 of cash surrender value from the company's corporate-owned life insurance program. Cash paid for interest during the first quarter of 1995 and 1994 included $101 and $196, respectively, for interest due on the proceeds from corporate-owned life insurance. Total debt of $6,934 at December 31, 1994, increased $2,118 during the quarter. The total debt-to-capital ratio was 17.8 percent at December 31, 1994. Cash and cash equivalents were $3,565 at December 31, 1994, an $853 increase from September 30, 1994.

During fiscal 1995, the Company expects to finance debt service, capital spending and working capital requirements through cash provided by operations. At December 31, 1994, the Company had available unused lines of credit with domestic and foreign banks aggregating $27,071 of which $7,881 are short term and $19,190 are long term.

                         PART II.   OTHER INFORMATION
                         --------   -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         -------- --- ------- -- ---- ---

         (a)  Exhibit 27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarterly period ended December 31, 1994.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KEITHLEY INSTRUMENTS, INC.
                                (Registrant)





Date:  February 10, 1995         /s/  Joseph P. Keithley
                                ----------------------------------------------
                                Joseph P. Keithley
                                Chairman, President and Chief Executive Officer (Principal Executive Officer)





Date:  February 10, 1995         /s/  Ronald M. Rebner
                                ----------------------------------------------
                                Ronald M. Rebner
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)