Form 10-Q
period 1995-03-31
KEITHLEY INSTRUMENTS INC
filed 1995-05-12
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
   (MARK ONE)
          / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                              YES X           NO _
                                 ---
        As of April 28, 1995 there were outstanding 2,104,709 Common Shares, without par value, and 1,471,020 Class B Common Shares, without par value.

- - --------------------------------------------------------------------------------

                               PART I.  FINANCIAL INFORMATION
                               ------------------------------

ITEM 1.  Financial Statements.

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                         MARCH 31,        SEPTEMBER 30,
                                                   --------------------   -------------
                                                     1995        1994         1994
                                                   -------      -------      -------
ASSETS
Current assets:
    Cash and cash equivalents                      $ 2,682      $ 5,719      $ 2,712
    Accounts receivable and other, net              18,223       13,692       14,462
    Inventories:
        Raw materials                                5,111        3,944        4,137
        Work in process                              4,340        2,467        2,646
        Finished products                            3,233        2,351        2,908
                                                   -------      -------      -------
            Total inventories                       12,684        8,762        9,691
    Other current assets                             2,748        2,254        2,139
                                                   -------      -------      -------
            Total current assets                    36,337       30,427       29,004
                                                   -------      -------      -------

Property, plant and equipment, at cost              31,908       30,582       31,244
Less-Accumulated depreciation                       21,214       19,558       20,177
                                                   -------      -------      -------
Total property, plant and equipment, net            10,694       11,024       11,067
                                                   -------      -------      -------

Intangible assets, net                               6,433        6,897        6,665
Other assets                                         7,732        4,472        7,674
                                                   -------      -------      -------
Total assets                                       $61,196      $52,820      $54,410
                                                   =======      =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt and current
      installments on long-term debt               $    85      $   528      $   217
    Accounts payable                                 6,517        4,700        6,366
    Accrued payroll and related expenses             4,168        2,607        3,389
    Other accrued expenses                           4,018        3,862        3,781
    Income taxes payable                             1,875        1,280        1,545
                                                   -------      -------      -------
            Total current liabilities               16,663       12,977       15,298
                                                   -------      -------      -------

Long-term debt                                       7,898        4,067        4,599
Other long-term liabilities                          2,828        3,008        2,567

Shareholders' equity:
    Paid-in-capital                                  3,813        3,586        3,647
    Earnings reinvested in the business             29,280       29,029       27,943
    Cumulative translation adjustment and other        714          153          356
                                                   -------      -------      -------
            Total shareholders' equity              33,807       32,768       31,946
                                                   -------      -------      -------
Total liabilities and shareholders' equity         $61,196      $52,820      $54,410
                                                   =======      =======      =======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (IN THOUSANDS OF DOLLARS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                       ENDED MARCH 31,             ENDED MARCH 31,
                                                     1995          1994          1995          1994
                                                    -------       -------       -------       -------
Net sales                                           $27,850       $22,253       $51,375       $43,902

Cost of goods sold                                   10,842         8,874        19,939        17,474

Selling, general and administrative expenses         11,150         9,300        21,562        18,245

Product development expenses                          3,691         2,660         6,896         5,263

Amortization of intangible assets                       116           116           232           238

Financing expenses (net of investment income)           313           186           527           367
                                                    -------       -------       -------       -------
Income before income taxes                            1,738         1,117         2,219         2,315

Income taxes                                            420           265           555           648
                                                    -------       -------       -------       -------
Net income                                          $ 1,318       $   852       $ 1,664       $ 1,667
                                                    =======       =======       =======       =======
Net income per share                                $  0.37       $  0.24       $  0.47       $  0.47
                                                    =======       =======       =======       =======
Cash dividends per Common Share                     $   .05       $   .05       $   .10       $   .10
                                                    =======       =======       =======       =======
Cash dividends per Class B
  Common Share                                      $   .04       $   .04       $   .08       $   .08
                                                    =======       =======       =======       =======

                                 KEITHLEY INSTRUMENTS, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS OF DOLLARS)
                                       (UNAUDITED)

                                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,           ENDED MARCH 31,
                                                                1995         1994         1995         1994
                                                               -------      -------      -------      -------
Cash flows from operating activities:
    Net income                                                 $ 1,318      $   852      $ 1,664      $ 1,667
    Expenses not requiring outlay of cash                          994          950        2,001        1,930
    Changes in working capital                                  (3,174)         276       (5,639)       1,753
    Other operating activities                                    (506)        (171)          62        2,999
                                                               -------      -------      -------      -------
    Net cash provided by (used in) operating activities         (1,368)       1,907       (1,912)       8,349

Cash flows from investing activities:
    Payments for property, plant, and equipment                   (729)        (916)      (1,307)      (2,159)
    Other investing activities-net                                  35            8           53           17
                                                               -------      -------      -------      -------
    Net cash used in investing activities                         (694)        (908)      (1,254)      (2,142)

Cash flows from financing activities:
    Net decrease in short term debt                                (86)        (169)        (455)        (608)
    Net borrowing (repayment) of long term debt                  1,044         (258)       3,551       (1,215)
    Cash dividends                                                (164)        (161)        (327)        (323)
    Other transactions-net                                         167           12          169           26
                                                               -------      -------      -------      -------
    Net cash provided by (used in) financing activities            961         (576)       2,938       (2,120)

Effect of exchange rate changes on cash                            218           73          198          (20)
                                                               -------      -------      -------      -------
Increase (decrease) in cash and cash equivalents                  (883)         496          (30)       4,067
Cash and cash equivalents at beginning of period                 3,565        5,223        2,712        1,652
                                                               -------      -------      -------      -------
Cash and cash equivalents at end of period                     $ 2,682      $ 5,719      $ 2,682      $ 5,719
                                                               =======      =======      =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Income taxes                                           $   300      $   300      $   618      $   111
        Interest                                                   228          152          476          510

DISCLOSURE OF ACCOUNTING POLICY
        For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

A. The consolidated financial statements at March 31, 1995 and 1994 and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B. The weighted average number of shares outstanding used in determining net income per share was 3,567,457 for the quarter ended March 31, 1995 and 3,542,356 for the quarter ended March 31, 1994. For the six months ended March 31, 1995 and March 31, 1994, the weighted average number of shares outstanding was 3,561,020 and 3,539,365, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding. Fully diluted net income per share is not materially different than net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           (In Thousands of Dollars)

RESULTS OF OPERATIONS

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

Net income for the second quarter of fiscal 1995 was $1,318, or $.37 per share, which increased from $852, or $.24 per share, in last year's quarter. The substantial increase was due to higher sales levels. This improvement occurred even though the company spent $1,671 during the quarter to develop the Direct Wafer Measurement (DWM) technology and explore other new growth opportunities. Excluding these costs, pretax earnings were $3.4 million versus $1.1 million in last year's second quarter.

Record high net sales of $27,850 for the second quarter increased 25 percent from $22,253 in the prior year's quarter. The increase was fueled by continued strong demand for our automated parametric test systems used in the semiconductor industry and strong shipments of the Model 2000 digital multimeter introduced during the first quarter. Also, the company has experienced increased demand from its customers because of growth in their industries. Sales growth came from all divisions and across all geographic areas. Europe was particularly strong with sales up 50 percent due in part to the 13 percent weakening of the U.S. dollar from last year's second quarter. Order levels were also strong for the quarter, up 16 percent over the prior year's quarter. Backlog was reduced $1,081 during the quarter, but remained strong at $11,603 at March 31, 1995.

Cost of goods sold as a percentage of net sales decreased to 38.9 percent from
39.9 percent. This was the result of a weakening U.S. dollar against European currencies as well as fixed manufacturing costs being spread over higher sales volume. The effect of the company's hedging activities on cost of goods sold for the quarter was an increase of .3 percentage points of net sales. The company does not expect the trend of lower cost of goods sold to continue, as the general shift has been to sales of products with lower gross margins.

Selling, general and administrative expenses of $11,150 for the second quarter increased $1,850 or 20 percent from $9,300 in the prior year's quarter, due mainly to higher marketing costs. The higher marketing costs resulted from additional costs to explore new business opportunities, higher costs related to new product introductions, higher commissions due to increased sales volume and higher costs in Europe due mainly to a 13 percent weaker U.S. dollar.

Product development expenses of $3,691, or 13.3 percent of net sales for the quarter, increased $1,031 or 39 percent from $2,660 or 12.0 percent of net sales in the prior year's quarter. This was due primarily to costs associated with the development of DWM products.

Financing expenses (net of investment income) of $313, increased $127 or 68 percent. This was due to higher debt levels, higher interest rates on the variable rate debt and related borrowing costs.

SIX MONTHS ENDED MARCH 31, 1995 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1994

Net income of $1,664 or $.47 per share for the six months ended March 31, 1995, was flat versus $1,667 or $.47 per share reported for the prior year. For the first six months of the current year, the company spent $3,041 pretax to develop the DWM technology and explore other new business opportunities. Excluding these costs, pretax earnings were up 127 percent from the first six months of last year.

Net sales of $51,375 increased $7,473 or 17 percent from $43,902 reported for the six month period last year. Half of the increase was due to strong demand for the company's products serving the semiconductor industry. Orders for the six month period were up 20 percent from last year. Over half of this increase was due to the company's semiconductor business. Increased orders were noted in all divisions and across all geographic areas.

Cost of goods sold as a percentage of net sales decreased to 38.8 percent from
39.8 percent for the six month period last year. This was due primarily to a weaker U.S. dollar as well as fixed manufacturing costs being spread over higher sales volume. The effect of the company's hedging activities on cost of goods sold for the six months was to increase cost of goods sold by .3 percentage points of net sales.

Selling, general and administrative expenses of $21,562 or 42.0 percent of net sales increased $3,317 or 18 percent from $18,245 or 41.6 percent of net sales in the same period in the prior year. This was due mainly to higher marketing costs. The higher marketing costs resulted from additional costs to explore new business opportunities, higher costs in Europe due mainly to an 11 percent weaker U.S. dollar and higher commissions due to a different geographic channel mix and increased sales levels.

Product development expenses of $6,896, or 13.4 percent of net sales for the first half of fiscal 1995, increased $1,633 or 31 percent from $5,263 or 12.0 percent of net sales in the same period last year. This was due primarily to costs associated with the development of DWM products.

Financing expenses (net of investment income) increased $160 or 44 percent due to higher debt levels, higher interest rates on the variable rate debt and related borrowing costs.

The effective tax rate for the six month period was 25.0 percent compared to
28.0 percent for the prior year's period. The decrease was due to increased utilization of the foreign sales corporation and of foreign tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $1,368 for the second quarter and $1,912 for the first six months. Total debt of $7,983 at March 31, 1995, increased $3,167 since the beginning of the year. The increase in debt is supporting increased working capital requirements due to higher sales and is funding development and exploration of new business opportunities. Our debt-to-capital ratio at March 31, 1995, was 19.1 percent.

During the remainder of fiscal 1995, the Company expects to finance debt service, capital spending and working capital requirements through cash provided by operations. At March 31, 1995, the Company had available unused lines of credit with domestic and foreign banks aggregating $25,633 of which $8,405 are short term and $17,228 are long term.

                          PART II.   OTHER INFORMATION
                          ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 27 -- Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarterly period ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        KEITHLEY INSTRUMENTS, INC.
                                                        (Registrant)

Date:  May 12, 1995                                     /s/  Joseph P. Keithley
                                                        -----------------------------------------------------
                                                              Joseph P. Keithley
                                                              Chairman, President and Chief Executive Officer
                                                                (Principal Executive Officer)


Date:  May 12, 1995                                     /s/  Ronald M. Rebner
                                                        -----------------------------------------------------
                                                              Ronald M. Rebner
                                                              Vice President and Chief Financial Officer
                                                                (Principal Financial and Accounting Officer)