Form 10-Q
period 1995-06-30
KEITHLEY INSTRUMENTS INC
filed 1995-08-14
CIK 54991

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -------

                                   FORM 10-Q
(MARK ONE)
          / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                 YES X  NO
                                    ---    ---

    As of July 31, 1995 there were outstanding 2,414,225 Common Shares and Common Share equivalents, without par value, and 1,463,448 Class B Common Shares, without par value.


===============================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
------------------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                          JUNE 30,                   SEPTEMBER 30,
                                                                      ---------------                -------------
                                                                    1995             1994                 1994
                                                                    ----             ----                 ----
Assets
------

Current assets:
    Cash and cash equivalents                                      $ 2,856           $ 2,584              $ 2,712
    Accounts receivable and other, net                              18,295            14,614               14,462
    Inventories:
          Raw materials                                              5,577             3,972                4,137
          Work in process                                            3,920             2,858                2,646
          Finished products                                          3,261             2,807                2,908
                                                                   -------          --------              -------
            Total inventories                                       12,758             9,637                9,691
    Other current assets                                             2,323             1,764                2,139
                                                                   -------          --------              -------
            Total current assets                                    36,232            28,599               29,004
                                                                   -------           -------               ------

Property, plant and equipment, at cost                              32,036            30,604               31,244
Less-Accumulated depreciation                                       21,578            19,951               20,177
                                                                   -------           -------               ------
Total property, plant and equipment, net                            10,458            10,653               11,067
                                                                   -------           -------               ------

Intangible assets, net                                               6,317             6,781                6,665
Other assets                                                         8,982             6,886                7,674
                                                                   -------           -------              -------
Total assets                                                       $61,989           $52,919              $54,410
                                                                    ======            ======               ======


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
    Short-term debt and current
      installments on long-term debt                              $     73           $ 1,043              $   217
    Accounts payable                                                 5,941             6,229                6,366
    Accrued payroll and related expenses                             5,089             3,083                3,389
    Other accrued expenses                                           4,234             3,974                3,781
    Income taxes payable                                             1,823             1,185                1,545
                                                                   -------           -------              -------
          Total current liabilities                                 17,160            15,514               15,298
                                                                    ------            ------               ------

Long-term debt                                                       6,706             4,144                4,599
Other long-term liabilities                                          2,867             2,286                2,567

Shareholders' equity:
    Paid-in-capital                                                  3,818             3,609                3,647
    Earnings reinvested in the business                             30,788            27,031               27,943
    Cumulative translation adjustment and other                        650               335                  356
                                                                  --------         ---------             --------

          Total shareholders' equity                                35,256            30,975               31,946
                                                                    ------            ------               ------
Total liabilities and shareholders' equity                         $61,989           $52,919              $54,410
                                                                    ======            ======               ======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              (In Thousands of Dollars Except for Per Share Data)
                                  (Unaudited)


                                                         FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                            ENDED JUNE 30,                         ENDED JUNE 30,

                                                          1995           1994                   1995           1994
                                                          ----           ----                   ----           ----
Net sales                                              $  28,975       $ 21,913                $80,350        $65,815

Cost of goods sold                                        11,135          8,650                 31,074         26,124

Selling, general and administrative expenses              11,649         10,305                 33,211         28,550

Product development expenses                               3,852          2,661                 10,748          7,924

Purchased technology                                         ---          3,300                    ---          3,300

Amortization of intangible assets                            116            116                    348            354

Financing expenses (net of investment income)                231            190                    758            557
                                                       ---------       --------                -------        -------


Income (loss) before income taxes                          1,992         (3,309)                 4,211           (994)

Income taxes                                                 498         (1,474)                 1,053           (826)
                                                       ---------       --------                -------        -------


Net income (loss)                                      $   1,494       $ (1,835)               $ 3,158        $  (168)
                                                       =========       ========                =======        =======


Net income (loss) per share                            $    0.39       $  (0.52)               $  0.86        $ (0.05)
                                                       =========       ========                =======        =======

Fully diluted net income (loss) per share              $    0.39       $  (0.52)               $  0.83        $ (0.05)
                                                       =========       ========                =======        =======

Cash dividends per Common Share                        $     .05       $    .05                $   .15        $   .15
                                                       =========       ========                =======        =======

Cash dividends per Class B

Common Share                                           $     .04       $    .04                $   .12        $   .12
                                                       =========       ========                =======        =======

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)



                                                               FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                                             1995               1994               1995         1994
                                                             ----               ----               ----         ----
Cash flows from operating activities:
    Net income (loss)                                      $ 1,494            $(1,835)           $ 3,158      $  (168)

    Expenses not requiring outlay of cash                      925              1,283              2,926        3,213
    Changes in working capital                                 718                840             (4,921)       2,593
    Other operating activities                              (1,227)            (3,575)            (1,165)        (576)
                                                           -------            -------            -------      -------
    Net cash provided by (used in) operating activities      1,910             (3,287)                (2)       5,062

Cash flows from investing activities:
    Payments for property, plant, and equipment               (579)              (398)            (1,886)      (2,557)
    Other investing activities-net                               9                 30                 62           47
                                                           -------            -------            -------      -------
    Net cash used in investing activities                     (570)              (368)            (1,824)      (2,510)

Cash flows from financing activities:
    Net decrease in short term debt                             16                529               (439)         (79)
    Net borrowing (repayment) of long term debt             (1,179)                38              2,372       (1,177)
    Cash dividends                                            (165)              (163)              (492)        (486)
    Other transactions-net                                     186                 29                355           55
                                                           -------            -------            -------      -------
    Net cash provided by (used in) financing activities     (1,142)               433              1,796       (1,687)

Effect of exchange rate changes on cash                        (24)                87                174           67
                                                           -------            -------            -------      -------

Increase (decrease) in cash and cash equivalents               174             (3,135)               144          932
Cash and cash equivalents at beginning of period             2,682              5,719              2,712        1,652
                                                           -------            -------            -------      -------
Cash and cash equivalents at end of period                 $ 2,856            $ 2,584            $ 2,856      $ 2,584
                                                           =======            =======            =======      =======

Supplemental disclosures of cash flow information
-------------------------------------------------
    Cash paid during the period for:
          Income taxes                                     $   502            $   291            $ 1,280      $   402
          Interest                                             171                150                647          660


Disclosure of accounting policy
-------------------------------
    For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    ------------------------------------------

A. The consolidated financial statements at June 30, 1995 and 1994 and for the three month and nine month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.


B. The weighted average number of shares and share equivalents used in determining net income per share was 3,764,774 for the quarter ended June 30, 1995, and 3,546,598 for the quarter ended June 30, 1994. For the nine months ended June 30, 1995, and June 30, 1994, the weighted average number of shares and share equivalents used in determining net income per share was 3,671,312 and 3,541,690, respectively. The weighted average number of shares and share equivalents used in determining fully diluted net income per share was 3,817,726 for the quarter ended June 30, 1995, and 3,546,598 for the quarter ended June 30, 1994. For the nine months ended June 30, 1995, and June 30, 1994, the weighted average number of shares outstanding used in determining fully diluted net income per share was 3,801,940 and 3,541,690, respectively. Prior to the quarter ended June 30, 1995, fully diluted net income per share had not been materially different from net income per share. Common Shares, Class B Common Shares and Common Share equivalents are included in calculating the weighted average number of shares outstanding.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ---------------------

                           (In Thousands of Dollars)

Results of Operations
---------------------

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

Net income for the third quarter of fiscal 1995 was $1,494, or $.39 per share on a fully diluted basis, compared to a loss of $1,835, or $.52 per share, in last year's third quarter. Earnings improved as a result of the higher sales levels and the non-recurrence of $3,300 in pre-tax charges for purchased technology and $925 in pre-tax charges related to the retirement of Keithley's former president that were recorded in the third quarter of last year. Earnings improved despite an increase of approximately $1.2 million pre-tax in spending in the third quarter for new business development. Adjusting for new business development in the fiscal 1995 third quarter and the total of $4.2 million of non-recurring charges in the third quarter of last year, pre-tax earnings were approximately $3.7 million in the third quarter of fiscal 1995 compared with $1.4 million in the third quarter of fiscal 1994.

Record high net sales of $28,975 for the third quarter increased 32 percent from $21,913 in the prior year's third quarter. The increase was fueled by continued strong demand for semiconductor products and double-digit sales increases in all other divisions and in all geographic areas. Sales in the Pacific Basin were up 54 percent and U.S. domestic sales were up 30 percent principally due to demand for semiconductor products. Europe continued strong with sales up 29 percent due in part to the 15 percent weakening of the U.S. dollar from last year's third quarter. Order levels were also at record levels, up 40 percent over the prior year's quarter. Backlog increased $397 during the quarter and remained strong at $12,000 at June 30, 1995.

Cost of goods sold as a percentage of net sales decreased to 38.4 percent from
39.5 percent. This was the result of a weakening U.S. dollar against European currencies as well as fixed manufacturing costs being spread over higher sales volume. The effect of the company's hedging activities on cost of goods sold for the quarter was an increase of .4 percentage points of net sales.

Selling, general and administrative expenses of $11,649 for the third quarter increased $1,344 or 13 percent from $10,305 in the prior year's quarter. After adjusting for the $925 in pre-tax charges related to the retirement of Keithley's former president recorded in the third quarter of last year, expenses increased 24 percent due to higher marketing and incentive compensation related costs. The higher marketing costs resulted from higher costs related to new product introductions, higher commissions due to increased sales volume, higher costs in Europe due mainly to a 15 percent weaker U.S. dollar and additional costs to explore new business opportunities. The increased incentive compensation costs related to the Company's improved current fiscal year financial performance.

Product development expenses of $3,852 or 13.3 percent of net sales for the quarter, increased $1,191 or 45 percent from $2,661 or 12.1 percent of net sales in the prior year's quarter. This was due primarily to costs associated with the development of process monitoring products for the semiconductor manufacturing industry. During the quarter the Company introduced Quantox(TM), its first product using Direct Wafer Measurement technology. While Quantox is not expected to generate sales revenue until sometime in fiscal 1996, initial customer reception has been positive.

-----------------------------------------------------------

There was no purchased technology expense in the third quarter of fiscal 1995 compared to the $3,300 recorded in the same quarter last year for the purchase of Direct Wafer Measurement technology from IBM.

Financing expenses (net of investment income) of $231, increased $41 due to higher debt levels and higher interest rates on variable rate debt.

The effective tax rate of 25 percent compared to a tax benefit rate of 44.5 percent last year when the company recorded a loss. The decrease from the statutory rate was primarily due to the utilization of foreign tax credits.


Nine Months Ended June 30, 1995 Compared with Nine Months Ended June 30, 1994
-----------------------------------------------------------------------------

Net income for the nine months ended June 30, 1995 was $3,158, or $.83 per share on a fully diluted basis, compared to a loss of $168, or $.05 per share, in the same period last year. Earnings improved as a result of higher sales levels and the non-recurrence of $3,300 in pre-tax charges for purchased technology and $925 in pre-tax charges related to the retirement of Keithley's former president that were recorded in the third quarter of last year. The improved nine-month earnings occurred despite approximately $4.7 million pre-tax spending for new business development. Adjusting for new business development spending in both periods and last year's $4.2 million of non-recurring charges, pre-tax earnings were approximately $8.9 million in the first nine months of fiscal 1995 compared with $3.6 million in the third quarter of fiscal 1994.

Net sales of $80,350 increased $14,535 or 22 percent from $65,815 reported for the nine month period last year. Half of the increase was due to strong demand for the company's products serving the semiconductor industry. Orders for the nine month period were up 26 percent from last year principally due to the semiconductor industry demand. Increased orders were noted across all geographic areas.

Cost of goods sold as a percentage of net sales decreased to 38.7 percent from
39.7 percent for the nine month period last year. This was due primarily to a weaker U.S. dollar as well as fixed manufacturing costs being spread over higher sales volume. The effect of the company's hedging activities on cost of goods sold for the nine months was to increase cost of goods sold by .3 percentage points of net sales.

Selling, general and administrative expenses of $33,211 or 41.3 percent of net sales increased $4,661 or 16 percent from $28,550 or 43.4 percent of net sales in the same period in the prior year. This was due mainly to higher marketing costs and the non-recurrence of the $925 in charges related to the retirement of the company's former president. The higher marketing costs resulted from higher costs related to new product introductions, higher costs in Europe due mainly to a 13 percent weaker U.S. dollar, higher commissions due to a different geographic channel mix and increased sales levels, and from additional costs to explore new business opportunities.

Nine Months Ended June 30, 1995 Compared with Nine Months Ended June 30, 1994
-----------------------------------------------------------------------------
(cont.)
-------

Product development expenses of $10,748 or 13.4 percent of net sales increased $2,824 or 36 percent from $7,924 or 12.0 percent of net sales in the same period last year. This was due primarily to costs associated with the development of Direct Wafer Measurement technology for semiconductor process monitoring products.

Financing expenses (net of investment income) increased $201 or 36 percent due to higher debt levels and higher interest rates on variable rate debt.

The effective tax rate of 25 percent compared to a tax benefit rate of
83.1 percent last year when the company recorded a loss. The decrease from the statutory rate was primarily due to utilization of foreign tax credits.


Liquidity and Capital Resource
------------------------------

Cash provided by operations was $1,910 for the third quarter which brought the nine months year-to-date cash from operations to nil. Total debt of $6,779 at June 30, 1995, has increased $1,963 since the beginning of the year but decreased $1,204 during the third quarter. The year-to-date increase in debt is supporting increased working capital requirements due to higher sales and is funding development and exploration of new business opportunities. The debt-to-capital ratio at June 30, 1995, was 16 percent. During the quarter, the Company entered into an interest rate swap agreement with a commercial bank that is intended to hedge the Company's interest cost and effectively fixes the Company's interest rate on $3.0 million of variable rate debt at 6.84% for seven years.

During the remainder of fiscal 1995, the Company expects to finance debt service, capital spending and working capital requirements through cash provided by operations. At June 30, 1995, the Company had available unused lines of credit with domestic and foreign banks aggregating $26,792 of which $8,389 are short term and $18,403 are long term.

                          PART II.   OTHER INFORMATION
                          --------   -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         -------- --- ------- -- ---- ---
        (b) No reports on Form 8-K were filed during the quarterly period ended June 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KEITHLEY INSTRUMENTS, INC.
                                (Registrant)





Date:  August 10, 1995          /s/  Joseph P. Keithley
                                --------------------------------
                                Joseph P. Keithley
                                Chairman, President and Chief Executive Officer
                                  (Principal Executive Officer)





Date:  August 10, 1995          /s/  Ronald M. Rebner
                                --------------------------------
                                Ronald M. Rebner
                                Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)