Form 10-K
period 1995-09-30
KEITHLEY INSTRUMENTS INC
filed 1995-12-22
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                             -------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

For fiscal year ended, SEPTEMBER 30, 1995                     Commission file number    1-9965
                       ------------------                                               ------

                                       KEITHLEY INSTRUMENTS, INC.
---------------------------------------------------------------------------------------------------------
                           (Exact name of registrant as specified in its charter)

                 OHIO                                                        34-0794417
-----------------------------------------                     -------------------------------------------
(State of incorporation or organization)                          (I.R.S. Employer Identification No.)

      28775 AURORA ROAD, SOLON, OHIO                                            44139
-----------------------------------------                     -------------------------------------------
(Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code          (216) 248-0400
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON SHARES, WITHOUT PAR VALUE                              NEW YORK STOCK EXCHANGE
-----------------------------------------                     -------------------------------------------
         (Title of each class)                                (Name of exchange on which registered)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                       --------        --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

As of December 12, 1995 there were outstanding 4,364,802 Common Shares, without par value, and 2,893,796 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $65,792,752 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $3,339,943 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $69,112,947. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 12, 1995, which was $16.375. For purposes of this information, the 346,924 Common Shares and 2,689,830 Class B Common Shares which were held by the officers and Directors of the Company were deemed to be voting stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                             Part of 10-K
--------                                                             ------------
1.  Annual report to shareholders for the fiscal year ended          Parts I and II
    September 30, 1995 (only the portions listed in this report).
2.  Proxy statement for the annual meeting of shareholders to be     Part III
    held on February 10, 1996 (only the portions listed in this report).



                           KEITHLEY INSTRUMENTS, INC.

                               10-K ANNUAL REPORT


                              TABLE OF CONTENTS
PART I:                                                                         PAGE
                                                                                ----

         Item 1.  Business.................................................      1
         Item 2.  Properties...............................................      9
         Item 3.  Legal Proceedings........................................     10
         Item 4.  Submission of Matters to a Vote of Security Holders......     10

PART II:

         Item 5.  Market for the Registrant's Common Equity and Related
                      Stockholder Matters..................................     13
         Item 6.  Selected Financial Data..................................     13
         Item 7.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................     13
         Item 8.  Financial Statements and Supplementary Data..............     13
         Item 9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure..................     13

PART III.

         Item 10. Directors and Executive Officers of the Registrant.......     14
         Item 11. Executive Compensation...................................     14
         Item 12. Security Ownership of Certain Beneficial Owners and
                      Management...........................................     14
         Item 13. Certain Relationships and Related Transactions...........     14

PART IV:

         Item 14. Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K.............................................     15

                                    PART I.

ITEM 1 - BUSINESS.
         --------
General
-------

         Keithley Instruments, Inc. is a corporation which was founded in 1946 and organized under the laws of the State of Ohio on October 1, 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (216) 248-0400. References herein to the "Company" or "Keithley" are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

Products
--------

         Keithley Instruments, Inc. provides instrumentation to semiconductor manufacturers, medical equipment manufacturers, and growth segments of the electronics industry. Scientists and engineers around the world use Keithley's advanced hardware and software for measurement, test, data acquisition, and control. Although the Company's products vary in capability, sophistication, use, size and price, they basically test, measure, and analyze electrical and physical properties. As such, the Company considers its business to be in a single industry segment. For each of the last three fiscal years, more than 90% of the Company's revenue was derived from the sale of electronic test and measurement instrumentation and data acquisition and analysis hardware and software, which represents one class of similar products.

         The operating units and product groups of the Company are described below:

         TEST INSTRUMENTATION GROUP. The Test Instrumentation Group supplies instruments for benchtop and systems applications and automatic parametric test systems (APT). The Company's largest division, it is an internationally recognized leader in sensitive instruments for measuring a wide range of electrical properties such as voltage, resistance, current, capacitance and charge. APT products can be found in semiconductor fabrication facilities throughout the world. The Test Instrumentation Group is comprised of the following major product lines whose models, except for APT products, generally range in price from $1,000 to $10,000:

            SENSITIVE INSTRUMENTS. This product group includes electrometers, picoammeters, sensitive digital voltmeters, micro-ohmmeters, and certain other instruments which are distinguished by their extreme sensitivity, resolution and accuracy as compared to the capabilities of conventional meters. Sensitive instruments are used by scientists, engineers, and researchers for the study of materials, semiconductors, and superconductors. Typical customers are industrial and government research laboratories, educational institutions, and electronics manufacturers.

            DIGITAL MULTIMETERS. These instruments are used in the measurement of voltage, current and resistance, and other electrical parameters in applications not requiring the extreme sensitivity of scientific products. The digital multimeter product line includes several models of general purpose and specialized multimeters which differ by their resolution, accuracy, sensitivity, physical size and ability to be integrated into a personal computer-based test system. General purpose multimeters are used by engineers and technicians for manual measurements in research and design testing. Specialized multimeters can be used in automated tests requiring rapid or repetitive measurements for design and quality control.

            SWITCHES AND SOURCES. Switching instruments are used to route electrical signals in test systems to measurement and source instrumentation. This allows many devices or test points to be measured with a minimum number of instruments. Switch products together with Sensitive, Digital Multimeter, Source, I-V and C-V instruments can be integrated into computer-based systems to provide flexible, automated testing and measurement. Switch products are sold to scientists and engineers in research, semiconductor and electronic manufacturing markets.

            Sources generate the precise voltage and currents needed to test electronic devices and investigate properties of materials. Source products are sold to scientists and engineers in research, semiconductor and electronic manufacturing markets, especially where stable signals of low level current and voltage are needed. These sources can be interfaced with computers as part of an automated test system, or used manually on the laboratory bench.

            SOURCE MEASURE UNITS. These are programmable instruments capable of sourcing and measuring voltage and current, thus replacing the functionality of four instruments with one reliable, compact unit. These versatile instruments cover a wide dynamic range of voltage and current and their combination of high speed and sensitivity have made these units ideal for engineers and scientists in the research, semiconductor, and electronics manufacturing customer groups.

            C-V (CAPACITANCE VERSUS VOLTAGE). C-V products include high-frequency and quasistatic C-V meters, measurement and analysis software, and computer-based test systems. C-V products are used by scientists and engineers in semiconductor manufacturing facilities, industrial and governmental research laboratories, and educational institutions to research, develop, and characterize semiconductor devices, materials and manufacturing processes.

            APT PRODUCTS are computer-based analog parametric testing systems that measure various electrical characteristics of semiconductor materials. The Company is one of the leading suppliers of these systems for semiconductor production applications. In production, the systems allow manufacturers to monitor quality control parameters during fabrication of integrated circuits to improve manufacturing yields. In research, the systems are used to analyze the characteristics of semiconductor materials in the development of integrated circuit devices. The systems can also be used to develop integrated circuit manufacturing processes. A typical system incorporates instrumentation and software developed by the Test Instrumentation Group and computer hardware manufactured by others. The APT Group integrates the system's major components and, in most cases, customizes the system to specification, installs and services the equipment and software, and provides customer training. Selling prices for these products generally range from $50,000 to $250,000.

         PROCESS MONITORING GROUP. The Process Monitoring Group designs, develops, manufactures and markets products based on the direct wafer measurement or non-contact technology purchased from International Business Machines in May, 1994. During fiscal 1995, the division incurred costs to develop and market the Quantox product, the first product in a planned family of products to be developed by Keithley based on the non-contact technology. Revenues from Quantox are expected to begin in the second half of fiscal 1996.

         RADIATION MEASUREMENTS DIVISION. The Radiation Measurements Division designs, develops, manufactures and markets products and systems that accurately measure the radiation emission levels of x-ray machines and nuclear radiation sources and are used to calibrate radiation therapy and x-ray equipment in hospitals and manufacturing processes. Customers include hospitals, diagnostic x-ray equipment manufacturers, radiation researchers and physicists and field service organizations. Selling prices for standard products range from $500 to $10,500 per instrument, and products designed and manufactured for specific customer applications sell for up to $100,000.

         KEITHLEY METRABYTE DIVISION. The Keithley MetraByte Division designs, develops, manufactures and markets a wide range of data acquisition and analysis hardware and software products designed for use with personal computers. These products are used in thousands of applications worldwide wherever a number of variables must be monitored and analyzed quickly. Automotive engineering, rocket engine testing, laser labeling systems, high-speed package handling systems, oil drilling and standby power generating systems are among the examples of the applications of the Company's data acquisition products. Selling prices for Keithley MetraByte products generally range from $100 to $3,000.

The Division markets its products under the brand names Keithley MetraByte, Keithley Asyst and Acculex and is composed of the following product groups:

            PLUG-IN DATA ACQUISITION BOARDS provide data acquisition capabilities in the form of a board that is installed into a slot of the computer. The Company offers a wide range of plug-in data acquisition boards in terms of the number of channels, input ranges and sampling rates. They are marketed worldwide to researchers and scientists engaged in laboratory automation and experimentation, as well as to engineers involved with process control and data collection applications. These products are marketed primarily through direct marketing and catalog mailings.

            SOFTWARE products are specialized personal computer-based scientific data acquisition, analysis and graphics software products. Scientists and engineers often combine Keithley software together with data acquisition hardware or test and measurement instrumentation of other manufacturers. The software products are used with IBM and most compatible computers and can run in Microsoft Windows.

            ACCULEX products include digital panel meters and panel printers. These products display machine parameters, capture results for permanent storage and enunciate alarms. These products are marketed primarily through direct marketing and catalog mailings.

            DISTRIBUTED I/O products include Keithley's WORKHORSE and MetraBus product offerings. These products are primarily used in industrial monitoring and control applications.

            COMMUNICATION products include IEEE-488 bus interfaces and software for interfacing computers with programmable measurement instrumentation. These products are marketed through direct marketing and catalog mailings.

            DATA ACQUISITION INSTRUMENTS include personal computer-based workstations that collect data from, and provide control over, a variety of test and measurement modules. A typical workstation consists of a standard software package and hardware external to the personal computer that utilizes various plug-in module cards that allow a user to customize the workstation for a specific application, including research, product test and pilot plant process monitoring.

            PERSONAL COMPUTER INSTRUMENT PRODUCTS (PCIP) are instruments contained entirely on boards that fit into an expansion slot of almost any personal computer. Included in the PCIP offering are a digital multimeter, scanner, oscilloscope, function generator and a counter. Applications include bench top engineering and automatic production testing. These products are marketed primarily through direct marketing and catalog mailings.

         AGENCY PRODUCTS. The Company markets and distributes certain products manufactured by approximately nine test and measurement companies. These products are marketed and distributed primarily by the Company's European operations and are complementary to, but not competitive with, products manufactured by the Company.

New Products During Fiscal Year 1995
------------------------------------

         Several new products were introduced during fiscal 1995 including the following:

         THE TEST INSTRUMENTATION GROUP introduced several new products including the Model 2000 6 1/2-digit digital multimeter (DMM). Ten times faster than any other DMM in its class, the Model 2000 includes multipoint scanning capability not found in any other DMM in its price range of under $1,000. Also introduced was the Model 6517 electrometer/high-resistance meter. The 6517 is used in production test of electrical insulating materials and other products such as polymer coatings and latex gloves where product consistency and quality are critical.

         THE PROCESS MONITORING GROUP introduced the Quantox oxide characterization system, the first product incorporating the non-contact direct wafer measurement technology purchased from International Business Machines in May, 1994. While Quantox will not contribute to revenues until the second half of fiscal 1996, it has generated a significant amount of customer interest since its introduction at the Semicon-West trade show in July, 1995.

         THE RADIATION MEASUREMENTS DIVISION introduced the TRIAD Quality Assurance (QA) for Windows software. The TRIAD QA for windows software works with the TRIAD Kit and a personal computer to perform quality assurance testing on diagnostic x-ray generators for all modalities.

         THE KEITHLEY METRABYTE DIVISIONintroduced several new products including VTX (Visual Test Extension) software. VTX adds significant data acquisition and analysis functions to Visual Basic for Windows allowing greater flexibility and programming speed than the proprietary software currently available. Several new boards were introduced including the DAS-1800AO (Analog Outputs) board. Like all members of the DAS-1800 series, the DAS-1800AO supports continuous, high-speed data acquisition under the familiar Windows environment or DOS. Also introduced during fiscal 1995 was the DASCard-1000 series of PCMCIA data acquisition cards for notebook computers. Providing a cost-effective solution for field applications, the DASCard-1000 can be installed in seconds and permits a wide variety of low to mid-level data acquisition applications, bringing data acquisition and analysis in the field or on the factory floor.

Geographic Markets and Distribution
-----------------------------------

         Substantially all of the Company's products are manufactured in Ohio and Massachusetts and are sold throughout the world in many developed countries. The Company's principal markets are the United States, Europe and the Pacific Basin.

         In the United States, the Company's products are sold by the Company's sales personnel, independent sales representatives and through direct marketing and catalog mailings. United States sales offices are located in Solon, Ohio; Santa Clara, California and Taunton, Massachusetts. The Company markets its products directly in European countries in which it has a wholly owned sales subsidiary and through distributors in other countries. European subsidiaries have sales and service offices located in or near London, Munich, Paris, Amsterdam, Zurich and Milan. The Company also has a sales office in Beijing, China. Sales in markets outside the United States, Europe and China are made through independent sales representatives and distributors. The Company's Japanese subsidiary supports independent sales representatives and distributors in the Pacific Basin.

Sources and Availability of Raw Materials
-----------------------------------------

         The Company's products require a wide variety of electronic and mechanical components, most of which are purchased. The Company has multiple sources for the vast majority of the components and materials it uses; however, there are some instances where the components are obtained from a sole-source supplier. If a sole-source supplier ceased to deliver, the Company could experience a temporary adverse impact on its operations; however, management believes alternative sources could be developed quickly. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available to the Company as needed.

Patents
-------

         Electronic instruments of the nature the Company designs, develops and manufactures are generally not patentable in their entirety. Although the Company holds patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents, because of the rapid rate of technological change in the industry.

Seasonal Trends and Working Capital Requirements
------------------------------------------------

         Although the Company is not subject to significant seasonal trends, its business is cyclical and is somewhat dependent upon the semiconductor industry in particular. The Company does not have any unusual working capital requirements.

Customers
---------

         The Company's customers generally are involved in engineering, research and development, product testing, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 1995 no one customer accounted for more than 10% of the Company's sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog
-------

         The Company's backlog of unfilled orders amounted to approximately $11,284,000 as of September 30, 1995 and approximately $7,742,000 as of September 30, 1994. It is expected that the majority of the orders included in the 1995 backlog will be delivered during fiscal 1996; however, the Company's past experience indicates that a small portion of orders included in the backlog may be canceled.

Competitive Conditions
----------------------

         The Company competes on the basis of quality, performance, service, warranty and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic test and measurement instruments, some of which are larger and have greater financial resources than the Company. The Company's competitors vary between product lines and certain manufacturers compete with the Company in multiple product lines. The Company's principal competitors are Hewlett-Packard Company, Fluke Corporation, National Instruments, Inc., Data Translation, Inc. and Advantest Corporation.


Research and Development
------------------------

         The Company's engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company's product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company's products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $15,385,000 in 1995, $11,551,000 in 1994 and $10,304,000 in 1993, or approximately 14%, 13% and 11%
of net sales, respectively, for each of the last three fiscal years. Research contracts are not obtained from customers, nor does the Company conduct any research work under government development contracts. During fiscal 1994, the Company expensed $3,300,000 to acquire the right to develop and commercialize direct wafer measurement technology from International Business Machines.

Government Regulations
----------------------

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees
---------

         As of September 30, 1995, the Company employed 659 persons, 98 of whom were located outside the United States. None of the Company's employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

Foreign Operations and Export Sales
-----------------------------------

         Information related to foreign and domestic operations and export sales is incorporated by reference to Note J of the Notes to the Consolidated Financial Statements on page 31 of the Company's 1995 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this report.

         The Company has significant revenues from outside the United States which increase the complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies which is not possible to predict, the Company believes that its foreign subsidiaries and other larger international markets are in countries where the economic and political climate is generally stable.

ITEM 2 - PROPERTIES.
         -----------

         The Company believes that the facilities owned and leased by it are well maintained, adequately insured and suitable for their present and intended uses. Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:


                              Type of                                               Acreage (Land)
Owned Properties              Facility                                         Square Footage (Building)
----------------              --------                                         -------------------------
    Location
    --------

    Solon, Ohio               Executive offices,
                              Engineering, Manufacturing,                        26.1 Acres
                              Marketing and Sales                                125,000 square feet

    Solon, Ohio               Engineering, Manufacturing,
                              Marketing, Sales, Service and                      7.0 Acres
                              Administration                                     32,000 square feet


                                                                                             Lease
                              Type of                                   Square             Expiration
Leased Properties             Facility                                  Footage               Date
-----------------             --------                                  -------               ----
    Location
    --------

    Taunton,                  Manufacturing, Marketing,
    Massachusetts             Service and Administration                   41,000       June 30, 1997

    Taunton,                  Engineering, Sales
    Massachusetts             and Administration                           31,000       June 30, 1997

    Solon, Ohio               Engineering, Manufacturing,                  21,600       March 31, 1997
                              Marketing, Sales, Service
                              and Administration

    Solon, Ohio               Administration                                2,700       March 31, 1997

    Santa Clara,              Sales and Service                             4,355       October 15, 1997
    California

                                                                                         Lease
                              Type of                              Square             Expiration
Location                      Facility                            Footage                Date
--------                      --------                            -------                ----
Munich,                       Sales, Service and                    27,750         March 31, 2001;
Germany                       Administration                                       renewable

London, England               Sales and Service                      8,000         July 24, 2009

Paris, France                 Sales and Service                      3,456         June 30, 1996

Zurich,                       Sales and Service                      3,229         September 30, 1997
Switzerland                                                                        renewable

Amsterdam,                    Sales and Service                      2,906         March 31, 1997
Netherlands

Milan,                        Sales and Service                      2,691         August 31, 1995,
Italy                                                                              cancelable with
                                                                                   6 months notice


ITEM 3 - LEGAL PROCEEDINGS.
         ------------------

         The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:
------------------------------------

         The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K under the Securities and Exchange Act of 1934.

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

 Executive Officer                         Age        Recent Business Experience
 -----------------                         ---        --------------------------
 Joseph P. Keithley                        47         Chairman  of the  Board of  Directors since  1991, Chief
                                                      Executive  officer  since  November 1993  and  President
                                                      since  May  1994.     Vice  Chairman  of  the  Board  of
                                                      Directors from  1988 to 1991.   Executive Vice President
                                                      from 1989 to 1991.

 Joseph F. Keithley                        80         Founder  of  the Company  in  1946;  President to  1973,
                                                      Chairman of the Board of Directors from 1955 to 1991.


 Philip R. Etsler                          45         Vice President  Human  Resources of  the  Company  since
                                                      1990. Director of Personnel from 1986 to 1990.

 James B. Griswold                         49         Secretary  and a  Director  of the  Company  since 1988;
                                                      partner in the  law firm of Baker & Hostetler  from 1982
                                                      to present.

 Hermann Hamm                              56         Vice  President of  European  Operations of the Company
                                                      since 1986.

 Frederick R. Hume                         52         Senior  Vice President Test  Instrumentation Group since
                                                      February  1993.  Vice  President   Test  Instrumentation
                                                      Group  from   August  1992  to  February   1993.    Vice
                                                      President Instrument  Division of  the Company  from May
                                                      1988 to August 1992.

 Executive Officer                         Age        Recent Business Experience
 -----------------                         ---        --------------------------
 Mark J. Plush                             46         Controller since  1982 and Officer of  the Company since
                                                      1989.

 Ronald M. Rebner                          51         Vice  President  and  Chief  Financial  Officer  of  the
                                                      Company since 1981.


 Terrence E. Sheridan                      55         Vice  President  Radiation  Measurements  Division since
                                                      1978.

                                    PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
         The information required by this Item is incorporated herein by reference under the caption Stock Market Price and Cash Dividends appearing on page 33 of the Keithley Instruments, Inc. 1995 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

         The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 12, 1995 was 1,463.

ITEM 6 - SELECTED FINANCIAL DATA.
         ------------------------

         The information required by this Item is incorporated herein by reference to the eleven year summary, appearing on pages 34 and 35 of the Keithley Instruments, Inc. 1995 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

         The information required by this Item is incorporated herein by reference to pages 23 and 24 of the Keithley Instruments, Inc. 1995 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         The Consolidated Financial Statements, appearing on pages 20 through 22 and pages 25 through 31, the Unaudited Quarterly Results of Operations appearing on page 33 of the Keithley Instruments, Inc. 1995 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated November 9, 1995, appearing on page 32 of the Keithley Instruments, Inc. Annual Report to Shareholders is filed as Exhibit 13 to this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

         None.

                                   PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

         The information required by this item relating to the Directors is incorporated herein by reference to the information set forth under the caption Election of Directors in the Company's Proxy Statement to be used in conjunction with the February 10, 1996 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934. The information required for an identification of executive officers is included on pages 11 and 12 of this Form 10-K Annual Report.

ITEM 11 - EXECUTIVE COMPENSATION.
          -----------------------

         The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the caption Executive Compensation and Benefits in the Company's Proxy Statement to be used in conjunction with the February 10, 1996 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

         The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption Principal Shareholders in the Company's Proxy Statement to be used in conjunction with the February 10, 1996 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler. Baker & Hostetler served as general legal counsel to the Company during the fiscal year ended September 30, 1995 and is expected to render services in such capacity to the Company in the future.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)(1)  FINANCIAL STATEMENTS OF THE COMPANY

         The following documents are filed as part of this report:

1.       Consolidated Balance Sheets as of September 30, 1995 and 1994.

2. Consolidated Statements of Income for each of the three years ended September 30, 1995.

3. Consolidated Statements of Cash Flows for each of the three years ended September 30, 1995.

4. Consolidated Statements of Earnings Reinvested in the Business for each of the three years ended September 30, 1995.

5.       Notes to Consolidated Financial Statements.

6.       Report of Independent Accountants dated November 9, 1995.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company described in Item 14(a)(1):

Schedule II  Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or not applicable, or because the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

(a)(3)  INDEX TO EXHIBITS

                                                                                             Page Number
                                                                                             Sequential
 Exhibit                                                                                      Numbering
 Number                 Exhibit                                                                System
 ------                 -------                                                                ------
 3(a)         Amended Articles of Incorporation, as amended on February 11, 1985.
              (Reference is made to Exhibit 3(a) of the Company's Form 10 Registration
              Statement (File No. 0-13648) as declared effective on July 31, 1985, which
              Exhibit is incorporated herein by reference.)
                                                                                                    --
 3(b)         Code of Regulations, as amended on February 11, 1985.  (Reference is made to
              Exhibit 3(b) of the Company's Form 10 Registration Statement (File No.
              0-13648) as declared effective on July 31, 1985, which Exhibit is incorporated
              herein by reference.)                                                                 --

 4(a)         Specimen Share Certificate for the Common Shares, without par value.
              (Reference is made to Exhibit 4(a) of the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended June 30, 1988 (File No. 1-9965), which
              Exhibit is incorporated herein by reference.)
                                                                                                    --
 4(b)         Specimen Share Certificate for the Class B Common Shares, without par value.
              (Reference is made to Exhibit 4(b) of the Company's Form 10 Registration
              Statement (File No. 0-13648) as declared effective on July 31, 1985, which
              Exhibit is incorporated herein by reference.)
                                                                                                    --
 *10(a)       1984 Stock Option Plan, adopted in February 1984.                                     --

 *10(b)       1984 Performance Award Plan, adopted in February 1984.                                --

 *10(c)       1984 Deferred Compensation Plan, adopted in February 1984.                            --

 *10(g)       Lease for the property located at Solon Place I, 31300 Bainbridge Road,
              Solon, Ohio  44139.                                                                   --

 10(k)        Employment Agreement with Joseph F. Keithley dated September 26, 1988.
              (Reference is made to Exhibit 10(k) of the Company's Annual Report on Form
              10-K for the year ended September 30, 1988 (File No. 1-9965), which Exhibit is incorporated herein by reference.)
                                                                                                    --

                                                                                             Page Number
                                                                                             Sequential
 Exhibit                                                                                      Numbering
 Number                 Exhibit                                                                System
 ------                 -------                                                                ------
 10(l)        Employment Agreement with Joseph P. Keithley dated September 26, 1988.
              (Reference is made to Exhibit 10(l) of the Company's Annual Report on Form
              10-K for the year ended September 30, 1988 (File No. 1-9965), which Exhibit is incorporated herein by reference.)
                                                                                                    --

 10(m)        Employment Agreement with Thomas G. Brick dated May 27, 1988.  (Reference is made to Exhibit 28(b) of the Company's Quarterly Report on Form 10-Q for the
              fiscal quarter ended June 30, 1988 (File No. 1-9965), which Exhibit is incorporated herein by reference.)
                                                                                                    --
 10(o)        Form of Supplemental Executive Retirement Plan, adopted in January 1988.
              (Reference is made to Exhibit 10(o) of the Company's Annual Report on Form
              10-K for the year ended September 30, 1988 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

 10(q)        1992 Stock Incentive Plan, adopted in December 1991.  (Reference is made to
              Exhibit 10(q) of the Company's Annual Report on Form 10-K for the year ended
              September 30, 1991 (File No. 1-9965) which Exhibit is incorporated herein by
              reference.)                                                                           --

 10(r)        1992 Directors' Stock Option Plan, adopted in December 1991.  (Reference is made to Exhibit 10(r) of the Company's Annual Report on Form 10-K for the
              year ended September 30, 1991 (File No. 1-9965) which Exhibit is
              incorporated herein by reference.)                                                    --

 10(u)        Credit Agreement dated as of May 31, 1994 by and among Keithley Instruments,
              Inc. and certain borrowing subsidiaries and the Banks named herein, and NBD
              Bank, N.A., as Agent.  (Reference is made to Exhibit 10(u) of the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No.
              1-9965) which Exhibit is incorporated herein by reference.)
                                                                                                     --
 10(v)        Contactless Testing Technology Licensing Agreement between International
              Business Machines Corporation and Keithley Instruments, Inc., effective as of May 26, 1994. (Reference is made to exhibit 10(v) of the Company's
              Annual Report on Form 10-K for the year ended September 30, 1994 (File
              No. 1-9965) which Exhibit is incorporated herein by reference.)                        --

                                                                                              Page Number
                                                                                              Sequential
  Exhibit                                                                                      Numbering
  Number                 Exhibit                                                                System
  ------                 -------                                                                ------
  10(w)        Amendment and Modification of both the Employment Agreement with Thomas G.
               Brick dated May 27, 1988, and the Form of Supplemental Executive Retirement
               Plan, adopted in January 1988. (Reference is made to Exhibit 10(w) of the
               Company's Annual Report on Form 10-K for the year ended September 30, 1994
               (File No. 1-9965) which Exhibit is incorporated herein by reference.)               --

  11           Statement Re Computation of Per Share Earnings.                                     24

  13           Annual Report to Shareholders for the Fiscal Year Ended September 30, 1995.
                                                                                                  25-53
  21           Subsidiaries of the Company                                                         54

  23           Consent of Experts                                                                  55

  27           Financial Data Schedule

*Reference is made to the appropriate exhibits of the Company's Form 10 Registration Statement (File No. 0-13648)
as declared effective on July 31, 1995, which exhibits are incorporated herein by reference.

ITEM 14(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1995.

ITEM 14(C)  EXHIBITS:  See "Index to Exhibits" at Item 14(a)(3) above.

ITEM 14(D) FINANCIAL STATEMENT SCHEDULES: Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keithley Instruments, Inc.
(Registrant)

By:   /s/  Joseph P. Keithley
     --------------------------------------
           Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:      December 9, 1995
     --------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

 Signature                                   Title                                                      Date
 ---------                                   -----                                                      ----
 /s/  Joseph P. Keithley                     Chairman of the Board of Directors, President and         12/9/95
-------------------------------              Chief Executive Officer
      Joseph P. Keithley                     (Principal Executive Officer)

 /s/  Joseph F. Keithley                     Founder and Director                                      12/9/95
-------------------------------
      Joseph F. Keithley

 /s/  Ronald M. Rebner                       Vice President and Chief Financial Officer                12/9/95
-------------------------------              (Principal Financial and Accounting Officer) and
      Ronald M. Rebner                       a Director


 /s/                                         Director
-------------------------------
      Dr. Theodore M. Alfred

 /s/  James T. Bartlett                      Director                                                  12/9/95
-------------------------------
      James T. Bartlett

 /s/  Arden L. Bement, Jr.                   Director                                                  12/9/95
-------------------------------
      Dr. Arden L. Bement, Jr.

 /s/  James B. Griswold                      Director                                                  12/9/95
-------------------------------
      James B. Griswold

 /s/                                         Director
-------------------------------
      Leon J. Hendrix, Jr.

 /s/  Gabriel A. Rosica                      Director                                                  12/9/95
-------------------------------
      Gabriel A. Rosica

 /s/  R. Elton White                         Director                                                  12/9/95
-------------------------------
      R. Elton White

Report of Independent Accountants on
Financial Statement Schedule



To the Board of Directors of
Keithley Instruments, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 9, 1995 appearing on page 32 of the 1995 Annual Report to Shareholders of Keithley Instruments, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Notes A and G of the consolidated financial statements appearing in the 1995 Annual Report to Shareholders of Keithley Instruments, Inc., in 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective as of October 1, 1992.




PRICE WATERHOUSE LLP

Cleveland, Ohio
November 9, 1995

                                                                     SCHEDULE II
                           KEITHLEY INSTRUMENTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                           (In Thousands of Dollars)




 Column A                             Column B             Column C             Column D              Column E
 --------                             --------             --------             --------              --------
                                     Balance at            Charged to
                                    Beginning of           Costs and                                 Balance at End
 Description                          Period               Expenses             Deductions            of Period
 -----------                          ------              ---------             ----------            ---------
 For the Year Ended
 September 30, 1995:


 Valuation allowance for
 deferred tax assets                  $3,330               $   80               $  804 (1)              $2,606

 For the Year Ended
 September 30, 1994:


 Valuation allowance for
 deferred tax assets                  $3,314               $  548               $  532 (1)              $3,330

 For the Year Ended
 September 30, 1993:

 Valuation allowance for
 deferred tax assets                  $    --              $3,314 (2)           $    --                 $3,314


(1)       Represents utilization of foreign tax credits.

(2) In connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes" (FAS 109), a valuation allowance was recorded for that portion of foreign tax credit carryforwards and other tax credit carryforwards recorded as deferred tax assets, where it is more likely than not these credits will not be utilized. $3,316 was recorded as of October 1, 1992 and represented the cumulative effect of adoption of FAS 109, while $2 was recorded in the 1993 income tax provision as a reversal of previously recorded valuation allowance.