Form 10-Q
period 1996-03-31
KEITHLEY INSTRUMENTS INC
filed 1996-05-14
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
   (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         As of April 30, 1996 the Registrant had outstanding 4,590,947 Common Shares, without par value, and 2,801,278 Class B Common Shares, without par value.

================================================================================

                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

ITEM 1.  Financial Statements.
- -------  ---------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                         MARCH 31,      SEPTEMBER 30,
                                                    ------------------  -------------
                                                      1996       1995        1995
                                                      ----       ----        ----
Assets
- ------

Current assets:
     Cash and cash equivalents                      $ 4,289    $ 2,682     $ 3,890
     Accounts receivable and other, net              20,297     18,223      20,856
     Inventories:
           Raw materials                              6,908      5,111       4,917
           Work in process                            5,356      4,340       3,981
           Finished products                          4,223      3,233       3,762
                                                    -------    -------     -------
             Total inventories                       16,487     12,684      12,660
     Other current assets                             2,851      2,748       2,290
                                                    -------    -------     -------
             Total current assets                    43,924     36,337      39,696
                                                    -------    -------     -------

Property, plant and equipment, at cost               35,843     31,908      32,527
Less-Accumulated depreciation                        23,471     21,214      21,984
                                                    -------    -------     -------
Total property, plant and equipment, net             12,372     10,694      10,543
                                                    -------    -------     -------

Intangible assets, net                                8,108      6,433       6,201
Other assets                                          8,735      7,732       9,669
                                                    -------    -------     -------
Total assets                                        $73,139    $61,196     $66,109
                                                    =======    =======     =======


Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities:
     Short-term debt and current
       installments on long-term debt               $    72    $    85     $    71
     Accounts payable                                 7,440      6,517       6,759
     Accrued payroll and related expenses             5,104      4,168       6,142
     Other accrued expenses                           5,492      4,018       4,575
     Income taxes payable                             2,696      1,875       2,580
                                                    -------    -------     -------
           Total current liabilities                 20,804     16,663      20,127
                                                    -------    -------     -------

Long-term debt                                        9,685      7,898       6,042
Other long-term liabilities                           3,138      2,828       3,038

Shareholders' equity:
     Paid-in-capital                                  4,789      3,813       4,162
     Earnings reinvested in the business             34,365     29,280      32,157
     Cumulative translation adjustment and other        439        714         583
     Common shares held in treasury, at cost            (81)        --          --
                                                    -------    -------     -------
           Total shareholders' equity                39,512     33,807      36,902
                                                    -------    -------     -------
Total liabilities and shareholders' equity          $73,139    $61,196     $66,109
                                                    =======    =======     =======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)


                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED MARCH 31,        ENDED MARCH 31,
                                                         1996        1995        1996        1995
                                                       -------     -------     -------     -------

Net sales                                              $30,019     $27,850     $59,842     $51,375

Cost of goods sold                                      10,967      10,842      22,802      19,939

Selling, general and administrative expenses            12,336      11,150      24,278      21,562

Product development expenses                             4,336       3,691       8,432       6,896

Amortization of intangible assets                          159         116         291         232

Financing expenses (net of investment income)              176         313         335         527
                                                       -------     -------     -------     -------


Income before income taxes                               2,045       1,738       3,704       2,219

Income taxes                                               560         420       1,074         555
                                                       -------     -------     -------     -------


Net income                                             $ 1,485     $ 1,318     $ 2,630     $ 1,664
                                                       =======     =======     =======     =======


Net income per share - primary and fully diluted       $  0.19     $  0.18     $  0.34     $  0.23
                                                       =======     =======     =======     =======

Cash dividends per Common Share                        $  .031     $  .025     $  .063     $  .050
                                                       =======     =======     =======     =======

Cash dividends per Class B
    Common Share                                       $  .025     $  .020     $  .050     $  .040
                                                       =======     =======     =======     =======

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                               FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                  ENDED MARCH 31,           ENDED MARCH 31,
                                                                 1996         1995         1996         1995
                                                                 ----         ----         ----         ----
Cash flows from operating activities:
     Net income                                                $ 1,485      $ 1,318      $ 2,630      $ 1,664
     Expenses not requiring outlay of cash                       1,084          994        2,202        2,001
     Changes in working capital                                 (3,237)      (3,174)      (3,789)      (5,639)
     Other operating activities                                   (415)        (506)         677           62
                                                               -------      -------      -------      -------
     Net cash provided by (used in) operating activities        (1,083)      (1,368)       1,720       (1,912)
                                                               -------      -------      -------      -------

Cash flows from investing activities:
     Payments for property, plant, and equipment                (2,267)        (729)      (3,455)      (1,307)
     Acquisitions (excluding cash of $11)                       (1,208)          --       (1,408)          --
     Other investing activities-net                                  3           35            3           53
                                                               -------      -------      -------      -------
     Net cash used in investing activities                      (3,472)        (694)      (4,860)      (1,254)
                                                               -------      -------      -------      -------

Cash flows from financing activities:
     Net increase (decrease) in short term debt                      1          (86)           1         (455)
     Net borrowing (repayment) of long term debt                 4,256        1,044        3,687        3,551
     Cash dividends                                               (213)        (164)        (422)        (327)
     Other transactions-net                                        142          167          349          169
                                                               -------      -------      -------      -------
     Net cash provided by financing activities                   4,186          961        3,615        2,938
                                                               -------      -------      -------      -------

Effect of exchange rate changes on cash                            (69)         218          (76)         198
                                                               -------      -------      -------      -------

Increase (decrease) in cash and cash equivalents                  (438)        (883)         399          (30)
Cash and cash equivalents at beginning of period                 4,727        3,565        3,890        2,712
                                                               -------      -------      -------      -------
Cash and cash equivalents at end of period                     $ 4,289      $ 2,682      $ 4,289      $ 2,682
                                                               =======      =======      =======      =======

Supplemental disclosures of cash flow information
- -------------------------------------------------
Cash paid during the period for:
           Income taxes                                        $   528      $   300      $   686      $   618
           Interest                                                128          228          347          476

Supplemental schedule of noncash investing activities
- -----------------------------------------------------
     The company's acquisitions included the following
noncash transactions (See Notes C and D):
           Liabilities assumed                                 $   359           --      $   916           --
           Common Shares issued                                    201           --          201           --
                                                               -------      -------      -------      -------
                 Total noncash transactions                    $   560           --      $ 1,117           --
                                                               =======      =======      =======      =======

Disclosure of accounting policy
- -------------------------------
     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


A. The consolidated financial statements at March 31, 1996 and 1995 and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B. The weighted average number of shares outstanding used in determining net income per share for the quarter and six month periods are summarized below:

                                                   For the Three Months                    For the Six Months
                                                     Ended March 31,                         Ended March 31,
                                                  1996             1995                    1996             1995
                                                  ----             ----                    ----             ----
     Weighted average shares used
       for primary calculation                 7,782,654        7,134,914               7,764,418         7,122,040

     Weighted average shares used
       for fully diluted calculation           7,782,780        7,134,914               7,764,854         7,122,040

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

D. On February 15, 1996, the company consummated the purchase of certain assets of Turner Engineering Technology (Turner) of Roanoke, Texas. Turner specializes in accelerated test methods for determining the quality of semiconductor wafers at various stages of manufacturing. These test methods are designed to save semiconductor manufacturers money by providing process control feedback to allow optimization and continued semiconductor process improvement.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

                            (In Thousands of Dollars)

Results of Operations
- ---------------------

Second Quarter 1996 Compared with Second Quarter 1995
- -----------------------------------------------------

Net income for the second quarter of fiscal 1996 was $1,485, or $.19 per share, which increased from $1,318, or $.18 per share, in last year's quarter. The increase was due to higher sales levels and better gross margins, offset somewhat by higher operating costs and a higher tax rate.

Record net sales of $30,019 increased 8 percent from $27,850 in the prior year's second quarter. The increase was fueled by continued strong demand for our automated parametric test systems used in the semiconductor industry and strong shipments of the company's bench-top instruments. Geographically, sales within the United States and to the Pacific Basin increased while European sales were down. Orders for the second quarter of 1996 of $27,919 increased 7 percent from the prior year's second quarter. The Instruments business unit continued to have record orders; however, orders from the company's other divisions were down slightly. Backlog was reduced $3,059 during the quarter, but remained strong at $12,621 at March 31, 1996.

Cost of goods sold as a percentage of net sales decreased to 36.5 percent from
38.9 percent. This was primarily due to fixed manufacturing costs spread over higher sales volume, and favorable sales mix. The effect of the company's hedging activities on cost of goods sold for the quarter was to decrease cost of goods sold by 0.2 percentage points of net sales versus an increase of 0.3 percentage points in the prior year's quarter.

Selling, general and administrative expenses of $12,336 for the second quarter increased $1,186, or 11 percent from $11,150 in the prior year's quarter, due mainly to higher marketing costs. The higher marketing costs were due to efforts related to marketing Quantox(TM), the company's first product based on the process monitoring technology purchased from IBM in 1994, additional costs to explore other new business opportunities, as well as higher costs related to new product introductions.

Product development expenses of $4,336, or 14.5 percent of net sales for the quarter, increased $645, or 17 percent from $3,691, or 13.3 percent of net sales in the prior year's quarter. This was due primarily to higher personnel and related costs associated with the development of the company's model S600 next generation parametric tester introduced during the quarter. The company expects to begin to ship the S600 during the first quarter of fiscal 1997.

Despite slightly higher debt levels during the quarter, financing expenses (net of investment income) of $176, decreased $137, or 44 percent from last year's second quarter. This was due to lower interest rates on the variable rate debt and the absence of certain fees related to the pay-off a higher interest rate loan in the prior year's quarter.

Six Months Ended March 31, 1996 Compared with Six Months Ended March 31, 1995
- -----------------------------------------------------------------------------

Net income of $2,630, or $.34 per share for the six months ended March 31, 1996, increased $966, or 58 percent from $1,664, or $.23 per share reported for the prior year. This was primarily the result of higher sales during the first half of fiscal 1996 versus 1995.

Net sales of $59,842 increased $8,467, or 16 percent from $51,375 reported for the six month period last year. The increase was due to increased sales of the company's bench-top instruments and strong demand for the company's products serving the semiconductor industry. Orders for the six month period were up 15 percent from last year. The majority of the increase was due to the company's bench-top instruments, along with $1,662 in orders for Quantox.

Cost of goods sold as a percentage of net sales decreased to 38.1 percent from
38.8 percent for the six month period last year. This was due primarily to fixed manufacturing costs spread over higher sales volume. The company's hedging activities had no effect on cost of goods sold for the six months ended March 31, 1996, versus an increase in cost of goods sold by 0.3 percentage points of net sales in last year's six month period.

Selling, general and administrative expenses of $24,278, or 40.6 percent of net sales increased $2,716, or 13 percent from $21,562, or 42.0 percent of net sales in the same period in the prior year, due mainly to higher marketing costs. The increased marketing costs related to the market development and introduction of Quantox, increased personnel and related costs, additional costs to explore other new business opportunities and a 4 percent weaker U.S.
dollar.

Product development expenses of $8,432, or 14.1 percent of net sales for the first half of fiscal 1996, increased $1,536, or 22 percent from $6,896, or 13.4 percent of net sales in the same period last year. This was due to increased costs associated with the development of the company's S600 next generation parametric test system, the development of its new bench-top instruments products and the exploration of other new business opportunities.

Financing expenses (net of investment income) decreased $192, or 36 percent despite slightly higher average debt levels during the period. This was due to lower interest rates on the variable rate debt and the absence of certain fees related to the pay-off of a higher interest rate loan in the prior year's second quarter.

The effective tax rate was 29.0 percent for the six month period compared with
25.0 percent for the prior year's period. The effective rate is less than the statutory rate of 34 percent due to the utilization of foreign tax credits and foreign sales corporation (FSC) benefits. The effective tax rate was higher in 1996 than in 1995 because most of the foreign tax credit carryforwards were used in 1995.

Liquidity and Capital Resources
- -------------------------------

Cash used in operations was $1,083 for the second quarter. For the first six months, cash provided by operations was $1,720. Total debt of $9,757 at March 31, 1996, increased $3,644 since the beginning of the year. The increase in debt supported increased working capital requirements due to higher sales and funded the company's increase in capital spending. Through interest rate swap agreements, the company has effectively fixed its long-term interest rate at under 7 percent for $6,000 of debt. The balance of debt carries variable interest rates based on U.S. prime, LIBOR or FIBOR. The debt-to-capital ratio at March 31, 1996, was 19.8 percent.

The company currently expects to increase capital spending during 1996 and estimates capital spending will total approximately $9,000 for the year. The increased spending will be used to expand production capacity and facilities. The Company expects to finance capital spending through cash provided by operations as well as utilizing its available lines of credit. At March 31, 1996, the Company had available unused lines of credit with domestic and foreign banks aggregating $21,821 of which $6,452 were short term and $15,369 were long term.

                           PART II. OTHER INFORMATION
                           -------- -----------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

           (a)   EXHIBITS.  The following exhibits are filed herewith:


          Exhibit
          Number                  Exhibit
          ------                  -------

          3(c)          Amended Articles of Incorporation, as amended on February 10, 1996.

          10(x)         1996 Outside Directors Deferred Stock Plan.

          27            Financial Data Schedule


           (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KEITHLEY INSTRUMENTS, INC.
                               (Registrant)






Date:  May 14, 1996     /s/  Joseph P. Keithley
                      -------------------------
                               Joseph P. Keithley
                               Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)






Date:  May 14, 1996     /s/  Ronald M. Rebner
                      -----------------------
                               Ronald M. Rebner
                               Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)