Form 10-Q
period 1996-06-30
KEITHLEY INSTRUMENTS INC
filed 1996-08-14
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

   (MARK ONE)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                   YES X     NO
                                       -        -
         As of August 5, 1996 the Registrant had outstanding 4,646,465 Common Shares, without par value, and 2,794,278 Class B Common Shares, without par value.

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements.
- -------  ---------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           JUNE 30,      SEPTEMBER 30,
                                                      -----------------  -------------
                                                      1996         1995       1995
                                                      ----         ----       ----

ASSETS
Current assets:
     Cash and cash equivalents                     $  3,969      $  2,856   $  3,890
     Accounts receivable and other, net              19,370        18,295     20,856
     Inventories:
           Raw materials                              8,017         5,577      4,917
           Work in process                            5,704         3,920      3,981
           Finished products                          4,711         3,261      3,762
                                                   --------      --------   --------
             Total inventories                       18,432        12,758     12,660
     Other current assets                             2,631         2,323      2,290
                                                   --------      --------   --------
             Total current assets                    44,402        36,232     39,696
                                                   --------      --------   --------

Property, plant and equipment, at cost               36,592        32,036     32,527
Less-Accumulated depreciation                        24,259        21,578     21,984
                                                   --------      --------   --------
Total property, plant and equipment, net             12,333      10,458     10,543
                                                   --------      --------   --------
Intangible assets, net                                7,973         6,317      6,201
Other assets                                          9,548         8,982      9,669
                                                   --------      --------   --------
Total assets                                       $ 74,256      $ 61,989   $ 66,109
                                                   ========      ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt and current
       installments on long-term debt              $     84      $     73   $     71
     Accounts payable                                 7,032         5,941      6,759
     Accrued payroll and related expenses             5,232         5,089      6,142
     Other accrued expenses                           5,246         4,234      4,575
     Income taxes payable                             1,956         1,823      2,580
                                                   --------      --------   --------
           Total current liabilities                 19,550        17,160     20,127
                                                   --------      --------   --------

Long-term debt                                       11,308         6,706      6,042
Other long-term liabilities                           3,125         2,867      3,038

Shareholders' equity:
     Paid-in-capital                                  5,074         3,818      4,162
     Earnings reinvested in the business             34,911        30,788     32,157
     Cumulative translation adjustment and other        396           650        583
     Common shares held in treasury, at cost           (108)         --         --
                                                   --------      --------   --------
           Total shareholders' equity                40,273        35,256     36,902
                                                   --------      --------   --------
Total liabilities and shareholders' equity         $ 74,256      $ 61,989   $ 66,109
                                                   ========      ========   ========

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)

                                             FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                  ENDED JUNE 30,      ENDED JUNE 30,
                                                  1996      1995      1996      1995
                                                  ----      ----      ----      ----
Net sales                                       $29,403   $28,975   $89,245   $80,350

Cost of goods sold                               11,376    11,135    34,178    31,074

Selling, general and administrative expenses     11,985    11,649    36,263    33,211

Product development expenses                      4,664     3,852    13,096    10,748

Amortization of intangible assets                   171       116       462       348

Financing expenses (net of investment income)       201       231       536       758
                                                -------   -------   -------   -------


Income before income taxes                        1,006     1,992     4,710     4,211

Income taxes                                        245       498     1,319     1,053
                                                -------   -------   -------   -------


Net income                                      $   761   $ 1,494   $ 3,391   $ 3,158
                                                =======   =======   =======   =======


Net income per share                            $  0.10   $  0.20   $  0.43   $  0.43
                                                =======   =======   =======   =======

Fully diluted net income per share              $  0.10   $  0.20   $  0.43   $  0.42
                                                =======   =======   =======   =======

Cash dividends per Common Share                 $  .031   $  .025   $  .094   $  .075
                                                =======   =======   =======   =======

Cash dividends per Class B
    Common Share                                $  .025   $  .020   $  .075   $  .060
                                                =======   =======   =======   =======

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                              ENDED JUNE 30,        ENDED JUNE 30,
                                                             1996       1995       1996       1995
                                                             ----       ----       ----       ----
Cash flows from operating activities:
     Net income                                            $   761    $ 1,494    $ 3,391    $ 3,158
     Expenses not requiring outlay of cash                   1,213        925      3,415      2,926
     Changes in working capital                             (2,061)       718     (5,850)    (4,921)
     Other operating activities                               (958)    (1,227)      (281)    (1,165)
                                                           -------    -------    -------    -------
     Net cash provided by (used in) operating activities    (1,045)     1,910        675         (2)
                                                           -------    -------    -------    -------

Cash flows from investing activities:
     Payments for property, plant, and equipment              (964)      (579)    (4,419)    (1,886)
     Acquisitions (excluding cash of $11)                       --         --     (1,408)        --
     Other investing activities-net                              2          9          5         62
                                                           -------    -------    -------    -------
     Net cash used in investing activities                    (962)      (570)    (5,822)    (1,824)
                                                           -------    -------    -------    -------

Cash flows from financing activities:
     Net increase (decrease) in short term debt                 12         16         13       (439)
     Net borrowing (repayment) of long term debt             1,686     (1,179)     5,373      2,372
     Cash dividends                                           (215)      (165)      (637)      (492)
     Other transactions-net                                    257        186        606        355
                                                           -------    -------    -------    -------
     Net cash provided by (used in) financing activities     1,740     (1,142)     5,355      1,796
                                                           -------    -------    -------    -------

Effect of exchange rate changes on cash                        (53)       (24)      (129)       174
                                                           -------    -------    -------    -------

Increase (decrease) in cash and cash equivalents              (320)       174         79        144
Cash and cash equivalents at beginning of period             4,289      2,682      3,890      2,712
                                                           -------    -------    -------    -------
Cash and cash equivalents at end of period                 $ 3,969    $ 2,856    $ 3,969    $ 2,856
                                                           =======    =======    =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
           Income taxes                                    $   857    $   502    $ 1,543    $ 1,280
           Interest                                            158        171        505        647

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
     The company's acquisitions included the following
noncash transactions (See Notes C and D):
           Liabilities assumed                                  --         --    $   916         --
           Common Shares issued                                 --         --        201         --
                                                           -------    -------    -------    -------
                 Total noncash transactions                     --         --    $ 1,117         --
                                                           =======    =======    =======    =======

DISCLOSURE OF ACCOUNTING POLICY

     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A. The consolidated financial statements at June 30, 1996 and 1995 and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B. The weighted average number of shares outstanding used in determining net income per share for the quarter and nine month periods are summarized below:

                                                   For the Three Months                     For the Nine Months
                                                       Ended June 30,                         Ended June 30,
                                                  1996             1995                    1996             1995
                                                  ----             ----                    ----             ----
     Weighted average shares used
       for primary calculation                 7,867,335        7,529,548               7,804,342         7,342,624

     Weighted average shares used
       for fully diluted calculation           7,868,084        7,635,452               7,805,864         7,603,880

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
        of Operations.
        --------------

                            (In Thousands of Dollars)

Results of Operations
- ---------------------

Third Quarter 1996 Compared with Third Quarter 1995
- ---------------------------------------------------

Net income for the third quarter of fiscal 1996 was $761, or $.10 per share, which decreased from $1,494, or $.20 per share, in last year's quarter. The decrease in earnings was the result of continued investments in a number of new business initiatives. Net spending before taxes on new business was approximately $2,900 in the third quarter of fiscal 1996 versus $1,700 in last year's quarter.

Net sales of $29,403 increased 1 percent from $28,975 in the prior year's third quarter. The slight increase resulted from continued strong demand for the company's bench-top instruments offset by decreases in shipments of the company's PC-based board level products and automatic parametric test systems. The company also reported the first shipment of Quantox(TM), the company's oxide monitoring system designed for semiconductor wafer manufacturers. Geographically, sales within the United States and Europe increased while sales to the Pacific Basin region were down. Orders for the third quarter of 1996 of $27,489 decreased 6 percent from the prior year's quarter. The Instruments business unit continued to do well; however, orders for the company's automatic parametric test systems and PC-based boards were down. Backlog was reduced $1,995 during the quarter to $10,626 at June 30, 1996.

Cost of goods sold as a percentage of net sales increased slightly to 38.7 percent from 38.4 percent. The effect of the company's hedging activities on cost of goods sold for the quarter was to decrease cost of goods sold by 0.2 percentage points of net sales versus an increase of 0.4 percentage points in the prior year's quarter. Cost of goods sold as a percentage of net sales is expected to increase as shipments of Quantox increase.

Selling, general and administrative expenses of $11,985 for the third quarter increased $336, or 3 percent from $11,649 in the prior year's quarter. Lower general and administrative expenses were offset by higher marketing expenses. Lower general and administrative expenses are the result of lower incentive compensation costs due to lower than plan earnings. Higher marketing costs were due to costs associated with the exploration of new business opportunities, including the marketing of Quantox.

Product development expenses of $4,664, or 15.8 percent of net sales for the quarter, increased $812, or 21 percent from $3,852, or 13.3 percent of net sales in the prior year's quarter. This was due primarily to higher personnel and related costs associated with the study and development of new products and technologies.

Amortization expense increased $55 to $171 from $116 in last year's quarter. This is due to the amortization of goodwill associated with the acquisitions discussed in Notes C and D.

Nine Months Ended June 30, 1996 Compared with Nine Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Net income of $3,391, or $.43 per share for the nine months ended June 30, 1996, increased $233, or 7 percent from $3,158, or $.42 per share on a fully diluted basis reported for the prior year. This was the result of higher sales during the first nine months of fiscal 1996 versus 1995 offset somewhat by higher expenses and a higher tax rate. Pretax net spending on new business initiatives was approximately $3,100 higher during the nine months ended June 30, 1996 than last year's nine month period.

Net sales of $89,245 increased $8,895, or 11 percent from $80,350 reported for the nine month period last year. The increase was due mainly to increased sales of the company's bench-top instruments and strong demand for the company's products serving the semi conductor industry. Orders for the nine month period were up 7 percent from the same period last year. The majority of the increase was due to the company's bench-top instruments, along with $2,226 in orders for Quantox, partially offset by lower orders for the company's PC-based board level products and automatic parametric test systems.

Cost of goods sold as a percentage of net sales decreased to 38.3 percent from
38.7 percent for the nine month period last year. The company's hedging activities had no effect on cost of goods sold for the nine months ended June 30, 1996, versus an increase in cost of goods sold by 0.3 percentage points of net sales in last year's nine month period. Cost of goods sold as a percentage of net sales is expected to increase as shipments of Quantox increase.

Selling, general and administrative expenses of $36,263, or 40.6 percent of net sales increased $3,052, or 9 percent from $33,211, or 41.3 percent of net sales in the same period in the prior year, due primarily to higher marketing costs. The increased marketing costs related to the market development and introduction of Quantox and increased personnel and related costs.

Product development expenses of $13,096, or 14.7 percent of net sales for the period, increased $2,348, or 22 percent from $10,748, or 13.4 percent of net sales last year. This was due to increased personnel and developments costs associated with the company's next generation parametric test system introduced in the second quarter, the development of its new bench-top instruments products and the exploration of other new business opportunities.

Amortization expense of $462, increased $114 from $348 last year. This is due to the amortization of goodwill associated with the acquisitions discussed in Notes C and D.

Financing expenses (net of investment income) decreased $222, or 29 percent despite higher average debt levels during the period. This was due to lower interest rates on the variable rate debt and the absence of certain fees related to the pay-off of a higher interest rate loan in the prior year's second quarter.

The effective tax rate was 28.0 percent for the nine month period compared with
25.0 percent for the prior year's period. The effective rate is less than the statutory rate of 34 percent due to the utilization of foreign tax credits and foreign sales corporation (FSC) benefits. The effective tax rate was higher in 1996 than in 1995 because of additional utilization of foreign tax credit carryforwards in 1995.

Liquidity and Capital Resources
- -------------------------------

Cash used in operations was $1,045 for the third quarter. For the first nine months, cash provided by operations was $675. Total debt of $11,392 at June 30, 1996, increased $5,279 since the beginning of the year. The increase in debt funded the company's increase in capital spending and supported increased working capital requirements due to higher sales. Through interest rate swap agreements, the company has effectively fixed its long-term interest rate at under 7 percent for $6,000 of debt. The balance of debt carries variable interest rates based on U.S. prime, LIBOR or FIBOR. The debt-to-capital ratio at June 30, 1996, was 22.0 percent.

The company expects to increase capital spending during 1996 and estimates capital spending will total approximately $3,500 for the fourth quarter. The increased spending is being used to expand production capacity and facilities. The Company expects to finance capital spending through cash provided by operations as well as utilizing its available lines of credit. At June 30, 1996, the Company had available unused lines of credit with domestic and foreign banks aggregating $20,103 of which $6,372 were short term and $13,731 were long term.

                           PART II. OTHER INFORMATION
                           --------------------------
Except to the extent noted below, the items required in Part II have been omitted because they are inapplicable, or, if applicable would be answered in the negative.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

           (a)   Exhibits.
                 27 -  Financial Data Schedule

           (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KEITHLEY INSTRUMENTS, INC.
                               (Registrant)

Date:  August 13, 1996         /s/  Joseph P. Keithley
                               -------------------------
                               Joseph P. Keithley
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)

Date:  August 13, 1996         /s/  Ronald M. Rebner
                               -----------------------
                               Ronald M. Rebner
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)