Form 10-K
period 1996-09-30
KEITHLEY INSTRUMENTS INC
filed 1996-12-23
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

For fiscal year ended, SEPTEMBER 30, 1996        Commission file number 1-9965
                       ------------------                               -------

                          KEITHLEY INSTRUMENTS, INC.
                         (Exact name of registrant as
                           specified in its charter)

                OHIO                                     34-0794417
----------------------------------------    -----------------------------------
(State of incorpoation or organization)    (I.R.S. Employer Identification No.)

   28775 AURORA ROAD, SOLON, OHIO                           44139
----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (216) 248-0400
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:


COMMON SHARES, WITHOUT PAR VALUE                 NEW YORK STOCK EXCHANGE
--------------------------------         -------------------------------------
     (Title of each class)               (Name of exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                         ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

As of December 17, 1996 there were outstanding 4,656,850 Common Shares, without par value, and 2,794,278 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $42,227,722 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $1,100,549 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $43,328,271. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 17, 1996, which was $9.875. For purposes of this information, the 380,625 Common Shares and 2,682,830 Class B Common Shares which were held by the officers and Directors of the Company were deemed to be voting stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                                         Part of 10-K
--------                                                                                         ------------
1.  Annual report to shareholders for the fiscal year ended September 30, 1996                   Parts I and II
    (only the portions listed in this report).
2.  Proxy statement for the annual meeting of shareholders to be held on February 15, 1997       Part III
    (only the portions listed in this report).

                           KEITHLEY INSTRUMENTS, INC.

                               10-K ANNUAL REPORT


                               TABLE OF CONTENTS

PART I:                   PAGE
                          ----
         Item 1.          Business                                                                 1
         Item 2.          Properties                                                               9
         Item 3.          Legal Proceedings                                                      10
         Item 4.          Submission of Matters to a Vote of Security Holders                    10

PART II:

         Item 5.          Market for the Registrant's Common Equity and Related
                            Stockholder Matters                                                  13
         Item 6.          Selected Financial Data                                                13
         Item 7.          Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  13
         Item 8.          Financial Statements and Supplementary Data                            13
         Item 9.          Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure                                  13

PART III.

         Item 10.         Directors and Executive Officers of the Registrant                     14
         Item 11.         Executive Compensation                                                 14
         Item 12.         Security Ownership of Certain Beneficial Owners and
                            Management                                                           14
         Item 13.         Certain Relationships and Related Transactions                         14

PART IV:

         Item 14.         Exhibits, Financial Statement Schedules and Reports on
                            Form 8-K                                                             15

                                    PART I.

ITEM 1 - BUSINESS.

General

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

         The operating units and product groups of the Company are described below:

         INSTRUMENTS DIVISION. The Instruments Division designs, develops, manufactures and markets sensitive electronic instrumentation used in production test and research for measuring a wide range of electrical properties such as voltage, resistance, current, capacitance and charge. Prices for the Instruments Division's products generally range from $1,000 to $10,000 and included the following product groups:

            Digital Multimeters. This product line includes a range of instruments that are designed to cover measurements of voltage, resistance, and current for production test, design and development, and research applications. Each digital multimeter has a computer interface for integration into automated test and measurement systems. Typical applications include testing electrical components such as resistor networks and thermistors, and end products which include cellular telephones, computer disk drives, and pace makers.

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

            Switches and Sources. Switching instruments are used to route electrical signals in test systems to measurement and source instrumentation. This allows many devices or test points to be measured with a minimum number of instruments. Switch products together with Sensitive, Digital Multimeter, Source, I-V and C-V instruments can be integrated into computer-based systems to provide flexible, automated testing and measurement. The switching product line allows Keithley to provide a complete measurement solution to customers in production test, semi-conductor characterization, and materials research applications.

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

            Source Measure Units. These are programmable instruments capable of sourcing and measuring voltage and current, thus replacing the functionality of four instruments with one reliable, compact unit. These versatile instruments cover a wide dynamic range of voltage and current and their combination of high speed and resolution have made these units ideal for high volume production testing of electronic components for computers, automotive, and wireless telecommunications products. The source measure units also provide the measurement sensitivity needed for materials research and semiconductor characterization applications.

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

         SEMICONDUCTOR DIVISION. The Semiconductor Division designs, develops, manufactures and markets automatic parametric test systems and process monitoring solutions used by semiconductor manufacturers to measure various electrical characteristics of semiconductor materials. Its products can be found in semiconductor fabrication facilities throughout the world, and consist of two main groups:

            APT Products. The Company is one of the leading suppliers of these automatic parametric test systems for semiconductor production applications. In production, the systems allow manufacturers to monitor quality control parameters during fabrication of integrated circuits to improve manufacturing yields. In research, the systems are used to analyze the characteristics of semiconductor materials in the development of integrated circuit devices. The systems can also be used to develop integrated circuit manufacturing processes. A typical system incorporates Keithley instrumentation and software and computer hardware manufactured by others. The system's major components are integrated, and in most cases, customized to customer specification. Installation and servicing of the equipment and software, and customer training are also provided. Selling prices for these products generally range from $100,000 to $250,000. In February 1996, Keithley purchased the principal assets of Turner Engineering Technology (Turner). Turner developed wafer test structures used for determining the quality of semiconductor wafers at various stages of manufacturing. These test structures will allow the company's APT systems to determine the quality of both the wafer and the manufacturing process much earlier than with previous test methods.

            Oxide Monitoring System. Quantox(R) is the first product based on the direct wafer measurement or non-contact technology licensed from International Business Machines in May 1994. The measurement data Quantox provides are used to detect and identify the types of charges present on semiconductor wafers. Charge is a critical indicator that tells the semiconductor production engineer whether or not the manufacturing process is "in spec." This measurement is made within minutes using Quantox, replacing a procedure that used to take up to five days. During fiscal 1996 the company incurred costs to develop and market Quantox, with the first revenues from Quantox recognized in the third quarter of fiscal 1996. The selling price for a Quantox unit is approximately $500,000 depending upon the options purchased.

         RADIATION MEASUREMENTS DIVISION. The Radiation Measurements Division designs, develops, manufactures and markets products and systems that accurately measure the radiation emission levels of x-ray machines and nuclear radiation sources and are used to calibrate radiation therapy and x-ray equipment in hospitals and manufacturing processes. Customers include hospitals, diagnostic x-ray equipment manufacturers, radiation researchers and physicists and field service organizations. Selling prices for standard products range from $500 to $10,500 per instrument, and products designed and manufactured for specific customer applications sell for up to $100,000. In December 1995, Keithley purchased the principal assets of International Sensor Technology, Inc. (IST). IST pioneered the development of laser heating technology in thermoluminescence dosimetry systems for personal radiation protection. The Radiation Measurements Division is fulfilling current and expected future contracts with the U.S. Navy and will commercialize the technology over the next few years.

         PC MEASUREMENTS DIVISION. This newly formed Division combines Keithley MetraByte with the company's Network Measurements business. Keithley MetraByte designs, develops, manufactures and markets a wide range of data acquisition and analysis hardware and software products designed for use with personal computers and workstations. These products are used in thousands of applications worldwide wherever a number of variables must be monitored and analyzed quickly. Selling prices for these products generally range from $100 to $3,000.

         These products are marketed under the brand names Keithley MetraByte and Acculex and are composed of the following product groups:

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

            Software products are specialized personal computer-based scientific data acquisition, analysis and graphics software products. Scientists and engineers often combine Keithley software together with data acquisition hardware or test and measurement instrumentation of other manufacturers. The software products are used with personal computers.

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

            Personal Computer Instrument Products (PCIP) are instruments contained entirely on boards that fit into an expansion slot of almost any personal computer. Included in the PCIP offering are a digital multimeter, scanner oscilloscope, function generator and a counter. Applications include bench top engineering and automatic production testing. These products are marketed primarily through direct marketing and catalog mailings.

         The company's Network Measurements business recently introduced SmartLink(TM), a new line of intelligent measurement modules that allow laboratory-grade measurements virtually anywhere due to their small size. The compact modules connect directly to a sensor or signal source creating no need for extra hardware. Each module has on-board signal processing capabilities to provide linearization, date/time stamping alarming. That allows them to deliver useful information directly to a monitoring, control of data acquisition system. Selling prices for these products generally range from $1,000 to $2,250.

         AGENCY PRODUCTS. The Company markets and distributes certain products manufactured by approximately nine test and measurement companies. These products are marketed and distributed primarily by the Company's European operations and are complementary to, but not competitive with, products manufactured by the Company.


New Products During Fiscal Year 1996

         Several new products were introduced during fiscal 1996 including the following:

         The Instruments Division introduced several new products including the Model 2010 7-1/2-digit digital multimeter which rounds out the company's 2000 Series family. The Model 2400 digital source meter designed specifically for the electronic component industry, is very suitable for a wide range of electronics manufacturing applications.

         The Semiconductor Division introduced several new products including the Model S600 parametric test system which is expected to be available for shipping the second half of fiscal 1997. The Division also acquired Turner Engineering Technology, a company which specializes in accelerated test method for determining the quality of semiconductor wafers at various stages of manufacturing. Turner's line of Wafer- Level Reliability test structures and software allow manufacturers to fully characterize the lifetime reliability of their semiconductor wafers and have opened the door to incremental sales of the company's parametric test systems.

         The Radiation Measurements Division acquired International Sensor Technology, Inc. (IST) during the year. The commercialization of IST's patented technology, which provides increased speed and accuracy for personal radiation protection, is another growth opportunity for the company in the years ahead.

         The PC Measurements Division introduced the new SmartLink(TM) modules discussed previously, as well as several new Keithley MetraByte products including the DAS-1700 line of PC plug-in data acquisition boards. All DAS-1700 boards are supported by Windows 3.1X, 95 and NT drivers, so users can migrate their existing data acquisition applications to new Windows environments. The DAS-1700 series offers users a midrange data acquistion board with many of the features and functions of higher-end systems at a much lower cost. These boards are applied in industrial, product development, educational and scientific/research organizations.

Geographic Markets and Distribution

         During fiscal 1996, substantially all of the Company's products were manufactured in Ohio and Massachusetts and were sold throughout the world in many developed countries. The Company's principal markets are the United States, Europe and the Pacific Basin. At the end of fiscal 1996, the company announced that it would relocate its Keithley MetraByte operation to Solon, Ohio during fiscal 1997.

         In the United States, the Company's products are sold by the Company's sales personnel, independent sales representatives and through direct marketing and catalog mailings.

United States sales offices are located in Solon, Ohio and Santa Clara, California. The Company markets its products directly in European countries in which it has a wholly owned sales subsidiary and through distributors in other countries. European subsidiaries have sales and service offices located in or near London, Munich, Paris, Amsterdam, Zurich and Milan. The Company also has sales offices in Belgium, China and India. Sales in markets outside the above names locations are made through independent sales representatives and distributors. The Company's Japanese subsidiary supports independent sales representatives and distributors in the Pacific Basin.

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

Patents

         Electronic instruments of the nature the Company designs, develops and manufactures can not generally be patented in their entirety. Although the Company holds patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents, because of the rapid rate of technological change in the industry.

Seasonal Trends and Working Capital Requirements

         Although the Company is not subject to significant seasonal trends, its business is cyclical and is somewhat dependent upon the semiconductor industry in particular. The Company does not have any unusual working capital requirements.

Customers

         The Company's customers generally are involved in engineering research and development, product testing, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 1996 no one customer accounted for more than 10% of the Company's sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog

         The Company's backlog of unfilled orders amounted to approximately $9,087,000 as of September 30, 1996 and approximately $11,284,000 as of September 30, 1995. It is expected that the majority of the orders included in the 1996 backlog will be delivered during fiscal 1997; however, the Company's past experience indicates that a small portion of orders included in the backlog may be canceled.

Competitive Conditions

         The Company competes on the basis of quality, performance, service, warranty and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. The Company's competitors vary between product lines and certain manufacturers compete with the Company in multiple product lines. The Company's principal competitors are Hewlett-Packard Company, National Instruments, Inc., Fluke Corporation, Data Translation, Inc. and Advantest Corporation.

Research and Development

         The Company's engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company's product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company's products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $18,337,000 in 1996, $15,385,000 in 1995 and $11,551,000 in 1994, or approximately 15%, 14% and 13%
of net sales, respectively, for each of the last three fiscal years. Research contracts are not obtained from customers. As discussed earlier, during 1996 the Company acquired the principal assets of IST. IST's activities included a government research and development contract for the Navy which was concluded during 1996. The amount spent by the company on this contract was not material. During fiscal 1994, the Company expensed $3,300,000 to acquire the right to develop and commercialize direct wafer measurement technology from International Business Machines.

Government Regulations

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees

         As of September 30, 1996, the Company employed 716 persons, 107 of whom were located outside the United States. None of the Company's employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

Foreign Operations and Export Sales

         Information related to foreign and domestic operations and export sales is incorporated by reference to Note J of the Notes to the Consolidated Financial Statements on page 31 of the Company's 1996 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this report.

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

         The Company believes that the facilities owned and leased by it are well maintained, adequately insured and suitable for their present and intended uses. Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:


                              Type of                                               Acreage (Land)
Owned Properties              Facility                                         Square Footage (Building)
----------------              --------                                         -------------------------
    Location
    --------

    Solon, Ohio               Executive offices,
                              Engineering, Manufacturing,                        26.1 Acres
                              Marketing and Sales                                125,000 square feet

    Solon, Ohio               Engineering, Manufacturing,
                              Marketing, Sales, Service and                      7.0 Acres
                              Administration                                     76,000 square feet

    Solon, Ohio               Marketing and Administration,                      5.5 Acres
                              Space is available for expansion with              50,000 square feet
                              the majority leased to other parties.              (4,000 square feet
                                                                                 utilized by the Co.)

                                                                                             Lease
                              Type of                                   Square             Expiration
Leased Properties             Facility                                  Footage               Date
-----------------             --------                                  -------           -----------

    Location
    --------

    Taunton,                  Manufacturing, Marketing,
    Massachusetts             Service and Administration                   41,000       June 30, 1998

    Taunton,                  Engineering, Sales
    Massachusetts             and Administration                           31,000       June 30, 1998

    Solon, Ohio               Engineering, Manufacturing,                  40,000       October 13, 2006
                              Marketing, Sales, Service
                              and Administration

    Solon, Ohio               Manufacturing, and                           21,600       March 31, 2002
                              Administration

    Santa Clara,              Sales and Service                             4,355       October 15, 1998
    California

                                                                                         Lease
                              Type of                              Square             Expiration
Location                      Facility                            Footage                Date
--------                      --------                            -------             -----------
Munich,                       Sales, Service and                    27,750         March 31, 2001;
Germany                       Administration                                       renewable

London, England               Sales and Service                      5,600         July 24, 2009

Paris, France                 Sales and Service                      3,456         June 30, 1998

Zurich,                       Sales and Service                      3,229         September 30, 1997
Switzerland                                                                        renewable

Amsterdam,                    Sales and Service                      2,906         March 31, 2002
Netherlands

Milan,                        Sales and Service                      2,691         August 31, 2001
Italy


ITEM 3 - LEGAL PROCEEDINGS.

         The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:

         The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K under the Securities and Exchange Act of 1934.

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

Executive Officer                         Age        Recent Business Experience
-----------------                         ---        --------------------------
Joseph P. Keithley                        48         Chairman of the Board of Directors since 1991, Chief
                                                     Executive officer since November 1993 and President
                                                     since May 1994.  Vice Chairman of the Board of
                                                     Directors from 1988 to 1991.  Executive Vice President
                                                     from 1989 to 1991.

Joseph F. Keithley                        81         Founder of the Company in 1946; President to 1973,
                                                     Chairman of the Board of Directors from 1955 to 1991.

Philip R. Etsler                          46         Vice President Human Resources of the Company since
                                                     1990. Director of Personnel from 1986 to 1990.

James B. Griswold                         50         Secretary and a Director of the Company since 1988;
                                                     partner in the law firm of Baker & Hostetler from 1982
                                                     to present.

Hermann Hamm                              57         Vice President of European Operations of the Company
                                                     since 1986.

Frederick R. Hume                         53         Senior Vice President Strategic Planning and Technology
                                                     since November 1996.  Previously Senior Vice President
                                                     Test Instrumentation Group from February 1993 to
                                                     October 1996. Vice President Test Instrumentation Group
                                                     from August 1992 to February 1993.  Vice President
                                                     Instrument Division of the Company from May 1988 to
                                                     August 1992.

Mark J. Plush                             47         Controller since 1982 and Officer of the Company since
                                                     1989.

Executive Officer                         Age        Recent Business Experience
-----------------                         ---        --------------------------
Ronald M. Rebner                          52         Vice President and Chief Financial Officer of the
                                                     Company since 1981.

Gabriel A. Rosica                         56         Senior Vice President since February 1996.  Previously
                                                     Chief Operating Officer of Bailey Controls Company from
                                                     August 1994 to January 1996 and Senior Vice President
                                                     of Systems Operations of Bailey Controls Company from
                                                     January 1992 to July 1994.

Terrence E. Sheridan                      56         Vice President Radiation Measurements Division since
                                                     1978.

                                    PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information required by this Item is incorporated herein by reference under the caption Stock Market Price and Cash Dividends appearing on page 33 of the Keithley Instruments, Inc. 1996 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

         The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 17, 1996 was 1,950.

ITEM 6 - SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated herein by reference to the eleven year summary, appearing on pages 34 and 35 of the Keithley Instruments, Inc. 1996 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated herein by reference to pages 23 through 25 of the Keithley Instruments, Inc. 1996 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements, appearing on pages 20 through 22 and pages 25 through 31, the Unaudited Quarterly Results of Operations appearing on page 33 of the Keithley Instruments, Inc. 1996 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated November 14, 1996, appearing on page 32 of the Keithley Instruments, Inc. Annual Report to Shareholders is filed as Exhibit 13 to this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item relating to the Directors is incorporated herein by reference to the information set forth under the caption Election of Directors in the Company's Proxy Statement to be used in conjunction with the February 15, 1997 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934. The information required for an identification of executive officers is included on pages 11 and 12 of this Form 10-K Annual Report.

ITEM 11 - EXECUTIVE COMPENSATION.

         The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the caption Executive Compensation and Benefits in the Company's Proxy Statement to be used in conjunction with the February 15, 1997 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption Principal Shareholders in the Company's Proxy Statement to be used in conjunction with the February 15, 1997 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler. Baker & Hostetler served as general legal counsel to the Company during the fiscal year ended September 30, 1996 and is expected to render services in such capacity to the Company in the future.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS OF THE COMPANY

         The following documents are filed as part of this report:

1.  Consolidated Balance Sheet as of September 30, 1996 and 1995.

2. Consolidated Statement of Income for each of the three years ended September 30, 1996.

3. Consolidated Statement of Cash Flows for each of the three years ended September 30, 1996.

4. Consolidated Statement of Earnings Reinvested in the Business for each of the three years ended September 30, 1996.

5.  Notes to Consolidated Financial Statements.

6.  Report of Independent Accountants dated November 14, 1996.

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

(A)(3)  INDEX TO EXHIBITS

                                                                                           Page Number
                                                                                            Sequential
Exhibit                                                                                     Numbering
Number                 Exhibit                                                                System
------                 -------                                                                ------
3(a)         Amended Articles of Incorporation, as amended on February 11, 1985.
             (Reference is made to Exhibit 3(a) of the Company's Form 10 Registration
             Statement (File No. 0-13648) as declared effective on July 31, 1985, which
             Exhibit is incorporated herein by reference.)
                                                                                                   --
3(b)         Code of Regulations, as amended on February 11, 1985.  (Reference is made to
             Exhibit 3(b) of the Company's Form 10 Registration Statement (File No. 0-
             13648) as declared effective on July 31, 1985, which Exhibit is incorporated
             herein by reference.)                                                                 --

3(c)         Amended Articles of Incorporation, as amended on February 10, 1996.
             (Reference is made to Exhibit 3(c) of the Company's Quarterly Report on Form
             10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which
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

             *Reference is made to the appropriate Exhibits of the Company's Form 10
             Registration Statement (File No. 0-13648) as declared effected on July 31,
             1985, which Exhibits are incorporated herein by reference.

                                                                                           Page Number
                                                                                            Sequential
Exhibit                                                                                     Numbering
Number                 Exhibit                                                                System
------                 -------                                                                ------
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

10(o)        Form of Supplemental Executive Retirement Plan, adopted in January 1988.
             (Reference is made to Exhibit 10(o) of the Company's Annual Report on Form
             10-K for the year ended September 30, 1988 (File No. 1-9965), which Exhibit is incorporated herein by reference.)
                                                                                                   --
10(q)        1992 Stock Incentive Plan, adopted in December 1991.  (Reference is made to
             Exhibit 10(q) of the Company's Annual Report on form 10-K for the year ended
             September 30, 1991 (File No. 1-9965) which Exhibit is incorporated herein by
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

                                                                                           Page Number
                                                                                            Sequential
Exhibit                                                                                     Numbering
Number                 Exhibit                                                                System
------                 -------                                                                ------
10(v)        Contactless Testing Technology Licensing Agreement between International
             Business Machines Corporation and Keithley Instruments, Inc., effective as of May 26, 1994.  (Reference is made to Exhibit 10(v) of the Company's
             Annual Report on form 10-K for the year ended September 30, 1994 (File No.
             1-9965) which Exhibit is incorporated herein by reference.)
                                                                                                   --
10(x)        1996 Outside Directors Deferred Stock Plan.  (Reference is made to Exhibit
             10(x) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein
             by reference.)                                                                        --

11           Statement Re Computation of Per Share Earnings.                                       24

13           Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996.          25-59

21           Subsidiaries of the Company.                                                          60

23           Consent of Experts.                                                                   61

27           Financial Data Schedule (EDGAR version only).                                         --



ITEM 14(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1996.

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

Keithley Instruments, Inc.
(Registrant)

By:   /s/    Joseph P. Keithley
    ---------------------------------
           Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:        December 7, 1996

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

Signature                                   Title                                                      Date
---------                                   -----                                                      ----
/s/ Joseph P. Keithley                      Chairman of the Board of Directors, President and        12/7/96
-----------------------                     Chief Executive Officer
    Joseph P. Keithley                      (Principal Executive Officer)

/s/ Joseph F. Keithley                      Founder and Director                                     12/7/96
------------------------------
    Joseph F. Keithley

/s/ Ronald M. Rebner                        Vice President and Chief Financial Officer               12/7/96
--------------------                        (Principal Financial and Accounting Officer) and a
    Ronald M. Rebner                        Director

/s/ Dr. Theodore M. Alfred                  Director                                                 12/7/96
--------------------------
    Dr. Theodore M. Alfred

/s/ Brian R. Bachman                        Director                                                 12/7/96
--------------------
    Brian R. Bachman

/s/ James T. Bartlett                       Director                                                 12/7/96
---------------------
    James T. Bartlett

/s/ Arden L. Bement, Jr.                    Director                                                 12/7/96
------------------------
    Dr. Arden L. Bement, Jr.

/s/ James B. Griswold                       Director                                                 12/7/96
---------------------
    James B. Griswold

/s/ Leon J. Hendrix, Jr.                    Director                                                 12/7/96
------------------------
    Leon J. Hendrix, Jr.

/s/ R. Elton White                          Director                                                 12/7/96
------------------
    R. Elton White

Report of Independent Accountants on
Financial Statement Schedule



To the Board of Directors of
Keithley Instruments, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 14, 1996 appearing on page 32 of the 1996 Annual Report to Shareholders of Keithley Instruments, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Cleveland, Ohio
November 14, 1996

                                                                     SCHEDULE II
                           KEITHLEY INSTRUMENTS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                           (In Thousands of Dollars)




Column A                            Column B              Column C               Column D              Column E
--------                            --------              --------               --------              --------
                                   Balance at         Charged to Costs                              Balance at End
Description                    Beginning of Period      and Expenses          Deductions (1)          of Period
-----------                    -------------------    ----------------        --------------          ---------
For the Year Ended
September 30, 1996:

Valuation allowance for
deferred tax assets                  $2,606                 $467                   $79                  $2,994

For the Year Ended
September 30, 1995:

Valuation allowance for
deferred tax assets                  $3,330                 $  80                 $  804                $2,606

For the Year Ended
September 30, 1994:

Valuation allowance for
deferred tax assets                  $3,314                $  548                 $  532                $3,330


(1) Represents utilization of foreign tax credits.