Form 10-Q
period 1996-12-31
KEITHLEY INSTRUMENTS INC
filed 1997-02-14
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

         As of January 31, 1997 there were outstanding 4,837,119 Common Shares, without par value, and 2,794,278 Class B Common Shares, without par value.
================================================================================

                          PART I. FINANCIAL INFORMATION
                          ------- ---------------------

ITEM 1.  Financial Statements.
-------  ---------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                     DECEMBER 31,          SEPTEMBER 30,
                                                     ------------          -------------
                                                 1996           1995          1996
                                                 ----           ----          ----
Assets
------

Current assets:
   Cash and cash equivalents                   $ 4,938        $ 4,727       $ 3,995
   Accounts receivable and other, net           16,592         19,362        18,538
   Inventories:
        Raw materials                            7,756          5,698         8,255
        Work in process                          4,460          3,835         4,880
        Finished products                        4,868          3,845         4,291
                                               -------        -------       -------
          Total inventories                     17,084         13,378        17,426
   Other current assets                          3,900          3,116         3,781
                                               -------        -------       -------
          Total current assets                  42,514         40,583        43,740
                                               -------        -------       -------

Property, plant and equipment, at cost          40,482         33,684        37,873
Less-Accumulated depreciation                   23,500         22,840        22,531
                                               -------        -------       -------
Total property, plant and equipment, net        16,982         10,844        15,342
                                               -------        -------       -------

Intangible assets, net                           1,989          7,605         2,064
Other assets                                    11,935          8,564        12,688
                                               -------        -------       -------
Total assets                                   $73,420        $67,596       $73,834
                                               =======        =======       =======


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Short-term debt and current
     installments on long-term debt            $    62        $    71       $    61
   Accounts payable                              7,474          8,363         8,162
   Accrued payroll and related expenses          4,343          4,489         4,525
   Other accrued expenses                        8,275          5,092         9,358
   Income taxes payable                          1,369          2,968         2,955
                                               -------        -------       -------
         Total current liabilities              21,523         20,983        25,061
                                               -------        -------       -------

Long-term debt                                  17,344          5,464        13,308
Other long-term liabilities                      3,786          3,113         3,709

Shareholders' equity:
   Paid-in-capital                               6,274          4,425         5,479
   Earnings reinvested in the business          24,807         33,093        25,865
   Cumulative translation adjustment               591            580           562
   Unamortized portion of restricted stock        (736)            (5)          (14)
   Common shares held in treasury, at cost        (169)           (57)         (136)
                                               -------        -------       -------
         Total shareholders' equity             30,767         38,036        31,756
                                               -------        -------       -------
Total liabilities and shareholders' equity     $73,420        $67,596       $73,834
                                               =======        =======       =======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)



                                                              FOR THE THREE MONTHS
                                                                ENDED DECEMBER 31,
                                                              1996          1995
                                                              ----          ----


Net sales                                                    $27,886      $29,823

Cost of goods sold                                            11,754       11,835

Selling, general and administrative expenses                  12,454       11,942

Product development expenses                                   4,464        4,096

Special charges                                                   58         --

Amortization of intangible assets                                 57          132

Net financing expenses                                           270          159
                                                             -------      -------

Income (loss) before income taxes                             (1,171)       1,659

Income taxes (benefit)                                          (333)         514
                                                             -------      -------

Net income (loss)                                            $  (838)     $ 1,145
                                                             =======      =======


Net income (loss) per share - primary and fully diluted      $  (.11)     $   .15
                                                             =======      =======

Cash dividends per Common Share                              $  .031      $  .031
                                                             =======      =======

Cash dividends per Class B
Common Share                                                 $  .025      $  .025
                                                             =======      =======

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED DECEMBER 31,
                                                                                     1996        1995
                                                                                     ----        ----
Cash flows from operating activities:
   Net income (loss)                                                               $ (838)     $1,145
   Expenses not requiring outlay of cash                                            1,183       1,118
   Changes in working capital                                                      (1,348)       (552)
   Other operating activities                                                         828       1,092
                                                                                   ------      ------
   Net cash provided by (used in) operating activities                               (175)      2,803
                                                                                   ------      ------

Cash flows from investing activities:
   Payments for property, plant, and equipment                                     (2,702)     (1,188)
   Acquisition                                                                       --          (200)
   Other investing activities-net                                                       2         --
                                                                                   ------      ------
   Net cash used in investing activities                                           (2,700)     (1,388)
                                                                                   ------      ------

Cash flows from financing activities:
   Net increase in short term debt                                                      1         --
   Borrowing (repayment) of long term debt                                          4,017        (569)
   Cash dividends                                                                    (219)       (209)
   Other transactions-net                                                              20         207
                                                                                   ------      ------
   Net cash provided by (used in) financing activities                              3,819        (571)
                                                                                   ------      ------

Effect of changes in foreign currency exchange rates                                   (1)         (7)
                                                                                   ------      ------

Increase in cash and cash equivalents                                                 943         837
Cash and cash equivalents at beginning of period                                    3,995       3,890
                                                                                   ------      ------
Cash and cash equivalents at end of period                                         $4,938      $4,727
                                                                                   ======      ======

Supplemental disclosures of cash flow information
-------------------------------------------------
   Cash paid during the period for:
        Income taxes                                                               $1,176        $158
        Interest                                                                      240         219

Supplemental schedule of noncash investing activities
-----------------------------------------------------
   The company's acquisition included the following
noncash transactions (See Note D):
        Fair value of assets acquired                                              $ --        $1,576
        Cash paid                                                                    --          (200)
        Remaining purchase obligation                                                --          (819)
                                                                                   ------      ------
        Liabilities assumed                                                        $ --        $  557
                                                                                   ======      ======

Disclosure of accounting policy
-------------------------------
     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                (In thousands of dollars, except for share data)
                ------------------------------------------------

A. The consolidated financial statements at December 31, 1996 and 1995, and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B. The weighted average number of shares and share equivalents used in determining net income per share was 7,472,576 for the quarter ended December 31, 1996 and 7,787,927 for the quarter ended December 31, 1995. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C. During the quarter, $846 of income tax related accruals were released to income as circumstances giving rise to the accruals were no longer present. Also during the quarter, and in response to a recent tax law change, the company decided to terminate existing corporate owned life insurance policies and a deferred tax charge of $888 was recorded, reflecting the tax on the excess of cash surrender value over premiums paid on the policies. The tax is payable over 4 years.

D. On December 5, 1995, the company consummated the purchase of the principal assets of International Sensor Technology, Inc. (IST) of Pullman, Washington. IST pioneered the development of laser heating technology in thermoluminescence dosimetry (TLD) systems for personal radiation protection. The technology has potential uses in radiation therapy, nuclear waste management, radiation processing, environmental and radiation-hard electronics applications in government, medicine and the nuclear industry.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations.
--------------


                            (In Thousands of Dollars)

Results of Operations
---------------------

First Quarter 1997 Compared with First Quarter 1996
---------------------------------------------------

The net loss for the first quarter of fiscal 1997 was $838, or $.11 per share, compared with net income of $1,145, or $.15 per share, reported in the first quarter of 1996. The decrease in earnings resulted from lower net sales and higher costs.

Net sales of $27,886 decreased 6 percent from $29,823 in the prior year's first quarter. Sales declines were noted in all divisions except Instruments which experienced a slight increase. Geographically, sales were down slightly in the U.S. and Europe and down significantly in the Pacific Basin region due to lower sales of the company's parametric test systems. Lower sales of these test systems serving the semiconductor industry were expected; however, lower sales from the company's other divisions caused the loss. First quarter orders of $30,891 decreased 9 percent from record orders of $34,036 in the prior year's quarter. Included in orders for the current year's quarter was a $4,084 contract awarded by the U.S. Navy for the development and manufacture of personal radiation protection devices utilizing the company's patented Laser-TLD(R) technology. The contract will be completed over the next 18 months. Including the Navy order, backlog grew $3,292 during the quarter to $12,379 at December 31, 1996.

Cost of goods sold as a percentage of net sales increased to 42.1 percent from
39.7 percent. This was mainly due to expected lower gross margins from sales of and start up on the Quantox(R) product, and fixed manufacturing costs spread over lower sales volume. The effect of foreign exchange hedging on cost of goods sold was to decrease cost of goods sold as a percentage of net sales by 0.1 percentage points in the first quarter of 1997, compared with an increase of 0.3 percentage points in 1996.

Selling, general and administrative expenses increased $512, or 4 percent, from the prior year's quarter to 44.7 percent of net sales from 40.1 percent due mainly to higher marketing costs. The higher marketing costs related to the continuing market development of Quantox and the introduction and market development of the company's new SmartLink(TM) Measurement Modules, offset somewhat by lower costs at Keithley MetraByte due to the relocation of that operation announced in September 1996.

Product development expenses of $4,464 for the quarter increased $368, or 9 percent, from the prior year's quarter to 16.0 percent of net sales from 13.7 percent. This was due primarily to increased costs associated with the continued development of the company's new businesses. The increased costs were offset somewhat by lower product development expenses for Keithley MetraByte due to the relocation announced in September 1996.

Special charges of $58 for the quarter relate to the relocation of the Keithley MetraByte operation to Cleveland from Taunton, Massachusetts. The company estimates that an additional $1,000 to

$1,500 will be spent during the year on the move which should be complete by July 1997. At December 31, 1996, the company had $4,085 remaining on the Consolidated Balance Sheet ($3,744 in the caption "Other accrued expenses" and $341 in the caption "Other long-term liabilities") for the closing of the Taunton facility.

Net financing expenses of $270, increased $111 from $159 last year. This was due to higher average debt levels during the period.

The effective tax rate was 28.4 percent for the quarter compared with 31.0 percent last year. During the quarter, $846 of income tax related accruals were released to income as circumstances giving rise to the accruals were no longer present. Also during the quarter, and in response to a recent tax law change, the company decided to terminate existing corporate owned life insurance policies and a deferred tax charge of $888 was recorded, reflecting the tax on the excess of cash surrender value over premiums paid on the policies. The tax is payable over 4 years.


Liquidity and Capital Resources
-------------------------------

Cash used in operations for the first quarter was $125. Total debt of $17,406 at December 31, 1996, increased $4,037 during the quarter, and was used primarily to pay current liabilities and to purchase fixed assets and fund the expansion of the company's Semiconductor and Radiation Measurements facilities. The total debt-to-capital ratio was 36.1 percent at December 31, 1996 compared with 29.6 percent at September 30, 1996.

The company expects to finance capital spending, which will be at a lower run rate than in the first quarter, and working capital requirements, including cash necessary to fund the relocation of Keithley MetraByte to Cleveland, with cash provided by operations and draws on its available lines of credit. At December 31, 1996, the Company had available unused lines of credit with domestic and foreign banks aggregating $14,008 of which $6,352 were short term and $7,656 were long term.


Outlook
-------

Management is encouraged by the recent indications that the semiconductor industry is improving. However, due to the lag in the semiconductor capital equipment industry, the company's commitment to new business development, and the current order and backlog levels, management expects a loss for the second quarter of fiscal 1997, although smaller than the loss recorded in the first quarter. The company expects to return to profitability in the third quarter ending June 30, 1997.


Factors That May Affect Future Results
--------------------------------------

Information included above in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to earnings and expenses, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines including the Quantox unit and the company's line of parametric test systems, are sold into the semiconductor capital equipment industry. Growth in demand for semiconductors and new technology drives the demand for new semiconductor capital equipment. At the present time, the order growth of this industry has contracted which adversely affects near-term revenues of the company.

In September 1996, the company announced its intention to relocate its Keithley MetraByte operation to Cleveland from Taunton, Massachusetts, and form a new business. This relocation could create a decline in sales of the company's personal computer plug-in board business for several reasons, including hiring and training qualified personnel to assume duties of employees who will not relocate from Taunton, and assimilating and establishing sales support and manufacturing processes in Cleveland to sell and produce the plug-in board products.

The company's business relies on the development of new high technology products and services to provide solutions to customer's complex measurement needs. This requires anticipation of customers' changing needs and emerging technology trends. The company must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that achieve market acceptance. The company incurs significant expenses developing new business opportunities that may or may not result in significant sources of revenue and earnings in the future.

In many cases the company's products compete directly with those offered by other manufacturers. If any of the company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the company's product offerings could slow.

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up half of the company's revenue in fiscal 1996, and 37 percent of total revenue for the first quarter of fiscal 1997. The company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

PART II.   OTHER INFORMATION
--------   -----------------


Item 6.  Exhibits and Reports on Form 8-K.
         -------- --- ------- -- ---- ----

         (a)  Exhibits.  The following exhibits are filed herewith:
              --------

         Exhibit
         Number          Exhibit
         ------          -------
         11          Statement Re Computation of Per Share Earnings

         27          Financial Data Schedule (EDGAR version only)


         (b) No reports on Form 8-K were filed during the quarterly period ended December 31, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KEITHLEY INSTRUMENTS, INC.
                               (Registrant)






Date:  February 13, 1997          /s/  Joseph P. Keithley
                                -------------------------
                                Joseph P. Keithley
                                Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)






Date:  February 13, 1997          /s/  Ronald M. Rebner
                                -----------------------
                                Ronald M. Rebner
                                Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)