Form 10-Q
period 1997-03-31
KEITHLEY INSTRUMENTS INC
filed 1997-05-14
CIK 54991

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

   (MARK ONE)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         As of April 30, 1997 the Registrant had outstanding 4,841,658 Common Shares, without par value, and 2,794,278 Class B Common Shares, without par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
------------------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET

                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                   MARCH 31,              SEPTEMBER 30,
                                                                   ---------              -------------
                                                              1997         1996               1996
                                                              ----         ----               ----
Assets
------

Current assets:
     Cash and cash equivalents                             $ 1,737           $ 4,289         $ 3,995
     Accounts receivable and other, net                     18,873            20,297          18,538
     Inventories:
           Raw materials                                     7,041             6,908           8,255
           Work in process                                   4,841             5,356           4,880
           Finished products                                 5,073             4,223           4,291
                                                           -------           -------         -------
             Total inventories                              16,955            16,487          17,426
     Other current assets                                    3,851             2,851           3,781
                                                           -------           -------         -------
             Total current assets                           41,416            43,924          43,740
                                                            ------            ------          ------
Property, plant and equipment, at cost                      41,346            35,843          37,873
Less-Accumulated depreciation                               24,148            23,471          22,531
                                                            ------            ------          ------
Total property, plant and equipment, net                    17,198            12,372          15,342
                                                            ------            ------          ------
Intangible assets, net                                       1,933             8,108           2,064
Other assets                                                11,613             8,735          12,688
                                                            ------           -------          ------
Total assets                                               $72,160           $73,139         $73,834
                                                            ======            ======          ======


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term debt and current
       installments on long-term debt                    $      47          $     72       $      61
     Accounts payable                                        8,675             7,440           8,162
     Accrued payroll and related expenses                    4,104             5,104           4,525
     Other accrued expenses                                  7,273             5,492           9,358
     Income taxes payable                                      756             2,696           2,955
                                                          --------           -------         -------
           Total current liabilities                        20,855            20,804          25,061
                                                            ------            ------          ------

Long-term debt                                              16,682             9,685          13,308
Other long-term liabilities                                  3,944             3,138           3,709

Shareholders' equity:
     Paid-in-capital                                         7,050             4,789           5,479
     Earnings reinvested in the business                    24,248            34,365          25,865
     Cumulative translation adjustment                         252               443             562
     Unamortized portion of restricted stock                  (680)               (4)            (14)
     Common shares held in treasury, at cost                  (191)              (81)           (136)
                                                          --------         ---------        ---------
           Total shareholders' equity                       30,679            39,512          31,756
                                                            ------            ------          ------
Total liabilities and shareholders' equity                 $72,160           $73,139         $73,834
                                                            ======            ======          ======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)


                                                            FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                 ENDED MARCH 31,                       ENDED MARCH 31,
                                                              1997            1996                    1997           1996
                                                              ----            ----                    ----           ----

Net sales                                                  $28,148         $30,019                 $56,034        $59,842

Cost of goods sold                                          11,746          10,967                  23,500         22,802

Selling, general and administrative expenses                11,821          12,336                  24,275         24,278

Product development expenses                                 4,410           4,336                   8,874          8,432

Special charges                                                375              --                     433             --

Amortization of intangible assets                               57             159                     114            291

Net financing expenses                                         203             176                     473            335
                                                           -------         -------                  ------         ------


Income (loss) before income taxes                             (464)          2,045                  (1,635)         3,704

Income taxes (benefit)                                        (126)            560                    (459)         1,074
                                                           -------         -------                 -------        -------


Net income (loss)                                         $   (338)        $ 1,485                $ (1,176)       $ 2,630
                                                           =======          ======                 =======         ======


Net income (loss) per share                              $   (0.04)       $   0.19               $   (0.16)      $   0.34
                                                          ========         =======                =========        ======

Cash dividends per Common Share                          $    .031        $   .031               $    .063       $   .063
                                                          ========         =======                ========        =======

Cash dividends per Class B
    Common Share                                         $    .025        $   .025               $    .050       $   .050
                                                          ========         =======                ========        =======

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                 FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                     ENDED MARCH 31,                     ENDED MARCH 31,
                                                               1997                 1996                1997         1996
                                                               ----                 ----                ----         ----
Cash flows from operating activities:
     Net income (loss)                                        $  (338)          $  1,485            $ (1,176)     $ 2,630
     Expenses not requiring outlay of cash                      1,273              1,084               2,456        2,202
     Changes in working capital                                (2,457)            (3,237)             (3,805)      (3,789)
     Other operating activities                                   (27)              (415)                801          677
                                                              -------             ------              ------       ------
     Net cash provided by (used in)
         operating activities                                  (1,549)            (1,083)             (1,724)       1,720
                                                                -----              -----               -----        -----

Cash flows from investing activities:
     Payments for property, plant, and equipment               (1,428)            (2,267)             (4,130)      (3,455)
     Acquisitions (excluding cash of $11)                          --             (1,208)                 --       (1,408)
     Other investing activities-net                                14                  3                  16            3
                                                              -------           --------             -------      -------
     Net cash used in investing activities                     (1,414)            (3,472)             (4,114)      (4,860)
                                                                -----              -----               -----        -----

Cash flows from financing activities:
     Net increase (decrease) in short term debt                   (16)                 1                 (15)           1
     Net borrowing (repayment) of long term debt                 (400)             4,256               3,617        3,687
     Cash dividends                                              (221)              (213)               (440)        (422)
     Other transactions-net                                       754                142                 774          349
                                                               ------             ------              ------       ------
     Net cash provided by financing activities                    117              4,186               3,936        3,615
                                                               ------              -----               -----        -----

Effect of exchange rate changes on cash                          (355)               (69)               (356)         (76)
                                                               ------             ------             -------       ------

Increase (decrease) in cash and cash equivalents               (3,201)              (438)             (2,258)         399
Cash and cash equivalents at beginning of period                4,938              4,727               3,995        3,890
                                                               ------             ------              ------       ------
Cash and cash equivalents at end of period                    $ 1,737            $ 4,289             $ 1,737      $ 4,289
                                                               ======             ======              ======       ======

Supplemental disclosures of cash flow information
-------------------------------------------------
     Cash paid during the period for:
           Income taxes                                       $   131            $   528             $ 1,307     $    686
           Interest                                               273                128                 513          347

Supplemental schedule of noncash investing activities
-----------------------------------------------------
     The company's acquisitions included the following
noncash transactions (See Notes E and F):
           Liabilities assumed                                     --            $   359                  --     $    916
           Common Shares issued                                    --                201                  --          201
                                                              -------             ------             -------       ------
                 Total noncash transactions                        --            $   560                  --      $ 1,117
                                                              =======             ======             =======        =====

Disclosure of accounting policy
-------------------------------
     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ------------------------------------------

A. The consolidated financial statements at March 31, 1997 and 1996 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B. The weighted average number of shares outstanding used in determining net income per share was 7,609,919 for the quarter ended March 31, 1997 and 7,782,654 for the quarter ended March 31, 1996. For the six months ended March 31, 1997 and March 31, 1996, the weighted average number of shares outstanding was 7,541,830 and 7,764,418, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding. Fully diluted net income per share is not materially different than net income per share.

C. Special charges of $375 for the second quarter of fiscal 1997 relate to the relocation of the Keithley MetraByte operation to Cleveland from Taunton, Massachusetts. Special charges include the reversal of $200 of expense recorded during 1996 for accrued lease costs related to the relocation for which the space has since been sublet. The company estimates that an additional $300 to $500 will be expensed during the year on the transition of the business from Massachusetts to Cleveland, which should be complete by July 1997. At March 31, 1997, the company had $3,505 remaining on the Consolidated Balance Sheet ($3,164 in the caption "Other accrued expenses" and $341 in the caption "Other long-term liabilities") for the closing of the Taunton facility and European operating subleases.

D. During the first quarter of fiscal 1997, $846 of income tax related accruals were released to income as circumstances giving rise to the accruals were no longer present. Also during the first quarter, and in response to a recent tax law change, the company decided to terminate existing corporate owned life insurance policies and a deferred tax charge of $888 was recorded, reflecting the tax on the excess of cash surrender value over premiums paid on the policies. The tax is payable over 4 years.

E. On December 5, 1995, the company consummated the purchase of the principal assets of International Sensor Technology, Inc. (IST) of Pullman, Washington. IST pioneered the development of laser heating technology in thermoluminescence dosimetry (TLD) systems for personal radiation protection. The technology has potential uses in radiation therapy, nuclear waste management, radiation processing, environmental and radiation-hard electronics applications in government, medicine and the nuclear industry.

F. On February 15, 1996, the company consummated the purchase of certain assets of Turner Engineering Technology (Turner) of Roanoke, Texas. Turner specializes in accelerated test methods for determining the quality of semiconductor wafers at various stages of manufacturing. These test methods are designed to save semiconductor manufacturers money by providing process control feedback to allow optimization and continued semiconductor process improvement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

                            (In Thousands of Dollars)

Results of Operations
---------------------

Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

The net loss for the second quarter of fiscal 1997 was $338, or $.04 per share, compared with net income of $1,485, or $.19 per share, in last year's quarter. The loss was the result of decreased sales and lower gross margins.

Net sales of $28,148 decreased 6 percent from $30,019 in the prior year's second quarter. The decrease was due to lower sales of our automated parametric test systems used by the semiconductor industry and lower sales of Keithley MetraByte products. The company was pleased to report, however, that the second quarter's sales included the first shipment of the new S600 next generation parametric tester used by the semiconductor industry. Orders for the second quarter of $33,648 increased 21 percent from the prior year's second quarter and 9 percent from the first quarter of 1997. Order levels were the second highest reported in the company's history and included good orders for the company's Quantox(R) Silicon Oxide Monitoring System. Geographically, orders were up in the United States and the Pacific Basin region and down somewhat in Europe. Backlog increased $4,599 during the quarter to a record $16,978 at March 31, 1997.

Cost of goods sold as a percentage of net sales increased 5.2 percentage points to 41.7 percent from 36.5 percent. This was due to expected lower margins and start up costs of the company's new business initiatives, and higher fixed costs resulting from the expansion of manufacturing facilities. The effect of the company's hedging activities on cost of goods sold for the quarter was to decrease cost of goods sold by 0.3 percentage points of net sales versus a decrease of 0.2 percentage points in the prior year's quarter.

Selling, general and administrative expenses of $11,821 for the second quarter decreased $515, or 4 percent from the prior year's quarter. The decrease was due mainly to lower incentive compensation expense due to the loss.

Product development expenses of $4,410 increased less than 2 percent from $4,336 in the prior year's quarter. This was due primarily to increased costs associated with the continued development of the company's new businesses, offset by lower product development expenses for Keithley MetraByte.

Special charges of $375 for the quarter relate to the relocation of the Keithley MetraByte operation to Cleveland from Taunton, Massachusetts. Special charges include the reversal of $200 of expense recorded during 1996 for accrued lease costs related to the relocation for which the space has since been sublet. The company estimates that an additional $300 to $500 will be expensed during the year on the transition from Taunton to Cleveland, which should be complete by July 1997. At March 31, 1997, the company had $3,505 remaining on the Consolidated Balance Sheet ($3,164 in the caption "Other accrued expenses" and $341 in the caption "Other long-term liabilities") for the closing of the Taunton facility and European operating subleases.

Despite higher debt levels during the quarter, net financing expenses of $203, increased only $27 from last year's second quarter. This was due to interest income received on a federal income tax refund as well as the absence of expense related to corporate owned life insurance policies which were terminated during the first quarter.

Six Months Ended March 31, 1997 Compared with Six Months Ended March 31, 1996
-----------------------------------------------------------------------------

The company recorded a net loss of $1,176, or $.16 per share for the six months ended March 31, 1997, compared with net income of $2,630, or $.34 per share for the prior year. The loss resulted primarily from lower sales and lower gross margins during the first half of fiscal 1997 versus 1996.

Net sales of $56,034 decreased $3,808, or 6 percent, from $59,842 reported for the six month period last year. The decrease was due to decreased sales of parametric testers serving the semiconductor industry and decreased sales of the company's data acquisition boards, offset somewhat by sales of the Quantox product. Orders for the six month period were up 4 percent from last year. The majority of the increase was due to orders for Quantox, along with a $4,084 contract with the Navy recorded in the first quarter.

Cost of goods sold as a percentage of net sales increased to 41.9 percent from
38.1 percent for the six month period last year. This was due to expected lower margins and start up costs of the company's new business initiatives, and higher fixed costs resulting from the expansion of manufacturing facilities. The company's hedging activities decreased cost of goods sold by 0.2 percentage points of net sales for the six months ended March 31, 1997, versus no effect on cost of goods sold in last year's six month period.

Selling, general and administrative expenses of $24,275, or 43.3 percent of net sales were flat against $24,278, or 40.6 percent of net sales in the same period in the prior year. Decreased costs related to the Keithley MetraByte operation's relocation were offset by increased costs for the company's new business initiatives.

Product development expenses of $8,874, or 15.9 percent of net sales for the first half of fiscal 1997, increased 5 percent from $8,432, or 14.1 percent of net sales in the same period last year. Again, decreased expenses related to Keithley MetraByte more than offset increased costs for the company's new business initiatives.

Net financing expenses of $473 increased $138, or 41 percent due to higher average debt levels during the period.

The effective tax rate was 28.0 percent for the six month period compared with
29.0 percent for the prior year's period. The effective rate is less than the statutory rate of 34 percent due to the utilization of foreign sales corporation
(FSC) benefits.

Liquidity and Capital Resources
-------------------------------

Cash used in operations was $1,549 for the second quarter and $1,724 for the six months ended March 31, 1997. Total debt of $16,729 at March 31, 1997, decreased $677 during the quarter, but increased $3,360 from the beginning of the fiscal year. The increase in debt and decrease in cash during the six month period were used primarily to pay current liabilities, to purchase fixed assets, and fund the expansion of the company's Semiconductor and Radiation Measurements facilities. The facilities expansion was substantially complete by the end of the second quarter. The total debt-to-capital ratio was 35.3 percent at March 31, 1997 compared with 29.6 percent at September 30, 1996.

During the quarter the company amended its $25,000 unsecured, multi-currency debt facility. The agreement was extended until March 2002, and generally includes lower overall borrowing costs than the previous agreement. The company expects to finance capital spending and working capital requirements with cash provided by operations and its available lines of credit. At March 31, 1997, the Company had available unused lines of credit with domestic and foreign banks aggregating $14,404, of which $6,086 were short term and $8,318 were long term.

Outlook
-------

The company believes based on recent order and backlog levels, that the worst of the semiconductor capital equipment industry slump may be over. The company expects to return to profitability in the third quarter of fiscal 1997, with even higher profits in the fourth quarter.

Additionally, gross margins are not expected to improve for the remainder of the fiscal year. This is due to higher fixed costs due to the expansion of manufacturing facilities, and increased shipments of Quantox which carry lower margins.

Factors That May Affect Future Results
--------------------------------------

Information included above in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to earnings and gross margins, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines including the Quantox unit and the company's line of parametric test systems, are sold into the semiconductor capital equipment industry. Growth in demand for semiconductors and new technology drives the demand for new semiconductor capital equipment. Although order growth in this industry has recently increased, the sustainability of this trend cannot be predicted.

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

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up 52 percent of total revenue for the first half of fiscal 1997. The company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

                           PART II. OTHER INFORMATION
                           -------- -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)        Exhibits.  The following exhibits are filed herewith:
           --------

          Exhibit
          Number                  Exhibit
          ------                  -------

          10(y) First Amendment dated March 28, 1997, to the Credit Agreement dated May 31, 1994.

          11            Statement Re Computation of Per Share Earnings

          27            Financial Data Schedule (EDGAR version only)



(b)        REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KEITHLEY INSTRUMENTS, INC.
                                       (Registrant)

Date:  May 14, 1997             /s/  Joseph P. Keithley
                              -------------------------
                                    Joseph P. Keithley
                                    Chairman, President and Chief
                                      Executive Officer
                                    (Principal Executive Officer)

Date:  May 14, 1997             /s/  Ronald M. Rebner
                              -------------------------
                                    Ronald M. Rebner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting
                                      Officer)