Form 10-K405
period 1997-09-30
KEITHLEY INSTRUMENTS INC
filed 1997-12-29
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

For fiscal year ended,  SEPTEMBER 30, 1997        Commission file number 1-9965
                        ------------------                               ------

                           KEITHLEY INSTRUMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                      34-0794417
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

    28775 AURORA ROAD, SOLON, OHIO                         44139
------------------------------------------     --------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (440) 248-0400
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON SHARES, WITHOUT PAR VALUE                 NEW YORK STOCK EXCHANGE
-----------------------------------     ---------------------------------------
     (Title of each class)              (Name of exchange on which registered)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 16, 1997 there were outstanding 4,885,655 Common Shares, without par value, and 2,785,378 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $38,348,345 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $967,295 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $39,315,640. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 16, 1997, which was $8.75. For purposes of this information, the 502,987 Common Shares and 2,674,830 Class B Common Shares which were held by the officers and Directors of the Company were deemed to be voting stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                                         PART OF 10-K
--------                                                                                         ------------
1.    Annual report to shareholders for the fiscal year ended September 30, 1997                    Parts I and II
      (only the portions listed in this report).
2.    Proxy statement for the annual meeting of shareholders to be held on February 14, 1998        Part III
      (only the portions listed in this report).

                           KEITHLEY INSTRUMENTS, INC.

                               10-K ANNUAL REPORT


                                TABLE OF CONTENTS

PART I:                                                                                   PAGE
                                                                                          ----

<S
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

                                                    PART I.

ITEM 1 - BUSINESS.
         ---------

General
-------

         Keithley Instruments, Inc. is a corporation which was founded in 1946 and organized under the laws of the State of Ohio on October 1, 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the "Company" or "Keithley" are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

Products
--------

         Keithley Instruments, Inc. provides measurement-based solutions to the semiconductor, telecommunications and electronic components manufacturers and other high-growth areas of the electronics industry. Engineers and scientists around the world use Keithley's advanced hardware and software for process monitoring, production test and basis research. Although the Company's products vary in capability, sophistication, use, size and price, they basically test, measure, and analyze electrical and physical properties. As such, the Company considers its business to be in a single industry segment. For each of the last three fiscal years, more than 90% of the Company's revenue was derived from the sale of electronic test and measurement instrumentation and data acquisition and analysis hardware and software, which represents one class of similar products.

         The product groups of the Company are described below:

         INSTRUMENTS. The Instruments Business Unit designs, develops, manufactures and markets sensitive electronic instrumentation used in production test and research for measuring a wide range of electrical properties such as voltage, resistance, current, capacitance and charge. The Instruments Business Unit's products generally range in price from $1,000 to $10,000 and include the following product groups:

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

         SEMICONDUCTOR BUSINESS UNIT. The Semiconductor Business Unit designs, develops, manufactures and markets automatic parametric test systems and process monitoring solutions used by semiconductor manufacturers to measure various electrical characteristics of semiconductor materials. Its products can be found in semiconductor fabrication facilities throughout the world, and consist of two main groups:

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

         RADIATION MEASUREMENTS BUSINESS UNIT. The Radiation Measurements Business Unit designs, develops, manufactures, and markets products and systems that accurately measure the radiation emission levels of x-ray machines and nuclear radiation sources and are used to calibrate radiation therapy and x-ray equipment in hospitals and manufacturing processes. Customers include hospitals, diagnostic x-ray equipment manufacturers, radiation researchers and physicists, and field service organizations. Selling prices for standard products range from $500 to $10,500 per instrument. The Radiation Measurements Business Unit is developing and producing personal dosimetry systems using recently acquired laser thermoluminescence dosimetry for the U.S. Navy under contract and plans to commercialize the technology over the next few years.


         PC MEASUREMENTS BUSINESS UNIT. This Business Unit designs, develops, manufactures and markets a wide range of data acquisition and analysis hardware and software products designed for use with personal computers and workstations. These products are used in thousands of applications worldwide wherever a number of variables must be monitored and analyzed quickly. Selling prices for these products generally range from $100 to $4,000.

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

             SMARTLINK(TM) is a line of intelligent measurement modules that allow laboratory-grade measurements virtually anywhere due to their small size. The compact modules connect directly to a sensor or signal source creating no need for extra hardware. Each module has on-board signal processing capabilities to provide linearization, date/time stamping alarming that allows them to deliver useful information directly to a monitoring, control or data acquisition system. Selling prices for these products generally range from $500 to $2,500.

         AGENCY PRODUCTS. The Company markets and distributes certain products manufactured by approximately eight test and measurement companies. These products are marketed and distributed primarily by the Company's European operations and are complementary to, but not competitive with, products manufactured by the Company.

New Products During Fiscal Year 1997
------------------------------------

         Several new products were introduced during fiscal 1997 including the following:

         INSTRUMENTS introduced several new products including the Model 6517A, 2410 and 2420. The Model 6517A Electrometer/High Resistance Meter provides accuracy, sensitivity and speed previously unavailable in this type of instrument. The features of this model make it well-suited for measuring the resistance, resistivity and conductance of insulating materials, finding the voltage coefficient of resistors and characterizing the leakage of diodes and capacitors. The Company expanded its 2400 SourceMeter Series with Model 2410, a high voltage SourceMeter, and Model 2420, a high current SourceMeter. The new instruments can make more than 1000 non-buffered readings per second. Both models simultaneously source, sink and measure voltage and current, proving a complete solution that simplifies and lowers the cost of measurement in a wide range of applications.

         THE SEMICONDUCTOR BUSINESS UNIT began shipping a new parametric test system, the Model S600. The S600 is designed for both production and applications in the semiconductor industry. This product offers unprecedented measurement speed and sensitivity, higher throughput and lower cost-of-ownership. In the area of oxide charge monitoring, the Quantox process monitoring product became more established.

         THE RADIATION MEASUREMENTS BUSINESS UNIT introduced software for processing data and reporting results of tests on mammography x-ray machines to the FDA and introduced its improved non-invasive kilovoltage divider used by x-ray manufacturers and field service organizations worldwide. The Unit procured a contract with the U.S. Navy worth $4.1 million for limited run initial production of personnel dosimetry systems based on the newly acquired laser heated thermoluminescence radiation dosimetry.

         PC MEASUREMENTS BUSINESS UNIT introduced the several additions to the SmartLink(TM) product line. The unique design of the Models KNM-DCV41, -DCV42, -TC41, and -TC42 provides up to 1500V front-to-back isolation on up to six differential analog input channels. The instruments provide unparalleled accuracy, plus equipment and personnel protection for demanding measurement applications, such as DC volts readings, four-wire resistance tests, and thermocouple temperature measurements. Also introduced was the KNM-DYN12 which can make laboratory grade measurements of force, acceleration, and dynamic pressure in virtually any plant location.

Geographic Markets and Distribution
-----------------------------------

         During fiscal 1997, substantially all of the Company's products were manufactured in Ohio and were sold throughout the world in many developed countries. The Company's principal markets are the United States, Europe and the Pacific Basin. During the year, the Keithley Metrabyte operation was relocated from Taunton, Massachusetts to Solon, Ohio.

         In the United States, the Company's products are sold by the Company's sales personnel, independent sales representatives and through direct marketing and catalog mailings. United States sales offices are located in Solon, Ohio and Santa Clara, California. The Company markets its products directly in European countries in which it has a wholly owned sales subsidiary and through distributors in other countries. European subsidiaries have sales and service offices located in or near London, Munich, Paris, Amsterdam, Zurich and Milan. The Company also has sales offices in Belgium, China, Taiwan and India. Sales in markets outside the above named locations are made through independent sales representatives and distributors.

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

Customers
---------

         The Company's customers generally are involved in engineering research and development, product testing, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 1997 no one customer accounted for more than 10% of the Company's sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog
-------

         The Company's backlog of unfilled orders amounted to approximately $13,486,000 as of September 30, 1997 and approximately $9,087,000 as of September 30, 1996. Included in the 1997 backlog is $981,000 related to a U.S. Navy Contract. $451,000 of this was unfunded at September 30, 1997. It is expected that the majority of the orders included in the 1997 backlog will be delivered during fiscal 1998; however, the Company's past experience indicates that a small portion of orders included in the backlog may be canceled.

Competitive Conditions
----------------------

         The Company competes on the basis of quality, performance, service, warranty and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. The Company's competitors vary between product lines and certain manufacturers compete with the Company in multiple product lines. The Company's principal competitors are Hewlett-Packard Company, National Instruments, Inc., Fluke Corporation and Data Translation, Inc.


Research And Development
------------------------

         The Company's engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company's product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company's products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $17,233,000 in 1997, $18,337,000 in 1996 and $15,385,000 in 1995, or approximately 14%, 15% and 14%
of net sales, respectively, for each of the last three fiscal years. During 1997, and continuing in 1998, the Company was involved in a design and manufacturing, cost plus fixed fee, contract with the U.S. Navy. All contract related costs were reimbursed by the U.S. Navy and appear in the "Cost of goods sold" caption in the consolidated financial statements as opposed to "Product development expenses." The Company acquired the principal assets of International Sensor Technology (IST) in 1996. IST's activities included a government research and development contract for the Navy which was concluded during 1996. The amount spent by the Company on this contract was accounted for in the manner described for the current contract.

Government Regulations
----------------------

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees
---------

         As of September 30, 1997, the Company employed 693 persons, 99 of whom were located outside the United States. None of the Company's employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

Foreign Operations and Export Sales
-----------------------------------

         Information related to foreign and domestic operations and export sales is incorporated by reference to Note I of the Notes to the Consolidated Financial Statements on page 29 of the Company's 1997 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this report.

         The Company has significant revenues from outside the United States which increase the complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, the Company believes that its foreign subsidiaries and other larger international markets are in countries where the economic and political climate is generally stable.

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

                                                                                               Lease
                               Type of                                       Square          Expiration
Leased Properties              Facility                                      Footage            Date
-----------------              --------                                      -------            ----

     Location
     --------

     Solon, Ohio               Engineering, Manufacturing,                    40,000        October 13, 2006
                               Marketing, Sales, Service
                               and Administration

     Solon, Ohio               Manufacturing, and                             21,600        March 31, 2002
                               Administration


     Santa Clara,              Sales and Service                               4,355        October 13, 2002
     California

                                                                                           Lease
                               Type of                                Square            Expiration
Location                       Facility                              Footage               Date
--------                       --------                              -------               ----

Munich,                        Sales, Service and                      27,750         March 31, 2001;
Germany                        Administration                                         renewable

London, England                Sales and Service                        5,600         July 24, 2009

Paris, France                  Sales and Service                        3,456         June 30, 1998

Zurich,                        Sales and Service                        3,229         September 30, 1998
Switzerland                                                                           renewable

Amsterdam,                     Sales and Service                        2,906         March 31, 2002
Netherlands

Milan,                         Sales and Service                        2,691         August 31, 2001
Italy


ITEM 3 - LEGAL PROCEEDINGS.
         ------------------

         The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT:
-------------------------------------

         The description of executive officers is included pursuant to Instruction 3 to Section (b) of Item 401 of Regulation S-K under the Securities and Exchange Act of 1934.

         The following table sets forth the names of all executive officers of the Company and certain other information relating to their position held with the Company and other business experience.

Executive Officer                Age         Recent Business Experience
-----------------                ---         --------------------------

Joseph P. Keithley                49         Chairman of the Board of Directors since 1991, Chief
                                             Executive Officer since November 1993 and President since
                                             May 1994.

Philip R. Etsler                  47         Vice President Human Resources of the Company since 1990.

James B. Griswold                 51         Secretary and a Director of the Company since 1988;
                                             partner in the law firm of Baker & Hostetler LLP from 1982 to present.

Hermann Hamm (1)                  58         Vice President of European Operations of the Company since
                                             1986.

Frederick R. Hume (1)             54         Senior Vice President Strategic Planning and Technology
                                             since November  1996. Previously Senior Vice President
                                             Test Instrumentation Group from February 1993 to October
                                             1996. Vice President Test Instrumentation  Group from
                                             August 1992 to February  1993.  Vice  President Instrument
                                             Division of the Company from May 1988 to August 1992.

Mark J. Plush                     48         Controller since 1982 and Officer of the Company since
                                             1989.

Ronald M. Rebner                  53         Vice President and Chief Financial Officer of the Company
                                             since 1981.

Executive Officer                           Age         Recent Business Experience
-----------------                           ---         --------------------------
Gabriel A. Rosica                            57         Senior Vice President since February 1996. Previously
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

Terrence E. Sheridan                         57         Vice President Radiation  Measurements Business Unit since
                                                        1978.



(1) Subsequent to September 30, 1997, Mr. Hamm and Mr. Hume resigned from their Executive Officer positions with the Company.

                                    PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS.
         --------

         The information required by this Item is incorporated herein by reference under the caption Stock Market Price and Cash Dividends appearing on page 31 of the Keithley Instruments, Inc. 1997 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

         The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 16, 1997 was 2,394.

ITEM 6 - SELECTED FINANCIAL DATA.
         ------------------------

         The information required by this Item is incorporated herein by reference to the eleven year summary, appearing on pages 32 and 33 of the Keithley Instruments, Inc. 1997 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

         The information required by this Item is incorporated herein by reference to pages 21 through 23 of the Keithley Instruments, Inc. 1997 Annual Report to Shareholders, a copy of which is filed as Exhibit 13 to this Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

         The Consolidated Financial Statements, appearing on pages 18 through 20 and pages 23 through 29, the Unaudited Quarterly Results of Operations appearing on page 31 of the Keithley Instruments, Inc. 1997 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated November 17, 1997, appearing on page 30 of the Keithley Instruments, Inc. Annual Report to Shareholders is filed as Exhibit 13 to this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

                                    PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

         The information required by this item relating to the Directors is incorporated herein by reference to the information set forth under the caption Election of Directors in the Company's Proxy Statement to be used in conjunction with the February 14, 1998 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934. The information required for an identification of executive officers is included on pages 11 and 12 of this Form 10-K Annual Report.

ITEM 11 - EXECUTIVE COMPENSATION.
          -----------------------

         The information required by this item relating to executive compensation is incorporated herein by reference to the information set forth under the caption Executive Compensation and Benefits in the Company's Proxy Statement to be used in conjunction with the February 14, 1998 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

         The information required by this item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information set forth under the caption Principal Shareholders in the Company's Proxy Statement to be used in conjunction with the February 14, 1998 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 1997, and is expected to render services in such capacity to the Company in the future.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)(1)  FINANCIAL STATEMENTS OF THE COMPANY

         The following documents are filed as part of this report:

1. Consolidated Balance Sheet as of September 30, 1997 and 1996.

2. Consolidated Statement of Income for the years ended September 30, 1997, 1996 and 1995.

3. Consolidated Statement of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

4. Consolidated Statement of Shareholders' Equity for the years ended September 30, 1997, 1996 and 1995.

5. Notes to Consolidated Financial Statements.

6. Report of Independent Accountants dated November 17, 1997.

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

          10(y)         First Amendment dated March 28, 1997, to the Credit Agreement dated May 31, 1994.
                        (Reference is made to Exhibit 10(y) of the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)
                                                                                                                 --
          10(z)         1997 Directors' Stock Option Plan, adopted in February 1997.                            22-24

          11            Statement Re Computation of Per Share Earnings.                                          25

          13            Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997.
                                                                                                                26-60
          21            Subsidiaries of the Company.                                                             61

          23            Consent of Experts.                                                                      62

          27            Financial Data Schedule (EDGAR version only).                                            --


ITEM 14(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30, 1997.

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

Keithley Instruments, Inc.
(Registrant)

By:   /s/  Joseph P. Keithley
     -----------------------------
           Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:   December 5, 1997
     -----------------------------

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

Signature                                      Title                                                       Date
---------                                      -----                                                       ----

/s/  Joseph P. Keithley                        Chairman of the Board of Directors, President and          12/5/97
--------------------------------------------   Chief Executive Officer
     Joseph P. Keithley                        (Principal Executive Officer)

--------------------------------------------   Founder and Director                                       12/5/97
     Joseph F. Keithley

/s/  Ronald M. Rebner                          Vice President and Chief Financial Officer (Principal      12/5/97
--------------------------------------------   Financial and Accounting Officer) and a Director
     Ronald M. Rebner

/s/  Brian R. Bachman                          Director                                                   12/5/97
--------------------------------------------
     Brian R. Bachman

                                               Director                                                   12/5/97
--------------------------------------------
     James T. Bartlett

/s/  Arden L. Bement, Jr.                      Director                                                   12/5/97
--------------------------------------------
     Dr. Arden L. Bement, Jr.

/s/  James B. Griswold                         Director                                                   12/5/97
--------------------------------------------
     James B. Griswold

/s/  Leon J. Hendrix, Jr.                      Director                                                   12/5/97
--------------------------------------------
     Leon J. Hendrix, Jr.

/s/  R. Elton White                            Director                                                   12/5/97
--------------------------------------------
     R. Elton White

Report of Independent Accountants on
Financial Statement Schedule



To the Board of Directors of
Keithley Instruments, Inc.


Our audits of the consolidated financial statements referred to in our report dated November 17, 1997 appearing on page 30 of the 1997 Annual Report to Shareholders of Keithley Instruments, Inc., (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Cleveland, Ohio
November 17, 1997

                                                                     SCHEDULE II
                           KEITHLEY INSTRUMENTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                            (In Thousands of Dollars)




Column A                               Column B               Column C              Column D               Column E
--------                               --------               --------              --------               --------
                                      Balance at            Charged to
                                      Beginning                Costs                                    Balance at End
Description                           of Period             and Expenses         Deductions (1)           of Period
-----------                           ---------             ------------         --------------           ---------


For the Year Ended
September 30, 1997:

Valuation allowance for
deferred tax assets                     $2,994                  $172                   --                   $3,166

For the Year Ended September
30, 1996:

Valuation allowance for
deferred tax assets                     $2,606                  $467                   $79                  $2,994

For the Year Ended September
30, 1995:

Valuation allowance for
deferred tax assets                     $3,330                  $ 80                 $ 804                  $2,606


(1)   Represents utilization of foreign tax credits.