Form 10-Q
period 1997-12-31
KEITHLEY INSTRUMENTS INC
filed 1998-02-13
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
    (MARK ONE)
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 248-0400

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X     NO
                                 -----     -----

     As of February 2, 1998 there were outstanding 5,041,690 Common Shares, without par value, and 2,785,378 Class B Common Shares, without par value.
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                      DECEMBER 31,        SEPTEMBER 30,
                                                   ------------------     -------------
                                                   1997          1996          1997
                                                   ----          ----          ----
Assets
Current assets:
     Cash and cash equivalents                   $  2,381      $  4,938      $  1,727
     Accounts receivable and other, net            18,681        16,592        25,113
     Inventories:
           Raw materials                            7,584         7,756         7,787
           Work in process                          6,352         4,460         5,671
           Finished products                        3,566         4,868         3,121
                                                 --------      --------      --------
             Total inventories                     17,502        17,084        16,579
     Other current assets                           3,490         3,900         3,107
                                                 --------      --------      --------
             Total current assets                  42,054        42,514        46,526
                                                 --------      --------      --------

Property, plant and equipment, at cost             42,368        40,482        41,527
Less-Accumulated depreciation                      25,001        23,500        24,272
                                                 --------      --------      --------
Net property, plant and equipment                  17,367        16,982        17,255
                                                 --------      --------      --------

Other assets                                       15,201        13,924        15,332
                                                 --------      --------      --------
Total assets                                     $ 74,622      $ 73,420      $ 79,113
                                                 ========      ========      ========


Liabilities and Shareholders' Equity

Current liabilities:
     Short-term debt and current
       installments on long-term debt            $     --      $     62      $     16
     Accounts payable                               9,202         7,474        11,568
     Accrued payroll and related expenses           4,173         4,343         4,698
     Other accrued expenses                         7,271         8,275         6,951
     Income taxes payable                           2,031         1,369         1,821
                                                 --------      --------      --------
           Total current liabilities               22,677        21,523        25,054
                                                 --------      --------      --------

Long-term debt                                     14,337        17,344        17,442
Other long-term liabilities                         3,988         3,786         3,934

Shareholders' equity:
     Paid-in-capital                                7,560         6,274         7,489
     Earnings reinvested in the business           26,674        24,807        25,773
     Cumulative translation adjustment                198           591           250
     Unamortized portion of restricted stock         (525)         (736)         (569)
     Common shares held in treasury, at cost         (287)         (169)         (260)
                                                 --------      --------      --------
           Total shareholders' equity              33,620        30,767        32,683
                                                 --------      --------      --------
Total liabilities and shareholders' equity       $ 74,622      $ 73,420      $ 79,113
                                                 ========      ========      ========

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)



                                                    FOR THE THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                      1997         1996
                                                      ----         ----
Net sales                                           $31,623     $ 27,886

Cost of goods sold                                   13,039       11,754

Selling, general and administrative expenses         12,706       12,511

Product development expenses                          3,927        4,464

Special charges                                          --           58

Net financing expenses                                  315          270
                                                    -------     --------

Income (loss) before income taxes                     1,636       (1,171)

Income taxes (benefit)                                  540         (333)
                                                    -------     --------

Net income (loss)                                   $ 1,096     $   (838)
                                                    =======     ========


Net income (loss) per share - basic and diluted     $   .14     $   (.11)
                                                    =======     ========

Cash dividends per Common Share                     $  .031     $   .031
                                                    =======     ========

Cash dividends per Class B
Common Share                                        $  .025     $   .025
                                                    =======     ========

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                                                 FOR THE THREE MONTHS
                                                                                   ENDED DECEMBER 31,
                                                                                   1997         1996
                                                                                   ----         ----
Cash flows from operating activities:
     Net income (loss)                                                            $ 1,096      $  (838)
     Expenses not requiring outlay of cash                                          1,158        1,183
     Changes in working capital                                                     2,645       (1,348)
     Other operating activities                                                       174          828
                                                                                  -------      -------
     Net cash provided by (used in) operating activities                            5,073         (175)
                                                                                  -------      -------

Cash flows from investing activities:
     Payments for property, plant, and equipment                                   (1,192)      (2,702)
     Other investing activities-net                                                    12            2
                                                                                  -------      -------
     Net cash used in investing activities                                         (1,180)      (2,700)
                                                                                  -------      -------

Cash flows from financing activities:
     Net increase (decrease) in short-term debt                                       (16)           1
     Borrowing (repayment) of long-term debt                                       (3,044)       4,017
     Cash dividends                                                                  (195)        (219)
     Other transactions-net                                                            44           20
                                                                                  -------      -------
     Net cash provided by (used in) financing activities                           (3,211)       3,819
                                                                                  -------      -------

Effect of changes in foreign currency exchange rates                                  (28)          (1)
                                                                                  -------      -------

Increase in cash and cash equivalents                                                 654          943
Cash and cash equivalents at beginning of period                                    1,727        3,995
                                                                                  -------      -------
Cash and cash equivalents at end of period                                        $ 2,381      $ 4,938
                                                                                  =======      =======

Supplemental disclosures of cash flow information
     Cash paid during the period for:
           Income taxes                                                           $   245      $ 1,176
           Interest                                                                   281          240
Disclosure of accounting policy

     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands of dollars, except for share data)


A. The consolidated financial statements at December 31, 1997 and 1996, and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B. The weighted average number of shares and share equivalents used in determining basic net income per share and diluted net income per share was 7,667,227 and 7,994,582 for the quarter ended December 31, 1997, respectively, and 7,472,576 for the quarter ended December 31, 1996. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C. During the first quarter of fiscal 1996, $846 of income tax related accruals were released to income as circumstances giving rise to the accruals were no longer present. Also during that quarter, and in response to a tax law change, the company decided to terminate existing corporate owned life insurance policies and a deferred tax charge of $888 was recorded, reflecting the tax on the excess of cash surrender value over premiums paid on the policies. The tax is payable over 4 years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            (In Thousands of Dollars)

Results of Operations

First Quarter 1998 Compared with First Quarter 1997

Net income for the first quarter of fiscal 1998 was $1,096, or $.14 per share, compared with a net loss of $838, or $.11 per share, reported in the first quarter of 1997. The increase in earnings resulted primarily from higher net sales and a better gross profit margin.

Net sales of $31,623 increased 13 percent from $27,886 in the prior year's first quarter. Geographically, sales increased in the United States and the Pacific Basin region, but decreased in Europe. Orders for the first quarter of $34,774 also increased 13 percent from the prior year's quarter. Orders were good in the company's targeted semiconductor and telecommunications markets compared to last year's low levels. Geographically, orders were down in the United States due mainly to a large Navy order in the prior year. Orders were up significantly in the Pacific Basin region and up also in Europe. Order backlog grew $2,658 during the quarter to $16,144 at December 31, 1997.

Cost of goods sold as a percentage of net sales decreased to 41.2 percent from
42.1 percent. This was mainly due to improved gross margins for the Quantox(R) product from those in the early start-up phase last year. The effect of foreign exchange hedging on cost of goods sold was insignificant in both periods.

Selling, general and administrative expenses increased less than 2 percent from the prior year's quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 40.2 percent from 44.9 percent in the prior year's quarter due to higher sales volume this quarter.

Product development expenses of $3,927 for the quarter decreased $537, or 12 percent, from the prior year's quarter to 12.4 percent of net sales from 16.0 percent. This was due primarily to lower expenses for the S600 parametric tester that was introduced last year, as well as lower expenses for the company's new businesses.

Special charges in last year's quarter of $58 relate to the relocation of the Keithley MetraByte operation to Cleveland from Taunton, Massachusetts. The relocation was complete last year.

Net financing expenses of $315, increased $45 from $270 last year. This was due to higher average debt levels during the period.

The effective tax rate was 33.0 percent for the quarter compared with 28.4 percent last year. During the prior year's quarter, $846 of income tax related accruals were released to income as circumstances giving rise to the accruals were no longer present. Also during last year's quarter, and in response to a tax law change, the company decided to terminate existing corporate owned life insurance policies and a deferred tax charge of $888 was recorded, reflecting the tax on the excess of cash surrender value over premiums paid on the policies. The tax is payable over 4 years.


Liquidity and Capital Resources

Cash provided by operations for the first quarter was $5,073 and was used to pay down debt and purchase fixed assets. Total debt of $14,337 at December 31, 1997, decreased $3,121 during the quarter, and the total debt-to-capital ratio was
30.0 percent at December 31, 1997 compared with 34.8 percent at September 30, 1997.

The company expects to finance debt service, capital spending and working capital requirements through cash provided by operations. At December 31, 1997, the company had available unused lines of credit with domestic and foreign banks aggregating $16,069 of which $5,406 were short term and $10,663 were long term.


Outlook

Over the last three years, the company's earnings have been negatively impacted by significant investments in new businesses. The company has taken recent actions to bring the new business losses to near break even levels during the second half of fiscal 1998. Additionally, softness in the semiconductor capital equipment industry due in part to the Asian financial situation, combined with the need to reduce losses in the Quantox business, has necessitated a reduction in personnel along with other spending cuts. These actions will result in a charge of $0.03 to $0.04 per share on a diluted basis in the second quarter of fiscal 1998.

Although order levels were good for the first quarter, the company believes that future results will be affected by the Asian financial crisis. Fiscal 1997 net sales to the Pacific Basin region totaled 15 percent of total company sales which includes 4 percent to Korea.

Additionally, the company expects to continue to decrease debt levels during 1998.

Factors That May Affect Future Results

Information included above in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to future financial results, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines including Quantox and the company's line of parametric testers, are sold into the semiconductor capital equipment industry. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Throughout much of the past year, the order growth of this industry had contracted which adversely affected revenues of the company. Although order growth in this industry has recently increased, the sustainability of this trend cannot be predicted.

The company's business relies on the development of new high technology products and services to provide solutions to customer's complex measurement needs. This requires anticipation of customers' changing needs and emerging technology trends. The company must make long-term investments and commit significant resources before knowing whether its expectations will eventually result in products that achieve market acceptance. The company incurs significant expenses developing new business opportunities that may or may not result in significant sources of revenue and earnings in the future.

In many cases the company's products compete directly with those offered by other manufacturers. If any of the company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the company's product offerings could slow.

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up 45 percent of the company's revenue in the first quarter of fiscal 1998. The company's future results could be adversely affected by several factors, including the length and severity of the Asian financial crisis, changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits. The following exhibits are filed herewith:

           Exhibit
           Number          Exhibit
           ------          -------
           11              Statement Re Computation of Per Share Earnings

           27              Financial Data Schedule (EDGAR version only)


           (b) No reports on Form 8-K were filed during the quarterly period ended December 31, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            KEITHLEY INSTRUMENTS, INC.
                            (Registrant)






Date:  February 13, 1998     /s/  Joseph P. Keithley
                            -------------------------
                             Joseph P. Keithley
                             Chairman, President and Chief Executive Officer
                             (Principal Executive Officer)






Date:  February 13, 1998     /s/  Ronald M. Rebner
                            -----------------------
                             Ronald M. Rebner
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)