Form 10-Q
period 1998-12-31
KEITHLEY INSTRUMENTS INC
filed 1999-02-16
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------
                                    FORM 10-Q


(MARK ONE)

        [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

         As of February 1, 1999 there were outstanding 4,852,421 Common Shares, without par value, and 2,692,528 Class B Common Shares, without par value.

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements.
-------  ---------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                           DECEMBER 31,             SEPTEMBER 30,
                                                           ------------             -------------
                                                      1998             1997             1998
                                                      ----             ----             ----
Assets
------

Current assets:
     Cash and cash equivalents                      $ 16,961         $  2,381         $  9,321
     Accounts receivable and other, net               13,785           18,681           17,586
     Inventories:
           Raw materials                               5,175            7,584            5,997
           Work in process                             2,667            6,352            3,163
           Finished products                           1,875            3,566            2,490
                                                    --------         --------         --------
             Total inventories                         9,717           17,502           11,650
     Other current assets                              3,873            3,490            3,770
                                                    --------         --------         --------
             Total current assets                     44,336           42,054           42,327
                                                    --------         --------         --------

Property, plant and equipment, at cost                39,211           42,368           39,334
Less-Accumulated depreciation                         25,526           25,001           24,723
                                                    --------         --------         --------
Net property, plant and equipment                     13,685           17,367           14,611
                                                    --------         --------         --------

Other assets                                          14,045           15,201           14,079
                                                    --------         --------         --------
Total assets                                        $ 72,066         $ 74,622         $ 71,017
                                                    ========         ========         ========


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term debt and current
       installments on long-term debt               $     --         $     --         $     --
     Accounts payable                                  6,207            9,202            6,191
     Accrued payroll and related expenses              4,490            4,173            4,203
     Other accrued expenses                            6,606            7,271            6,902
     Income taxes payable                              4,965            2,031            4,591
                                                    --------         --------         --------
           Total current liabilities                  22,268           22,677           21,887
                                                    --------         --------         --------

Long-term debt                                         6,599           14,337            6,099
Other long-term liabilities                            4,198            3,988            4,289

Shareholders' equity:
     Paid-in-capital                                   9,106            7,560            9,074
     Earnings reinvested in the business              33,418           26,674           29,870
     Accumulated other comprehensive income              375              198              429
     Unamortized portion of restricted stock            (272)            (525)            (283)
     Common shares held in treasury, at cost          (3,626)            (287)            (348)
                                                    --------         --------         --------
           Total shareholders' equity                 39,001           33,620           38,742
                                                    --------         --------         --------
Total liabilities and shareholders' equity          $ 72,066         $ 74,622         $ 71,017
                                                    ========         ========         ========

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)



                                                      FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31,
                                                      1998              1997
                                                      ----              ----


Net sales                                           $ 20,881         $ 31,623

Cost of goods sold                                     8,806           13,039

Selling, general and administrative expenses           8,868           12,706

Product development expenses                           2,282            3,927

Gain on sale of business                              (4,808)              --

Net financing (income) expenses                          (39)             315
                                                    --------         --------

Income before income taxes                             5,772            1,636

Income taxes                                           1,989              540
                                                    --------         --------

Net income                                          $  3,783         $  1,096
                                                    ========         ========


Basic earnings per share                            $    .49         $    .14
                                                    ========         ========

Diluted earnings per share                          $    .48         $    .14
                                                    ========         ========

Cash dividends per Common Share                     $   .033         $   .031
                                                    ========         ========

Cash dividends per Class B
Common Share                                        $   .026         $   .025
                                                    ========         ========

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                        FOR THE THREE MONTHS
                                                                                         ENDED DECEMBER 31,
                                                                                      1998                1997
                                                                                      ----                ----
Cash flows from operating activities:
     Net income                                                                      $  3,783         $  1,096
     Expenses not requiring outlay of cash                                                735            1,158
     Gain on sale of business                                                          (4,808)              --
     Changes in working capital                                                         2,857            2,645
     Other operating activities                                                           (47)             174
                                                                                     --------         --------
     Net cash provided by operating activities                                          2,520            5,073
                                                                                     --------         --------

Cash flows from investing activities:
     Payments for property, plant, and equipment                                         (284)          (1,192)
     Sale of assets                                                                     8,947               --
     Payments made for sale of business                                                  (554)              --
     Other investing activities-net                                                         6               12
                                                                                     --------         --------
     Net cash provided by (used in) investing activities                                8,115           (1,180)
                                                                                     --------         --------

Cash flows from financing activities:
     Decrease in short-term debt                                                           --              (16)
     Borrowing (repayment) of long-term debt                                              500           (3,044)
     Cash dividends                                                                      (235)            (195)
     Repurchase of treasury stock                                                      (3,246)              --
     Other transactions-net                                                                --               44
                                                                                     --------         --------
     Net cash used in financing activities                                             (2,981)          (3,211)
                                                                                     --------         --------

Effect of changes in foreign currency exchange rates                                      (14)             (28)
                                                                                     --------         --------

Increase in cash and cash equivalents                                                   7,640              654
Cash and cash equivalents at beginning of period                                        9,321            1,727
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 16,961         $  2,381
                                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
           Income taxes                                                              $  1,591         $    245
           Interest                                                                        45              281

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                (In thousands of dollars, except for share data)
                ------------------------------------------------


A. The consolidated financial statements at December 31, 1998 and 1997, and for the three month periods then ended have not been examined by independents accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B. The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 7,780,105 and 7,876,240 for the quarter ended December 31, 1998, respectively, and 7,667,227 and 7,994,582 for the quarter ended December 31, 1997, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C. On November 9, 1998, the company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash, $8,947 of which was received upon closing with the remaining $200 placed in escrow. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.39 per share after taxes.

D. On November 11, 1998, the company commenced a tender offer to repurchase up to 2,000,000 of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $7.00 nor less than $5.75 per share. The offer expired on December 10, 1998, and resulted in the repurchase of 405,733 Common Shares at $7.00 per share plus expenses of approximately $1.00 per share. At the conclusion of the Dutch Auction, the company's Board of Directors approved a program to repurchase up to 1,000,000 Common Shares, or approximately 13 percent of the outstanding Common Shares and Class B Common Shares combined, over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program will initially be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the company's employee stock purchase plan. During the first quarter ended December 31, 1998, the company did not repurchase any shares other than those acquired through the Dutch Auction, and did not reissue any of the treasury shares.

E. On October 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes rules for reporting comprehensive income and its components. The company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. The adoption of SFAS 130 did not impact the company's net income or total shareholders' equity. Comprehensive income for the three months ended December 31, 1998 and 1997 is as follows:

                                                          December 31,
                                                      1998            1997
                                                      ----            ----

                Net income                          $ 3,783         $ 1,096
                Foreign currency translation
                  adjustments                           (54)            (52)
                                                    -------         -------

                Comprehensive income                $ 3,729         $ 1,044
                                                    =======         =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

                            (In Thousands of Dollars)

Results of Operations
---------------------

First Quarter 1999 Compared with First Quarter 1998
---------------------------------------------------

Net income for the first quarter of fiscal 1999 was $3,783, or $.48 per share, and included $3,090, or $.39 per share, for the gain on the sale of the company's Quantox product line. Excluding the gain, net income was $693, or $.09 per share, compared with net income of $1,096, or $.14 per share, reported in the first quarter of 1998.

Net sales of $20,881 decreased 34 percent from $31,623 in the prior year's first quarter. Excluding sales from the Radiation Measurements Division (RMD) sold in the fourth quarter of fiscal 1998 and the Quantox product line (Quantox) sold in the first quarter of 1999, net sales were down 25 percent. This was principally due to sales for the company's instrument products targeted for the wireless communications industry, which were significantly below the strong sales in last year's quarter. Geographically, sales from the company's current businesses decreased in the United States and the Pacific Basin region, but increased slightly in Europe. Orders for the first quarter of $24,231 decreased 30 percent from the strong prior year's quarter. Excluding RMD and Quantox in both years, orders were down 17 percent from the prior year's first quarter, but up approximately 8 percent from the prior two quarters. Order backlog of $9,562 at December 31, 1998, grew $3,528 during the quarter excluding Quantox backlog at September 30, 1998.

Cost of goods sold as a percentage of net sales increased to 42.2 percent from
41.2 percent in the prior year's first quarter. This was mainly due to fixed manufacturing costs being spread over lower sales volume. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses decreased $3,838 from the prior year's quarter, but increased as a percentage of net sales to 42.5 from 40.2 due to lower sales volume. About two-thirds of the decrease is due to lower marketing costs. Of total selling, general and administrative expenses, more than one-third of the decrease can be attributed to zero costs in the current year's quarter for RMD and only one month's worth of costs for Quantox. The remainder of the decrease was due to continued cost control actions and last year's workforce reductions.

Product development expenses for the quarter of $2,282, or 10.9 percent of net sales, decreased from $3,927, or 12.4 percent of net sales, last year. About two-thirds of the decrease was due to zero costs in the current year's quarter for RMD and only one month's worth of costs for Quantox. The remainder of the decrease was due to last year's workforce reductions.

On November 9, 1998, the company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation. The sale was effective October 31, 1998, and resulted in a gain of $4,808 pretax, or $.39 per share after taxes. (See Note C.)

The company generated net financing income during the quarter of $39 versus expense of $315 in the prior year. Lower average debt levels this year, resulting in lower interest expense, combined with income earned on significantly higher cash and cash equivalents accounted for the variance.

The effective tax rate for the quarter was 34.5 percent versus 33.0 percent last year. The current quarter's higher rate was due to the sale of Quantox. The tax rate on earnings excluding the gain was 28.1 percent, which was lower than the statutory rate due to the utilization of tax credits.


Liquidity and Capital Resources
-------------------------------

During the first quarter, net cash provided by operations was $2,520 and cash received from the sale of the Quantox product line was $8,947. The company used available cash of $3,246 to repurchase 405,733 Common Shares through the Dutch Auction tender offer conducted during the quarter. (See Note D.) Total cash and cash equivalents increased $7,640 during the quarter to $16,961 at December 31, 1998. Total debt of $6,599 at December 31, 1998, increased $500 during the quarter, and the total debt-to-capital ratio was 14.5 percent at December 31, 1998.

The company expects to finance debt service, capital spending, the stock repurchase program and working capital requirements through cash on hand and cash provided by operations. At December 31, 1998, the company had available unused lines of credit with domestic and foreign banks aggregating $23,929 of which $5,528 were short-term and $18,401 were long-term.


Outlook
-------

The company's management made the decision to sell RMD and Quantox not only for strategic reasons, but also for financial reasons. These businesses were not providing an adequate return on the company's investment as they were too far from the company's core businesses and resources could not be efficiently leveraged. Additionally, RMD and Quantox were less profitable than the core businesses as measured by return on assets. As a result of the divestitures, management has made significant changes to the cost structure that should allow for earnings growth on incremental sales increases.

Due to the increase in backlog at December 31, 1998, management believes that sales and earnings for the second quarter of fiscal 1999 should exceed those reported for the first quarter, assuming second quarter orders are similar to those of the first quarter.


Factors That May Affect Future Results
--------------------------------------

Information included above in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to the company's cost structure, earnings growth, financial goals, sales and earnings for the second quarter and future financial results, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines are sold into the semiconductor industry. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Throughout much of the past two years, the order growth of this industry has contracted which adversely affected revenues of the company. If this trend continues, future revenues could also be adversely affected.

The company's business relies on the development of new high technology products and services to provide solutions to customer's complex measurement needs. This requires anticipation of customers' changing needs and emerging technology trends. The company must make long-term investments and commit significant resources before knowing whether its expectations will eventually result in products that achieve market acceptance. The company incurs significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future.

In many cases the company's products compete directly with those offered by other manufacturers. If any of the company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the company's product offerings could slow.

The company's cost structure is comprised of costs that are directly related to the level of sales, as well as costs that are fixed and do not fluctuate based on quarterly sales levels. The company's ability to maintain its cost structure or to further improve its cost structure depends on its ability to control those costs that are fixed or semi-variable.

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up almost half of the company's revenue in fiscal 1998. The company's future results could be adversely affected by several factors, including the length and severity of the Asian financial crisis, changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

The company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. With regard to the company's own information systems, a substantial portion of Year 2000 information technology compliance will be achieved in connection with the company's ongoing program to upgrade its key information and operational systems. The company believes that all key systems that are not already Year 2000 compliant will be modified, upgraded or replaced prior to the year 2000, and that any related costs will not have a material impact on the results of operations, financial condition or cash flows of future periods. Certain of the company's hardware and software products purchased by customers or currently being sold to customers will require upgrade or other remediation to become Year 2000 compliant. Based on an internal assessment of these products, the company does not believe that the cost to modify these products for Year 2000 compliance will have a material effect on the results of operations, financial condition or cash flows of future periods. Lastly, the company is seeking to determine if the information systems of its major suppliers (insofar as they relate to the company's business) comply with Year 2000 requirements. The company has not yet fully determined the extent to which its business may be impacted by third parties whose products and services may not be ready for the year 2000. If it is determined that any third party may not be ready, the company will develop a contingency plan. While management does not expect that the failure of any third party to be fully compliant by 2000 would significantly affect results of operations, financial condition or cash flows of future periods, there can be no assurance that any such failure will not have an adverse effect on the company's operations.

The company has modified its systems to accommodate the Euro. The cost of these modifications was immaterial to the company's results of operations. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the company's results of operations, financial condition or cash flows of future periods.

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

         (a) Exhibits. The following exhibits are filed herewith:
             ---------

           Exhibit
           Number          Exhibit
           ------          -------
           11    Statement Re Computation of Per Share Earnings

           27    Financial Data Schedule (EDGAR version only)


          (b) During the first quarter ended December 31, 1998, the company filed a Current Report on Form 8-K under Item 2 - Acquisition or Disposition of Assets, for the sale of certain assets of its Quantox product line. The Form 8-K, dated November 9, 1998, included an Unaudited Pro forma Consolidated Balance Sheet as of June 30, 1998, Unaudited Pro forma Consolidated Statements of Income for the fiscal year ended September 30, 1997 and the nine months ended June 30, 1998, and Notes thereto.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEITHLEY INSTRUMENTS, INC.
                             (Registrant)






Date: February 12, 1999      /s/ Joseph P. Keithley
                             -------------------------
                                 Joseph P. Keithley
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)






Date: February 12, 1999      /s/ Mark J. Plush
                             --------------------
                                 Mark J. Plush
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)