Form 10-Q
period 1999-03-31
KEITHLEY INSTRUMENTS INC
filed 1999-05-14
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                   YES X NO _

         As of May 5, 1999 the Registrant had outstanding 4,574,131 Common Shares, without par value, and 2,692,528 Class B Common Shares, without par value.

================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements.
-------  ---------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                              MARCH 31,                   SEPTEMBER 30,
                                                                        1999              1998                1998
                                                                        ----              ----                ----
Assets
------

Current assets:
     Cash and cash equivalents                                        $16,056          $  2,033               $ 9,321
     Accounts receivable and other, net                                14,217            18,679                17,586
     Inventories:
           Raw materials                                                4,048             8,031                 5,997
           Work in process                                              3,092             5,651                 3,163
           Finished products                                            2,339             3,825                 2,490
                                                                      -------           -------               -------
             Total inventories                                          9,479            17,507                11,650
     Other current assets                                               3,781             3,507                 3,770
                                                                      -------           -------               -------
             Total current assets                                      43,533            41,726                42,327
                                                                      -------           -------               -------

Property, plant and equipment, at cost                                 39,068            42,552                39,334
Less-Accumulated depreciation                                          25,980            25,561                24,723
                                                                      -------           -------               -------
Total property, plant and equipment, net                               13,088            16,991                14,611
                                                                      -------           -------               -------

Other assets                                                           13,903            14,703                14,079
                                                                      -------           -------               -------
Total assets                                                          $70,524           $73,420               $71,017
                                                                      =======           =======               =======


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term debt and current
       installments on long-term debt                                 $    --           $    --               $    --
     Accounts payable                                                   4,902             8,162                 6,191
     Accrued payroll and related expenses                               4,493             4,202                 4,203
     Other accrued expenses                                             5,953             6,495                 6,902
     Income taxes payable                                               4,857             2,164                 4,591
                                                                      -------           -------               -------
           Total current liabilities                                   20,205            21,023                21,887
                                                                      -------           -------               -------

Long-term debt                                                          6,000            13,246                 6,099
Other long-term liabilities                                             3,972             3,836                 4,289

Shareholders' equity:
     Paid-in-capital                                                    9,118             8,742                 9,074
     Earnings reinvested in the business                               35,173            27,198                29,870
     Cumulative translation adjustment                                    112               160                   429
     Unamortized portion of restricted stock                             (261)             (478)                 (283)
     Common shares held in treasury, at cost                           (3,795)             (307)                 (348)
                                                                      -------           -------               -------
           Total shareholders' equity                                  40,347            35,315                38,742
                                                                      -------           -------               -------
Total liabilities and shareholders' equity                            $70,524           $73,420               $71,017
                                                                      =======           =======               =======

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)

                                                             FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                               ENDED MARCH 31,                          ENDED MARCH 31,
                                                           1999               1998                 1999                 1998
                                                           ----               ----                 ----                 ----
Net sales                                               $ 24,387             $ 29,696            $ 45,268             $ 61,319

Cost of goods sold                                         9,752               13,008              18,558               26,047

Selling, general and administrative expenses               9,118               11,682              17,986               24,388

Product development expenses                               2,796                3,256               5,078                7,183

Gain on sale of business                                      --                   --              (4,808)                  --

Special charges                                               --                  335                  --                  335

Net financing (income) expenses                              (35)                 253                 (74)                 568
                                                        --------             --------            --------             --------


Income before income taxes                                 2,756                1,162               8,528                2,798

Income taxes                                                 772                  383               2,761                  923
                                                        --------             --------            --------             --------


Net income                                              $  1,984             $    779            $  5,767             $  1,875
                                                        ========             ========            ========             ========


Basic earnings per share                                $   0.26             $   0.10            $   0.75             $   0.24
                                                        ========             ========            ========             ========

Diluted earnings per share                              $   0.26             $   0.10            $   0.74             $   0.23
                                                        ========             ========            ========             ========

Cash dividends per Common Share                         $   .033             $   .031            $   .066             $   .063
                                                        ========             ========            ========             ========

Cash dividends per Class B
    Common Share                                        $   .026             $   .025            $   .053             $   .050
                                                        ========             ========            ========             ========

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                              FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                ENDED MARCH 31,                        ENDED MARCH 31,
                                                             1999               1998               1999              1998
                                                             ----               ----               ----              ----
Cash flows from operating activities:
     Net income                                            $  1,984           $    779           $  5,767           $  1,875
     Expenses not requiring outlay of cash                      820              1,095              1,555              2,253
     Gain on sale of business                                    --                 --             (4,808)                --
     Changes in working capital                              (1,780)            (1,721)             1,077                924
     Other operating activities                                (189)               221               (236)               395
                                                           --------           --------           --------           --------
     Net cash provided by operating activities                  835                374              3,355              5,447
                                                           --------           --------           --------           --------

Cash flows from investing activities:
     Payments for property, plant, and equipment               (221)              (654)              (505)            (1,846)
     Sale of assets                                              --                 --              8,947                 --
     Payments made for sale of business                        (467)                --             (1,021)                --
     Other investing activities-net                              13                 61                 19                 73
                                                           --------           --------           --------           --------
     Net cash provided by (used in)
       investing activities                                    (675)              (593)             7,440             (1,773)
                                                           --------           --------           --------           --------

Cash flows from financing activities:
     Net decrease in short term debt                             --                 --                 --                (16)
     Net repayment of long term debt                           (556)            (1,000)               (56)            (4,044)
     Cash dividends                                            (228)              (255)              (463)              (450)
     Other transactions-net                                    (157)             1,163             (3,403)             1,207
                                                           --------           --------           --------           --------
     Net cash used in financing activities                     (941)               (92)            (3,922)            (3,303)
                                                           --------           --------           --------           --------

Effect of exchange rate changes on cash                        (124)               (37)              (138)               (65)
                                                           --------           --------           --------           --------

Increase (decrease) in cash and cash equivalents               (905)              (348)             6,735                306
Cash and cash equivalents at beginning of period             16,961              2,381              9,321              1,727
                                                           --------           --------           --------           --------
Cash and cash equivalents at end of period                 $ 16,056           $  2,033           $ 16,056           $  2,033
                                                           ========           ========           ========           ========

Supplemental disclosures of cash flow information
-------------------------------------------------
     Cash paid during the period for:
           Income taxes                                    $    786           $    266           $  2,377           $    511
           Interest                                              68                229                 83                510

Disclosure of accounting policy
-------------------------------
     For purposes of this statement, the company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                (In thousands of dollars, except per share data)
                ------------------------------------------------


A.   Management Representation
     -------------------------
     The consolidated financial statements at March 31, 1999 and 1998 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.   Earnings per share denominator
     ------------------------------
     The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 7,504,111 and 7,695,322 for the quarter ended March 31, 1999, respectively, and 7,798,498 and 8,007,564 for the quarter ended March 31, 1998, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 7,664,545 and 7,819,524, for the six months ended March 31, 1999, respectively, and 7,741,379 and 8,015,327 for the six months ended March 31, 1998, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.   Sale of assets
     --------------
     On November 9, 1998, the company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash, $8,947 of which was received upon closing with the remaining $200 placed in escrow. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.39 per share after taxes.

D.   Special charges
     ---------------
     Special charges of $335 for the second quarter of fiscal 1998 relate to cost reductions announced in February 1998 for the company's semiconductor business, net of $10 for the reversal of personnel related expenses previously accrued for the Keithley MetraByte operation relocation.

E.   Dutch Auction and stock repurchase program
     ------------------------------------------
     On November 11, 1998, the company commenced a tender offer to repurchase up to 2,000,000 of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $7.00 nor less than $5.75 per share. The offer expired on December 10, 1998, and resulted in the purchase of 405,733 Common Shares at $7.00 per share plus expenses of approximately $1.00 per share.

     At the conclusion of the Dutch Auction, the company's Board of Directors approved a program to repurchase up to 1,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program will be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the company's employee stock purchase plan. During the second quarter the company purchased 80,600 Common Shares at an average price of $7.75 per share including commissions. Also during the second quarter, the company reissued 58,393 treasury shares in settlement of shares purchased through the company's employee stock purchase plan.

F.   Comprehensive income
     --------------------
     On October 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes rules for reporting comprehensive income and its components. The company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. The adoption of SFAS 130 did not impact the company's net income or total shareholders' equity. Comprehensive income for the three and six months ended March 31, 1999 and 1998 is as follows:

                                               FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                  ENDED MARCH 31,                    ENDED MARCH 31,
                                                 1999          1998                 1999          1998
                                                 ----          ----                 ----          ----
Net income                                     $1,984        $  779               $5,767        $1,875
Foreign currency translation
  adjustments                                    (263)          (38)                (317)          (90)
                                               ------        ------               ------        ------

Comprehensive income                           $1,721        $  741               $5,450        $1,785
                                               ======        ======               ======        ======

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations.
         ----------------------

                            (In Thousands of Dollars)

Results of Operations
---------------------

Second Quarter 1999 Compared with Second Quarter 1998
-----------------------------------------------------

Net income for the second quarter of fiscal 1999 of $1,984, or $0.26 per share, was a record high excluding gains on the sales of businesses recorded in the prior two quarters. Net income for the 1998 quarter was $779, or $0.10 per share. The 1998 quarter included special charges related to cost reduction actions in that quarter. Excluding special charges in last year's quarter, net income was $0.13 per share.

Net sales of $24,387 decreased 18 percent from $29,696 in the prior year's second quarter. Excluding sales from the Radiation Measurements Division (RMD) which was sold in the fourth quarter of fiscal 1998 and the Quantox product line sold in the first quarter of fiscal 1999, net sales were flat. Increased sales of the company's products serving the semiconductor industry were offset by lower sales of the company's products sold to electronic manufacturers. Geographically, sales from the company's current businesses were flat in the United States, increased somewhat in the Pacific Basin and decreased in Europe. Excluding RMD and Quantox in the prior year's quarter, orders for the second quarter of fiscal 1999 were $27,549, up 13 percent from the prior year due to strong orders for the company's semiconductor Capital Equipment Products. Geographically, orders were up in the U.S. and Pacific Basin region, but down in Europe. Order backlog increased $2,553 for the quarter to $12,115 at March 31, 1999.

Cost of goods sold as a percentage of net sales decreased 3.8 percentage points to 40.0 percent from 43.8 percent. RMD and the Quantox product line's cost of goods sold were higher as a percentage of sales than the company's other businesses and the absence of these sales in the 1999 quarter caused the majority of the improvement. Additionally, favorable product mix contributed to the improvement. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $9,118, or 37.4 percent of net sales, decreased $2,564 or 22 percent from $11,682, or 39.3 percent from the prior year's second quarter. The 22 percent decrease was due to the absence of costs for RMD and Quantox in the 1999 quarter, as well as cost reduction actions taken over the last 12 months.

Product development expenses of $2,796, or 11.4 percent of net sales, decreased from $3,256, or 11.0 percent of net sales, in the prior year's quarter. Excluding RMD and Quantox in the prior year's quarter, product development costs increased approximately 12 percent. This was due to increased investments for the company's board-level products and new products which will serve the semiconductor industry.

Special charges of $335 for the second quarter of fiscal 1998 relate to cost reductions announced in February 1998 for the company's semiconductor business, net of $10 for the reversal of personnel related expenses previously accrued for the Keithley MetraByte operation relocation.

The company generated net financing income during the quarter of $35 versus expense of $253 in the prior year. Lower average debt levels resulting in lower interest expense combined with income earned on significantly higher cash and cash equivalents accounted for the improvement.


Six Months Ended March 31, 1999 Compared with Six Months Ended March 31, 1998
-----------------------------------------------------------------------------

Net income for the six months ending March 31, 1999, was $5,767, or $0.74 per share on a diluted basis, and included $3,090, or $0.39 per share, for the gain on the sale of the Quantox product line. Excluding the gain, net income was $2,677, or $0.35 per share, compared to $1,875, or $0.23 per share for the six month period last year.

Net sales of $45,268 decreased 26 percent from $61,319 reported for the six month period last year. Excluding sales from RMD and Quantox, net sales decreased 13 percent. Sales for the company's test and measurement products, particularly those targeted for the wireless communications industry, were down from last year's particularly strong first half, while sales of products serving the semiconductor industry were up slightly. Geographically, sales from the company's current businesses were down in the United States and the Pacific Basin region, and flat in Europe. Orders for the six month period, excluding RMD and Quantox, were down slightly versus last year. Decreased orders for the company's products serving the wireless communications industry and other electronic manufacturers, were partially offset by higher orders for products serving the semiconductor industry. Geographically, orders from the company's current businesses were up slightly in the United States and down in the Pacific Basin region and in Europe.

Cost of goods sold as a percentage of net sales decreased to 41.0 percent from
42.5 percent for the six month period last year. RMD and the Quantox product line's cost of goods sold were higher as a percentage of net sales than the company's other businesses and the absence of these sales caused the majority of the improvement. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $17,986, or 39.7 percent of net sales, decreased from $24,388, or 39.8 percent of net sales in the same period last year. The majority of the 26 percent decrease can be attributed to the absence of costs for RMD and only one month's costs for Quantox in the current year's first half. Additionally, the company's cost reduction actions taken over the last 12 months also lowered costs.

Product development expenses of $5,078, or 11.2 percent of net sales, decreased from $7,183, or 11.7 percent of net sales, in the prior year. The majority of the decrease can be attributed to the absence of costs for RMD and only one month's costs for Quantox in the current year's first half.

The company generated net financing income during the quarter of $74 versus expense of $568 in the prior year. Lower average debt levels resulting in lower interest expense combined with income earned on significantly higher cash and cash equivalents accounted for the improvement.

The effective tax rate was 32.4 percent for the current six month period compared to 33.0 percent last year. The tax rate on earnings excluding the gain on the sale of Quantox was 28.0 percent, which was lower than the statutory rate due to the utilization of tax credits.

Liquidity and Capital Resources
-------------------------------

Cash generated from operations was $835 for the second quarter and $3,355 for the six months ended March 31, 1999. Cash generated from investment activities for the six months includes $8,947 received for the sale of the company's Quantox product line. Cash used for financing activities includes $3,246 to purchase 405,733 Common Shares through the Dutch Auction tender offer conducted during the first quarter and $624 to purchase 80,600 Common Shares on the open market through the stock repurchase program during the second quarter. Also during the second quarter, the company received $431 and reissued 58,393 Common Shares through the company's employee stock purchase plan. (See Note E.) Total debt was $6,000 at March 31, 1999, and the debt-to-capital ratio was 12.9 percent at March 31, 1999.

The company expects to finance capital spending and working capital requirements with cash provided by operations. At March 31, 1999, the Company had available unused lines of credit with domestic and foreign banks aggregating $24,297, of which $5,297 were short term and $19,000 were long term.


Outlook
-------

The company's second quarter strong earnings are a direct result of focusing on fewer initiatives that are more interrelated. Overall, the company anticipates expense levels for the remainder of the fiscal year to be reasonably consistent with those of the second quarter. Due to the increase in backlog at the end of the second quarter, management believes that sales and earnings for the third quarter will be somewhat higher than the second quarter.


Factors That May Affect Future Results
--------------------------------------

Information included above in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to the company's cost structure, sales and earnings growth for the third quarter and future financial results, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines are sold into the semiconductor industry. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Historically, sales and order levels for this business have been volatile which can affect revenue for the company.

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

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up half of the company's revenue in the first half of fiscal 1999. The company's future results could be adversely affected by several factors, including the length and severity of the Asian financial crisis, changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

                           PART II. OTHER INFORMATION
                           --------------------------
Item 4. Submission of Matters to a Vote of Security Holders.

        On February 13, 1999, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

                   PROPOSAL                         FOR        AGAINST   WITHHELD
                   --------                         ---        -------   --------
(a) A proposal to fix the number of directors    30,624,442     55,160     7,057
    of the Company at 8

                  PROPOSAL                          FOR        WITHHELD
                  --------                          ---        --------
(b) Election of Directors:
                Joseph P. Keithley               30,638,372     48,287
                Brian R.Bachman                  30,638,372     48,287
                Dr. Arden L. Bement, Jr.         30,638,372     48,287
                James B. Griswold                30,638,372     48,287
                R. Elton White                   30,638,372     48,287
                James T. Bartlett                 3,859,212     48,287
                Leon J. Hendrix, Jr.              3,859,212     48,287

                  PROPOSAL                          FOR        AGAINST   WITHHELD
                  --------                          ---        ------    --------
(c) A proposal to approve the selection of      30,678,322       6,052     2,285
    PricewaterhouseCoopers LLP as
    independent accountants of the Company

             No other matters were brought before shareholders for a vote.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits.  The following exhibits are filed herewith:
         --------

         Exhibit
         Number               Exhibit
         ------               -------

         11              Statement Re Computation of Per Share Earnings

         27              Financial Data Schedule (EDGAR version only)



(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KEITHLEY INSTRUMENTS, INC.
                                 (Registrant)






Date:  May 7, 1999               /s/  JOSEPH P. KEITHLEY
                                 -----------------------------------------------
                                 Joseph P. Keithley
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)






Date:  May 7, 1999               /s/  MARK J. PLUSH
                                 -----------------------------------------------
                                 Mark J. Plush
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)