Form 10-Q
period 1999-06-30
KEITHLEY INSTRUMENTS INC
filed 1999-08-13
CIK 54991

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-Q

   (MARK ONE)
      [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         As of August 5, 1999 the Registrant had outstanding 4,484,829 Common Shares, without par value, and 2,692,528 Class B Common Shares, without par value.
===============================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS.

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)


                                                       JUNE 30,          SEPTEMBER 30,
                                                  -----------------      ------------
                                                  1999         1998         1998
                                                  ----         ----         ----
ASSETS

Current assets:
     Cash and cash equivalents                  $ 13,530     $  2,412     $  9,321
     Accounts receivable and other, net           15,244       18,155       17,586
     Inventories:
           Raw materials                           3,888        7,512        5,997
           Work in process                         4,082        4,198        3,163
           Finished products                       2,213        3,912        2,490
                                                --------     --------     --------
             Total inventories                    10,183       15,622       11,650
     Other current assets                          3,949        3,206        3,770
                                                --------     --------     --------
             Total current assets                 42,906       39,395       42,327
                                                --------     --------     --------

Property, plant and equipment, at cost            38,422       42,825       39,334
Less-Accumulated depreciation                     25,767       26,187       24,723
                                                --------     --------     --------
Total property, plant and equipment, net          12,655       16,638       14,611
                                                --------     --------     --------

Other assets                                      14,538       15,368       14,079
                                                --------     --------     --------
Total assets                                    $ 70,099     $ 71,401     $ 71,017
                                                ========     ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $  5,518     $  6,357     $  6,191
     Accrued payroll and related expenses          5,401        4,815        4,203
     Other accrued expenses                        5,854        5,985        6,902
     Income taxes payable                          3,636        2,106        4,591
                                                --------     --------     --------
           Total current liabilities              20,409       19,263       21,887
                                                --------     --------     --------

Long-term debt                                     3,000       12,265        6,099
Other long-term liabilities                        3,799        3,928        4,289

Shareholders' equity:
     Paid-in-capital                               9,182        8,867        9,074
     Earnings reinvested in the business          39,563       27,636       29,870
     Cumulative translation adjustment               (11)         205          429
     Unamortized portion of restricted stock        (250)        (436)        (283)
     Common shares held in treasury, at cost      (5,593)        (327)        (348)
                                                --------     --------     --------
           Total shareholders' equity             42,891       35,945       38,742
                                                --------     --------     --------
Total liabilities and shareholders' equity      $ 70,099     $ 71,401     $ 71,017
                                                ========     ========     ========


The accompanying notes are an integral part of the financial statements.

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)

                                                 FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                  1999         1998        1999           1998
                                                  ----         ----        ----           ----
Net sales                                       $ 25,947     $ 28,578    $ 71,215     $ 89,897

Cost of goods sold                                 9,962       12,135      28,520       38,182

Selling, general and administrative expenses       9,976       12,111      27,962       36,499

Product development expenses                       2,682        3,088       7,760       10,271

Gain on sale of business                              --           --      (4,808)          --

Special charges                                       --           --          --          335

Net financing (income) expenses                      (30)         248        (104)         816
                                                --------     --------    --------     --------


Income before income taxes                         3,357          996      11,885        3,794

Income taxes (benefit)                            (1,255)         329       1,506        1,252
                                                --------     --------    --------     --------


Net income                                      $  4,612     $    667    $ 10,379     $  2,542
                                                ========     ========    ========     ========


Basic earnings per share                        $   0.63     $   0.08    $   1.38     $   0.33
                                                ========     ========    ========     ========

Diluted earnings per share                      $   0.61     $   0.08    $   1.35     $   0.32
                                                ========     ========    ========     ========

Cash dividends per Common Share                 $  0.033     $  0.031    $  0.099     $  0.094
                                                ========     ========    ========     ========

Cash dividends per Class B
    Common Share                                $  0.026     $  0.025    $  0.079     $  0.075
                                                ========     ========    ========     ========






The accompanying notes are an integral part of the financial statements.

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                    FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                       1999         1998        1999         1998
                                                    --------     --------     --------     --------
Cash flows from operating activities:
     Net income                                     $  4,612     $    667     $ 10,379     $  2,542
     Expenses not requiring outlay of cash            (1,077)         944          478        3,197
     Gain on sale of business                             --           --       (4,808)          --
     Changes in working capital                       (1,791)       1,007         (714)       1,931
     Other operating activities                        1,049         (595)         813         (200)
                                                    --------     --------     --------     --------
     Net cash provided by operating activities         2,793        2,023        6,148        7,470
                                                    --------     --------     --------     --------

Cash flows from investing activities:
     Payments for property, plant, and equipment        (409)        (503)        (914)      (2,349)
     Sale of assets                                      200           --        9,147           --
     Payments made for sale of business                 (115)          --       (1,136)          --
     Other investing activities-net                       32           19           51           92
                                                    --------     --------     --------     --------

     Net cash provided by (used in)
       investing activities                             (292)        (484)       7,148       (2,257)
                                                    --------     --------     --------     --------

Cash flows from financing activities:
     Net decrease in short term debt                      --           --           --          (16)
     Net borrowing (repayment) of long term debt      (3,000)      (1,041)      (3,056)      (5,085)
     Cash dividends                                     (222)        (229)        (685)        (679)
     Other transactions-net                           (1,734)         104       (5,137)       1,311
                                                    --------     --------     --------     --------
     Net cash used in financing activities            (4,956)      (1,166)      (8,878)      (4,469)
                                                    --------     --------     --------     --------

Effect of exchange rate changes on cash                  (71)           6         (209)         (59)
                                                    --------     --------     --------     --------

Increase (decrease) in cash and cash equivalents      (2,526)         379        4,209          685
Cash and cash equivalents at beginning of period      16,056        2,033        9,321        1,727
                                                    --------     --------     --------     --------
Cash and cash equivalents at end of period          $ 13,530     $  2,412     $ 13,530     $  2,412
                                                    ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
     Cash paid during the period for:
           Income taxes                             $    497     $    344     $  2,874     $    855
           Interest                                       62          238          145          748


DISCLOSURE OF ACCOUNTING POLICY
     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   MANAGEMENT REPRESENTATION
     The consolidated financial statements at June 30, 1999 and 1998 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc. (the "Company), all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.   EARNINGS PER SHARE DENOMINATOR
     The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 7,314,087 and 7,502,593 for the quarter ended June 30, 1999, respectively, and 7,856,302 and 8,041,919 for the quarter ended June 30, 1998, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 7,543,887 and 7,709,199 for the nine months ended June 30, 1999, respectively, and 7,776,752 and 8,028,510 for the nine months ended June 30, 1998, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.   SALE OF ASSETS
     On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The Company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.39 per share after taxes.

D.   FAVORABLE INCOME TAX ADJUSTMENT
     During the third quarter of fiscal 1999, the Company recorded a favorable income tax adjustment of $2,195, or $.29 per share. The adjustment resulted from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.S. operations.

E.   SPECIAL CHARGES
     Special charges of $335 for the second quarter of fiscal 1998 relate to cost reductions announced in February 1998 for the Company's semiconductor business, net of $10 for the reversal of personnel related expenses previously accrued for the Keithley MetraByte operation relocation.

F.   DUTCH AUCTION AND STOCK REPURCHASE PROGRAM
     On November 11, 1998, the Company commenced a tender offer to repurchase up to 2,000,000 of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $7.00 nor less than $5.75 per share. The offer expired on

     December 10, 1998, and resulted in the purchase of 405,733 Common Shares at $7.00 per share plus expenses of approximately $1.00 per share.

     At the conclusion of the Dutch Auction, the Company's Board of Directors approved a program to repurchase up to 1,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program are expected to be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the Company's employee stock purchase plan. During the third quarter the Company purchased 217,670 Common Shares at an average price of $8.19 per share including commissions. Since commencing the tender offer in November 1998, the Company has purchased under both buy back plans a total of 704,003 Common Shares, which constitutes 9 percent of the combined Common and Class B Common Shares at the start of buy back programs, at an average price of $8.02 per share including commissions. During the second quarter of fiscal 1999, the Company reissued 58,393 treasury shares in settlement of shares purchased through the Company's employee stock purchase plan.

G.   COMPREHENSIVE INCOME
     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes rules for reporting comprehensive income and its components. The Company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. The adoption of SFAS 130 did not impact the Company's net income or total shareholders' equity. Comprehensive income for the three and nine months ended June 30, 1999 and 1998 is as follows:

                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                     ENDED JUNE 30,           ENDED JUNE 30,
                                   1999         1998        1999          1998
                                 --------     --------    --------     --------
Net income                       $  4,612     $    667    $ 10,379     $  2,542
Foreign currency translation
  adjustments                        (123)          45        (440)         (45)
                                 --------     --------    --------     --------

Comprehensive income             $  4,489     $    712    $  9,939     $  2,497
                                 ========     ========    ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            (In Thousands of Dollars)

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Net income for the third quarter of fiscal 1999 before a favorable adjustment for income taxes was $2,417 or $0.32 per share, and was a record high excluding gains on the sales of two businesses recorded in prior quarters. The current quarter's net income improved significantly from $667, or $0.08 per share, in the prior year's third quarter. Net income for the 1999 third quarter including the tax adjustment was $4,612, or $0.61 per share. The income tax adjustment resulted from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.S. operations.

Net sales of $25,947 increased 15 percent from the prior year's third quarter after excluding sales of the Radiation Measurements Division (RMD) which was sold in the fourth quarter of fiscal 1998 and the Quantox product line sold in the first quarter of fiscal 1999. Sales of the Company's products serving the semiconductor industry accounted for the majority of the increase. Excluding RMD and Quantox in prior periods, orders for the third quarter of $31,038 increased 43 percent from the prior year's quarter and were the second highest in the Company's history. Strong orders for the Company's products serving the semiconductor industry and the wireless communications industry accounted for the increase. Geographically, orders were up 40 to 45 percent in all major regions, except from the Pacific Basin region which was up approximately 20 percent. Order backlog grew $3,592 during the quarter to a record $15,707 at June 30, 1999.

Cost of goods sold as a percentage of net sales improved by 4.1 percentage points to 38.4 percent from 42.5 percent. The absence of RMD and the Quantox product, whose cost of goods sold were higher, and higher volume from the remaining businesses caused the improvement. The Company's hedging activities decreased cost of goods sold for the quarter by 0.4 percentage points versus no effect on cost of goods sold in the prior year's quarter.

Selling, general and administrative expenses of $9,976, or 38.4 percent of net sales, for the third quarter decreased $2,135, or 18 percent, from $12,111, or
42.3 percent, in the prior year's quarter. The decrease was due to the absence of costs for RMD and Quantox in the 1999 quarter, as well as cost reduction actions taken over the last 18 months.

Product development expenses of $2,682 decreased $406, or 13 percent, from $3,088 in the prior year's quarter. Excluding development costs for RMD and Quantox in the prior year's quarter, product development expenses increased 4 percent due to increased investments for new products which will service the semiconductor industry, as well as new data acquisition products.

The Company generated net financing income during the quarter of $30 versus expense of $248 in the prior year. Lower average debt levels resulting in lower interest expense combined with income earned on significantly higher cash and cash equivalents accounted for the improvement.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998

Net income for the nine months ending June 30, 1999, was $10,379, or $1.35 per share on a diluted basis. Excluding the gain on the sale of Quantox of $3,090, or $.39 per share, and a favorable income adjustment of $2,195, or $.29 per share, net income was $5,094, or $.66 per share, compared to $2,542, or $.32 per share for the nine-month period last year.

Excluding RMD and Quantox, net sales of $71,215 decreased 5 percent from the nine-month period last year. Orders, excluding RMD and Quantox, for the nine-month period were up 10 percent from last year due to very strong orders for the Company's semiconductor capital equipment products. Geographically, orders were up in the United States and Europe, but flat in the Pacific Basin region.

Cost of goods sold as a percentage of net sales decreased to 40.0 percent from
42.5 percent for the nine-month period last year. RMD and Quantox product line's cost of goods sold were higher as a percentage of net sales than the Company's other businesses and the absence of these sales caused the improvement. The effect of foreign exchange hedging on cost of goods was immaterial in both periods.

Selling, general and administrative expenses of $27,962 decreased $8,537, or 23 percent, from $36,499 in the same period last year. The majority of the decreased can be attributed to the absence of RMD and only one month's costs for Quantox in the current year's nine-month period. Additionally, the Company's cost reduction actions taken over the last 18 months also lowered costs.

Product development expenses of $7,760, or 10.9 percent of net sales, decreased $2,511, or 24 percent, from $10,271, or 11.4 percent of net sales, in the prior year. Excluding development costs for RMD and Quantox in all periods, product development expenses decreased $235, or 3 percent.

Special charges of $335 in last year's nine-month period relate to cost reductions announced in February 1998 for the Company's semiconductor business, net of $10 for the reversal of personnel related expenses previously accrued for the Keithley MetraByte operation relocation.

The Company generated net financing income of $104 for the current year's nine-month period versus $816 of expense last year. Lower average debt levels resulting in lower interest expense combined with income earned on significantly higher cash and cash equivalents accounted for the improvement.

The Company's effective tax rate was 12.7 percent for the nine-month period ended June 30, 1999, and was the result of a combination of three factors: the gain on the sale of the Quantox product line recorded at the statutory rate including state and local taxes, a tax benefit resulting from the release of certain valuation reserves due to the settlement of prior years' tax liabilities and improved profitability in the Company's U.S. operations, and an estimated
24.3 percent rate applied on the Company's normal operating earnings. The rate of 24.3 percent is lower than the statutory rate due to the utilization of certain tax credits. The tax rate for last year's nine-month period was 33.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations was $2,793 for the third quarter and $6,148 for the nine months ended June 30, 1999. Cash provided by investment activities for the nine months includes $9,147 received for the sale of the Company's Quantox product line. Cash used in financing activities includes $3,056 for the pay down of long-term debt and $5,647 to purchase 704,003 Common Shares through the Dutch Auction and the Company's on-going stock repurchase program. The Company also received $431 and reissued 58,393 common Shares through the Company's employee stock purchase plan. (See Note F.) Total debt of $3,000 at June 30, 1999, decreased $3,099 from the beginning of the fiscal year. The total debt-to-capital ratio was 6.5 percent at June 30, 1999 compared with 13.6 percent at September 30, 1998.

The Company expects to finance capital spending, the stock repurchase program and working capital requirements with cash provided by operations. At June 30, 1999, the Company had available unused lines of credit with domestic and foreign banks aggregating $27,188, of which $5,188 were short term and $22,000 were long term.


OUTLOOK

The Company's overall expense levels for the next few quarters are expected to be reasonably consistent with those of the past two quarters. Due to the increase in backlog at the end of the third quarter, management anticipates some improvement in sales and earnings from operations in the fourth quarter over those of the third quarter.

The effective tax rate from the Company's normal operating activities, excluding the gain on the sale of the Quantox product line and the favorable income tax adjustment, is expected to approximate 24 percent for the 1999 fiscal year. The Company's effective tax rate for fiscal 2000 should be closer to the statutory rate as the majority of the Company's tax credits will have been utilized.


FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain information included above in the last paragraph of the Liquidity and Capital Resources section and the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations of cash flows, the Company's cost structure, sales and earnings growth for the fourth quarter, the tax rate for fiscal 1999 and 2000, and future financial results constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the Company operates in a single industry segment, certain of its products and product lines are sold into the semiconductor industry. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Historically, sales and order levels for this business have been volatile which can affect revenue and earnings for the Company.

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

The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company's overall tax liability. The Company's actual tax rate for fiscal 1999 or 2000 could change from what is currently anticipated due to changes in various country's tax laws or changes in the Company's overall tax planning strategy.

The Company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up approximately half of the Company's revenue in the first nine months of fiscal 1999. The Company's future results could be adversely affected by several factors, including the length and severity of the Asian financial crisis, changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. With regard to the Company's own information systems, a substantial portion of Year 2000 information technology compliance has been achieved in connection with the Company's ongoing program to upgrade its key information and operational systems. The Company is in the process of replacing the one remaining key system that is not Year 2000 compliant and believes this system will be ready for operation prior to the year 2000, and that any related costs will not have a material impact on the results of operations, financial condition or cash flows of future periods. With regard to the Company's own products, all products currently being sold have been evaluated for Year 2000 compliance. Most have been found to be ready for the Year 2000 change. Any exceptions have been identified and alternative solutions for continuing use of these products have been noted. The cost of identifying and modifying products for Year 2000 compliance did not have a material effect on the results of operations, financial condition or cash flows of future periods and any future costs are not expected to have a material impact. Lastly, the Company has surveyed its base of key suppliers to determine if their systems (insofar as they relate to the Company's business) comply with Year 2000 requirements. The Company is now monitoring their performance to process orders and deliver products as the Year 2000 approaches. There can be no assurance that the systems of other companies with which Keithley Instruments, Inc. does business will be able to adequately address the Year 2000 issue. If it is determined that any third party may not be ready, the Company will develop a contingency plan. While management does not expect that the failure of any third party to be fully compliant by 2000 would significantly affect results of operations, financial condition or cash flows of future periods, there can be no assurance that any such failure will not have an adverse effect on the Company's operations.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS.  The following exhibits are filed herewith:


          Exhibit
          Number                  Exhibit
          ------                  -------

          11            Statement Re Computation of Per Share Earnings

          27            Financial Data Schedule (EDGAR version only)



(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended June 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KEITHLEY INSTRUMENTS, INC.
                               (Registrant)






Date:  August 13, 1999         /s/  Joseph P. Keithley
                               -------------------------
                               Joseph P. Keithley
                               Chairman, President and Chief Executive Officer
                               (Principal Executive Officer)






Date:  August 13, 1999         /s/  Mark J. Plush
                               --------------------
                               Mark J. Plush
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)