Form 10-K
period 1999-09-30
KEITHLEY INSTRUMENTS INC
filed 1999-12-29
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 1999      Commission file number  1-9965
                       ------------------                             ---------

                           KEITHLEY INSTRUMENTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                   34-0794417
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

   28775 AURORA ROAD, SOLON, OHIO                          44139
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (440) 248-0400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON SHARES, WITHOUT PAR VALUE            NEW YORK STOCK EXCHANGE
----------------------------------------  --------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 14, 1999 there were outstanding 4,354,386 Common Shares, without par value, and 2,692,028 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $71,394,046 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $748,040 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $72,142,086. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 14, 1999, which was $17.625. For purposes of this information, the 303,660 Common Shares and 2,649,586 Class B Common Shares which were held by the officers and Directors of the Company were deemed to be voting stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's Annual Meeting to Shareholders to be held on February 12, 2000 (the "2000 Annual Meeting") are incorporated by reference in Part III in this Annual Report on Form 10-K (this "Annual Report") and are identified under the appropriate items in this Annual Report.

                           KEITHLEY INSTRUMENTS, INC.

                               10-K ANNUAL REPORT


                                TABLE OF CONTENTS

PART I:                                                                     PAGE
                                                                            ----

         Item 1.  Business                                                     1
         Item 2.  Properties                                                   7
         Item 3.  Legal Proceedings                                            7
         Item 4.  Submission of Matters to a Vote of Security Holders          7

PART II:

         Item 5.  Market for the Registrant's Common Equity and Related
                    Stockholder Matters                                        9
         Item 6.  Selected Financial Data                                     10
         Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11
         Item 7A. Quantitative and Qualitative Disclosures About Market
                    Risk                                                      17
         Item 8.  Financial Statements and Supplementary Data                 17
         Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       17

PART III.

         Item 10. Directors and Executive Officers of the Registrant          18
         Item 11. Executive Compensation                                      18
         Item 12. Security Ownership of Certain Beneficial Owners and
                             Management                                       18
         Item 13. Certain Relationships and Related Transactions              18

PART IV:

         Item 14. Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                  19

                                     PART I.

ITEM 1 - BUSINESS.
         --------

General
-------

         Keithley Instruments, Inc. is a corporation that was founded in 1946 and organized under the laws of the State of Ohio on October 1, 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the "Company" or "Keithley" are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

         Keithley's business is to develop, manufacture and sell measurement systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company's primary products are computer-based systems or employ computer technology for control, data storage, display or analysis purposes. The Company's customers are engineers, technicians and scientists engaged in manufacturing, product development and research functions within a range of industries. Although the Company's products vary in capability, sophistication, use, size and price, they generally test, measure, and analyze electrical and physical properties. As such, the Company considers its business to be in a single industry segment.

Strategy of Focus
-----------------

         Several years ago, the Company formulated a strategy to focus its product and market development efforts toward growing markets including the telecommunications, semiconductor, automotive and the electronic components industries, and basic and applied research. In July of fiscal 1998 and November of fiscal 1999, the Company sold two businesses which no longer fit this core strategy. By pruning the organization of these non-strategic businesses, the Company was better able to leverage resources and greatly improve the quality of earnings.

         The Company's strategy for sales growth consists of a few key points. First, the Company has focused its efforts on identifying specific production test applications within the targeted industries mentioned above. The Company works closely with customers in these industries not only to determine what their measurement needs are today, but also what their new emerging needs might be. A thorough understanding of their applications coupled with the Company's precision measurement technology enables us to add value to our customers' processes; improving the quality, throughput and yield of their products. Forming consultative relationships with customers where the Company can add value is a key part of the strategy. Additionally, the Company recognizes the importance of our traditional research customers. Whether they are doing basic or applied research in a university or an industrial laboratory, these customers give the Company a first-hand look at new industry trends and technologies, as well as establish relationships that last a career.

         Second, sales growth also requires a steady stream of innovative new products. These products may be designed for very specific production test applications driven by the target industry approach discussed above, or may be used in applications that cross over a variety of industries. The Company refers to its products as "computer-based solutions" because regardless of the form factor, they are designed for usage with industry-leading computer hardware and software. The Company utilizes open-architecture software based-on Microsoft's(TM) Component Object Model technology, thus drastically decreasing the start-up time for customers. By continuing to develop new software and computer-based solutions, the Company believes it can capture a greater share of purchases from the broader segments of the overall test and measurement market.

         Third, with the growth in popularity of the Internet and expanding role of E-commerce, there is a greater opportunity to offer the Company's production test applications knowledge to a wider range of its customers and prospects worldwide. The Company's web site, www.keithley.com, is globally accessible 24 hours a day, and is an excellent, cost effective way to interact with current and potential customers. Additionally, advances in database management allow the Company to do a better job of reaching those people who are more likely to benefit from its product offerings.

Product Offerings
-----------------

         The Company has more than 1,000 products that basically test, measure, and analyze electrical and physical properties. The products come in three basic form factors: benchtop instruments, PC plug in boards and integrated measurement solution systems. Benchtop instruments generally range in price from $1,000 to $10,000 and PC plug-in boards generally range in price from $100 to $4,000. The price of the Company's integrated measurement solution systems is dependent upon the type of system purchased and can range from $10,000 to $400,000.

         The major specific product groups are described below:

             DIGITAL MULTIMETERS. This product line includes a range of instruments that are designed to cover measurements of voltage, resistance, current and temperature for production test, design and development, and research applications. Each digital multimeter has a computer interface for integration into automated test and measurement systems. Typical applications include testing electrical components such as resistors and thermistors, and end products which include cellular telephones, computer disk drives, and pace makers. These products are marketed primarily through direct marketing and personal selling.

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

             APT PRODUCTS. The Company is one of the leading suppliers of automated parametric test systems (APT) for semiconductor production applications. In production, the systems allow manufacturers to monitor quality control parameters during fabrication of integrated circuits to improve manufacturing yields. In research, the systems are used to analyze the characteristics of semiconductor materials in the development of integrated circuit devices. The systems can also be used to develop integrated circuit manufacturing processes. A typical system incorporates Keithley instrumentation and software, and computer hardware manufactured by others. The system's major components are integrated, and in most cases, customized to customer specification. The systems can also incorporate wafer test structures used for determining the reliability of semiconductor devices at various stages of manufacturing. These test structures allow the Company's APT systems to determine the quality of both the wafer and the manufacturing process much earlier than with previous test methods. Installation and servicing of the equipment and software, and customer training are also provided. Selling prices for these products generally range from $125,000 to $400,000.

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

             AGENCY PRODUCTS. The Company markets and distributes certain hardware and software products manufactured by other test and measurement companies. These agency products can be combined with other Company products to meet a wide range of application needs. The agency products are complementary to, but not competitive with, products manufactured by the Company.

New Products During Fiscal Year 1999
------------------------------------

         The Company has shifted its new product development process from a product focus to a market focus. Several new products were introduced for specific targeted markets during fiscal 1999 including the following:

         The Model 6514 Electrometer was created through a long-standing relationship with the Company's important research customers. This customer group required an electrometer that offered a much more cost-effective means of making fast, low-current measurements. The Model 2430 was developed for production testing of active or passive components for targeted electronic component customers. The area of telecommunications is one of the Company's fastest growing markets and the Model 2306 Battery Simulator/Charger designed to accurately simulate the performance of wireless devices under battery control was introduced to serve those customers. The newest product addition for the telecommunications area is System 41 Microwave Switching which allows RF switching and signal routing over a higher bandwidth and provides more data carrying capability. The Model 5201 Universal Serial Bus-Based Data Acquisition System was designed for invehicle development test applications for the automotive industry. New product offerings directed for the semiconductor industry include the Model S630 APT System, the latest in the Company's award winning S600 series. Additional introductions included the new Wafer Level Reliability (WLR) Software Toolkit that provides semiconductor fabs with a solid foundation for implementing a WLR monitoring program, and upgraded KTE application software for the Company's APT systems that permits customers to decrease their software development time. The Company also introduced new, latest-technology versions of PCI plug-in data acquisition boards for those customers with high performance requirements that demand this method of measurement.

         A key customer requirement for all the measurement alternatives that the Company offers is ease of installation and usage, and that requires cost-effective software. During the course of 1999, the Company introduced new 32-bit DriverLINX(R) software drivers. This software will gives customers a hardware independent way to write their software and makes it easier for them to migrate to the Company's future hardware. Customers also can take advantage of standard Microsoft Windows 95/NT, visual basic and Active X Controls available through Windows. The Company's data acquisition boards also include LabVIEW(TM) VIs which allow usage with LabVIEW, a proprietary closed software environment that is commonly used in the data acquisition industry.

Geographic Markets and Distribution
-----------------------------------

         During fiscal 1999, all of the Company's products were manufactured in Ohio and were sold throughout the world in over 80 countries. The Company's principal markets are the United States, Europe and the Pacific Basin.

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

Customers
---------

         The Company's customers generally are involved in engineering research and development, product testing, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 1999 no one customer accounted for more than 10% of the Company's sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog
-------

         The Company's backlog of unfilled orders amounted to approximately $19,341,000 as of September 30, 1999 and approximately $9,049,000 as of September 30, 1998. Included in the backlog at September 30, 1998 is $3,015,000 for products relating to the Quantox business which was sold in November 1998. It is expected that the majority of the orders included in the 1999 backlog will be delivered during fiscal 2000; however, the Company's past experience indicates that a small portion of orders included in the backlog may be canceled.

Competition
-----------

         The Company competes on the basis of quality, performance, service, warranty and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. The Company's competitors vary between product lines and certain manufacturers compete with the Company in multiple product lines. The Company's principal competitors are Agilent Technologies, Inc. and National Instruments, Inc.

Research and Development
------------------------

         The Company's engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company's product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company's products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $10,745,000 in 1999, $13,139,000 in 1998 and $17,233,000 in 1997, or approximately 11%, 11% and 14%
of net sales, respectively, for each of the last three fiscal years.

Government Regulations
----------------------

         The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees
---------

         As of September 30, 1999, the Company employed 526 persons, 109 of whom were located outside the United States. None of the Company's employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

Foreign Operations and Export Sales
-----------------------------------

         Information related to foreign and domestic operations and export sales is contained in Note K of the Notes to the Consolidated Financial Statements included in a separate section at the end of this Form 10-K Annual Report.

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

ITEM 2 - PROPERTIES.
         ----------

         The Company's principal administrative, sales, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The two buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility is current being leased to others, but is available for expansion should the Company require additional space. The Company also maintains a number of sales and service offices in the United States and overseas. The Company believes that the facilities it owns and leases by it are well maintained, adequately insured and suitable for their present and intended uses.

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

Executive Officer     Age  Recent Business Experience
-----------------     ---  --------------------------

Joseph P. Keithley    51   Chairman of the Board of Directors since 1991, Chief
                           Executive Officer since November 1993 and President since May 1994.

Philip R. Etsler      49   Vice President Human Resources of the Company since
                           1990.

John M. Gherlein      44   Secretary of the Company since July 1999; partner in
                           the law firm of Baker & Hostetler LLP from 1990 to present.

David H. Patricy      50   Vice President and General Manager of Test and
                           Measurement of the Company since 1997. Previously
                           General Manager of the Instrument Division from 1994 to 1997.

Mark J. Plush         50   Vice President and Chief Financial Officer of the
                           Company since October 1998. Previously, Controller since 1982 and an Officer of the Company since 1989.

Gabriel A. Rosica     59   Senior Vice President and General Manager of
                           Semiconductor since February 1996. Previously Chief
                           Operating Officer of Bailey Controls Company from
                           August 1994 to January 1996.

D. Sherman Willows    63   Vice President Worldwide Sales since February 1999.
                           Previously General Manager of World Wide Sales from
                           1997 to 1999 and Eastern Regional Sales Manager from
                           1993 to 1997.

                                   PART II.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         ------------------------------------------------------

         STOCKHOLDER MATTERS.
         --------------------


                  The Company's Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company's Common Shares as reported on the NYSE. There is no established public trading market for the Company's Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

                                                               Cash Dividends
                                            Cash Dividends      Per Class B
Fiscal 1999           High        Low      Per Common Share    Common Share
-----------           ----        ---      ----------------    ------------

First Quarter         $9 1/4     $3 3/4      $  .033            $  .0264
Second Quarter         9 11/16    6 1/2         .033               .0264
Third Quarter          9          6 9/16        .033               .0264
Fourth Quarter        14 15/16    8 3/16        .041               .0328

Fiscal 1998
-----------

First Quarter        $12 3/8     $8 1/8      $  .031             $  .025
Second Quarter         9 1/2      7 1/2         .031                .025
Third Quarter          8 9/16     7 5/16        .031                .025
Fourth Quarter         7 6/16     5             .031                .025

         The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 14, 1999 was 2,394 and 12, respectively.

ITEM 6 - SELECTED FINANCIAL DATA.
         ------------------------

         The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in a separate section at the end of this Annual Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

                                                                   For the years ended September 30,
(In thousands, except for per share data)                     1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------------------------

Operating Results
 Net sales                                                $100,938   $117,776   $123,295   $118,946   $109,574
 Income (loss) before income taxes                          16,717      8,189      1,211    (6,324)      6,422
 Net income (loss)                                          13,708      5,004        790    (5,440)      4,914
 Basic earnings (loss) per share                              1.84       0.64       0.10     (0.74)       0.68
 Diluted earnings (loss) per share                            1.79       0.62       0.10     (0.74)       0.66

Common Stock Information
 Cash dividends per Common Share                             0.140      0.125      0.125      0.125      0.106
 Cash dividends per Class B Common Share                     0.112      0.100      0.100      0.100      0.085
 Weighted average number of shares
  outstanding- diluted                                       7,657      8,065      7,867      7,360      7,476
 At fiscal year-end:
  Dividend payout ratio (a)                                    7.6%      19.5%     125.0%        --       15.6%
  Price/earnings ratio (a)                                     7.9        8.2      120.0         --       23.3
  Shareholders' equity per share                              6.16       4.92       4.26       4.26       5.11
  Closing market price                                      14.188      5.063     12.000      8.875     14.938

Balance Sheet Data
 Total assets                                               74,751     71,017     79,113     73,834     66,109
 Current ratio                                                 2.0        1.9        1.9        1.7        2.0
 Total debt                                                  3,000      6,099     17,458     13,369      6,113
 Total debt-to-capital                                         6.4%      13.6%      34.8%      29.6%      14.2%
 Shareholders' equity                                       43,781     38,742     32,683     31,756     36,902

Other Data
 Return on average shareholders' equity                       33.2%      14.0%       2.5%     -15.8%      14.3%
 Return on average total assets                               18.8%       6.7%       1.0%      -7.8%       8.2%
 Return on net sales                                          13.6%       4.2%       0.6%      -4.6%       4.5%
 Number of employees                                           526        564        693        716        659
 Sales per employee                                          185.2      187.4      175.0      173.0      170.7
 Cash flow
  Noncash charges to income (b)                              3,580      4,709      3,390      7,064      2,573
  Net cash provided by (used in) operating activities        9,659     13,033     (1,011)     2,600      2,457
 Ten-year compound annual growth rate
  Net sales                                                    1.3%       5.0%       7.9%       9.6%       8.8%
  Net income (a)                                              12.7%      -0.8%     -13.3%        --        5.7%

 (a) These ratios are not meaningful in 1996 due to reported net losses.

 (b) Noncash charges to income include depreciation, amortization, deferred compensation, deferred taxes and noncash special charges.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

         The following discussion should be read in conjunction with the Financial Statements and related Notes included in a separate section at the end of this Annual Report.

Overview
--------

         The Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements throughout this documents as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the risk factors set forth below in the section entitled Factors That May Affect Future Results.

Results of Operations (In Thousands of Dollars Except for Per-Share Data)
-------------------------------------------------------------------------

Percent of net sales for the years ended September 30, 1999, 1998 and 1997

                                                        1999     1998       1997
                                                        ----     ----       ----
Net sales                                              100.0     100.0     100.0
Cost of goods sold                                      39.6      42.7      42.1
Selling, general and administrative expenses            38.5      39.7      41.4
Product development expenses                            10.6      11.2      14.0
Gain on sale of business                                (5.1)     (2.4)       --
Special charges                                           --       1.0       0.6
Net financing (income) expenses                         (0.2)      0.9       0.9
                                                       -----     -----     -----
Income before income taxes                              16.6       6.9       1.0
Income taxes                                             3.0       2.7       0.4
                                                       -----     -----     -----
Net income                                              13.6       4.2       0.6
                                                       =====     =====     =====


         Net income was $13,708, or $1.79 per share on a diluted basis, in 1999 compared to $5,004, or $.62 per share, in 1998, and $790, or $.10 per share, in 1997. Excluding gains on sales of businesses in 1999 and 1998, a favorable tax adjustment in 1999, and special charges and other personnel cost reduction in 1998 and 1997, net income was $8,201, or $1.08 per share, in 1999, $4,679, or
$.58 per share, in 1998 and $1,614, or $.20 per share, in 1997. 1999's adjusted net income of $8,201 is a new record high.

         Net sales were $100,938 in 1999, $117,776 in 1998 and $123,295 in 1997.
Excluding sales from divested businesses in all periods, net sales were $100,321 in 1999, $96,840 in 1998 and $105,201 in 1997. (See Note B.) The increase in sales from current businesses in 1999 over 1998 is due to recoveries in the semiconductor industry and Asian markets, as well as continued good growth for the Company's products serving the telecommunications industry. The Company believes it has gained market share for its products serving both the semiconductor industry and the telecommunications industry. The decrease in sales from current businesses in 1998 over 1997 was primarily due to weakness in the semiconductor capital equipment industry and the Asian financial situation. Geographically, domestic and export sales from current businesses increased somewhat in 1999 from 1998, but decreased in 1998 from 1997. Net sales from current businesses in Europe were essentially flat in all three years.

         Cost of goods sold as a percentage of net sales was 39.6 in 1999, 42.7 in 1998 and 42.1 in 1997. The decrease from 1998 to 1999 was due to the absence during all or most of 1999 of the Quantox product line and the Radiation Measurements Division (RMD), whose margins were lower. Further, margins in the remaining businesses improved largely in connection with higher sales. The increase in 1998 from 1997 was due to increased sales of Quantox and a strengthening of the U.S. dollar by 5 percent in 1998. The U.S. dollar had no impact in 1999. Foreign exchange hedging had a minimal effect on cost of goods sold in 1999, 1998 and 1997.

         Selling, general and administrative expenses decreased 17 percent in 1999 to 38.5 percent of net sales, and decreased 8 percent in 1998 to 39.7 percent of sales from 41.4 percent of sales in 1997. The majority of the decrease in 1999 can be attributed to the absence of RMD and only one month's cost for Quantox. Lower expenses resulting from the cost reduction actions taken over the last two years contributed to the three-year decline. Additionally, 1998 and 1997 expenses include approximately $1,210 pretax, or $.09 per share, and $512 pretax, or $.04 per share, respectively, for personnel cost reductions and officer retirement expenses.

         Product development expenses decreased $2,394, or 18 percent in 1999 from 1998 and $4,094, or 24 percent, in 1998 from 1997. As a percentage of sales, they were 10.6, 11.2 and 14.0 in 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 was due to the absence of RMD and only one month's costs for Quantox in 1999. Excluding costs for these divested businesses, product development costs were flat in 1999 compared to 1998 and down 15 percent in 1998 from 1997. The decrease in 1998 from 1997 (excluding the divested businesses) was due primarily to the completion of the Company's new business development efforts for the SmartLink(TM) product line and Model S600 parametric test system, which were notable expenses in 1997.

         On August 10, 1998, the Company sold certain assets used in the operation of its Radiation Measurements Division to Inovision Radiation Measurements, L.L.C. The sale was effective July 31, 1998, and resulted in a gain of $2,852 pretax, or $.22 per share, recorded in the fourth quarter of fiscal 1998. On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement was effective October 31, 1998, and resulted in a pretax gain of $4,808, or $.39 per share, recorded in the first quarter of fiscal 1999. During the fourth quarter of fiscal 1999, an additional pretax gain of $345, or $.03 per share, was recorded for the above mentioned sales of businesses. At the time of the sales of these businesses, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustment recorded in the fourth quarter of fiscal 1999 represents the settlement of certain of these issues. (See Note B.)

An analysis of special charges is as follows:

                                                                           Accrued at
                                                        Expense            September 30,
         Description:                              1998      1997        1999      1998
         Write off of goodwill                  $   519    $    --    $    --   $    --
         Severance, outplacement and
           other personnel costs                    290       (291)         2        24
         Lease and related costs                    280       (525)       180       248
         Impaired inventory and equipment           122         49         --        --
         Relocation of facility and employees        25      1,073         --        --
         Recruiting and consulting costs             --        187         --        --
         Manufacturing start-up costs                --        282         --        --
         European operating subleases               (64)        (4)       474       540
                                                -------    -------    -------   -------
         Totals                                 $ 1,172    $   771    $   656   $   812
                                                =======    =======    =======   =======


         The Company did not record any special charges during 1999. Due to continued weakness in the semiconductor capital equipment industry throughout 1998, the Company incurred special charges in 1998 for cost reduction actions taken in the second quarter relative to its semiconductor business. Also, the Company decided to change the methodology of pursuing its WLR business, which was part of the 1996 acquisition of Turner Engineering Technology. As a result of this decision, the Company reviewed the carrying value of the goodwill using the estimated future cash flow method and determined that the goodwill was impaired. 1998 special charges include $519 for the write-off of the remaining balance of the goodwill. Additionally, the Company decided to further consolidate its manufacturing operations. As a result, special charges in 1998 include lease costs accrued on a leased facility the Company will no longer occupy. The reversal of European operating subleases represents a change in circumstances in 1998. The special charges recorded during 1998 of $1,172 pretax, or $.09 per share, include $551 in noncash charges. Special charges of $771 pretax, or $.06 per share, recorded in 1997 include gross costs of $1,902 primarily for the relocation of the Keithley MetraByte operation from Taunton, Massachusetts to Cleveland, Ohio, net of a reversal of $1,131 of expense (noncash) recorded during 1996 primarily for closing the Taunton facility. The reversal of this 1996 expense relates to changes in circumstances that occurred during 1997. $256 of the gross expense represents a noncash charge to reserve for additional impaired inventory. In September 1996, management made the decision to relocate the Keithley MetraByte operation to its Cleveland, Ohio facility due to a lack of growth in sales and poor earnings. The relocation was completed in July 1997, and during 1998, the Keithley MetraByte operation was combined with the Company's Instruments group to form the Test and Measurement business unit. At September 30, 1999 and 1998, $257 and $272, respectively, were accrued in the Consolidated Balance Sheets under the category "Other accrued expenses" and $399 and $540, respectively, were accrued under the category "Other long-term liabilities."

         The Company generated net financing income of $179 in 1999 compared to expenses of $1,040 and $1,145 in 1998 and 1997, respectively. The improvement was the result of lower interest expense due to lower average debt levels, combined with higher interest income earned on significantly higher cash and cash equivalents during 1999.

         The effective tax rate for 1999 was 18.0 percent and was the combination of several factors: the gain on the sale of businesses recorded at the statutory rate including state and local taxes, a tax benefit resulting from the release of certain valuation reserves due to the settlement of prior years' tax liabilities and improved profitability in the Company's U.S. operations, which enabled the Company to utilize a number of tax credits. The effective tax rate for 1998 was 38.9 percent and reflects an unfavorable adjustment for prior years' taxes. The effective tax rate for 1997 was 34.7 percent. In 1997, foreign sales corporation (FSC) benefits and benefits derived from the remittance of foreign dividends were offset by a deferred tax charge resulting from the Company's decision to terminate corporate owned life insurance policies. At September 30, 1999, the Company had tax credit carryforwards of $1,216.

         The Company's financial results are affected by foreign exchange rate fluctuations. Generally, a weakening U.S. dollar causes the price of the Company's product to be more attractive in foreign markets and favorably impacts the Company's sales and earnings. A strengthening U.S. dollar has an unfavorable effect. This foreign exchange effect cannot be precisely isolated since many other factors affect the Company's foreign sales and earnings. These factors include product offerings and pricing policies of the Company and its competition, whether competition is foreign or U.S. based, changes in technology and local and worldwide economic conditions.

         The Company utilizes hedging techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations and balance sheet positions by entering into forward and option currency contracts and by borrowing in foreign currencies. The Company's foreign borrowings are used as a hedge of its net investments and for specified transactions. The Company does not speculate in foreign currencies or derivative financial instruments, and hedging techniques do not increase the Company's exposure to foreign exchange rate fluctuations.

Liquidity and Capital Resources
-------------------------------

         In 1999, net cash provided by operating activities was $9,659 and cash received from the sale of a business was $9,147. Cash was used to buy back $8,366, or 942,803 shares, of the Company's common stock through its stock repurchase programs, pay down debt by $3,056, purchase $1,545 of property, plant and equipment and pay $955 in dividends. Total cash of $13,426 at September 30, 1999, increased $4,105 from September 30, 1998. The Company plans to use the cash to continue to fund its stock repurchase program. Total debt of $3,000 at September 30, 1999 decreased from $6,099 at September 30, 1998, and the debt-to-capital ratio at year-end was 6.4 percent versus 13.6 percent at the end of fiscal 1998.

         The Company's credit agreement, which expires March 28, 2002, is a $25,000 debt facility ($3,000 outstanding at September 30, 1999) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime, LIBOR or FIBOR. The Company is required to pay a facility fee of between
 .175% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,281.

         At September 30, 1999, the Company had total unused lines of credit with domestic and foreign banks aggregating $27,281, including short-term and long-term lines of credit of $5,281 and $22,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. Principal payments on long-term debt are due in 2002.

         During 2000, the Company expects to finance capital spending, working capital requirements and the stock repurchase program with cash on hand and cash provided by operations. Capital expenditures in fiscal 2000 are expected to be somewhat higher than they were in 1999.

Outlook
-------

         Throughout 1999, the Company recognized increasing sales, earnings (before gains on sales and a favorable tax adjustment), orders and backlog. Additionally, order levels and backlog for fiscal 1999's fourth quarter were at record levels. Although there continues to be good activity, order levels for the first quarter of fiscal 2000 will be dependent on continued investment from the Company's customers in the semiconductor, telecommunications and other key electronics industries. However, due to the record backlog level, management does believe that sales and earnings before taxes for the first quarter of fiscal 2000 will be similar to or slightly better than those of the fourth quarter.

         The effective tax rate for fiscal 1999 was 18.0 percent; however, management expects the Company's effective tax rate will approximate the statutory rate in fiscal 2000.

Factors That May Affect Future Results
--------------------------------------

         Information included in the Letter to Shareholders and in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to financial performance, revenues, earnings, expenses, the tax rate, annual sales growth, pretax return on sales and return on equity constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

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

         The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company's overall tax liability. The Company's actual tax rate for fiscal 2000 could change from what is currently anticipated due to changes in various country's tax laws or changes in the Company's overall tax planning strategy.

         The Company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up half of the Company's revenue in fiscal 1999. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

         The Company recognizes the need to ensure that Year 2000 hardware and software issues will not adversely impact its operations. With regard to the Company's own information systems, a substantial portion of Year 2000 information technology compliance has been achieved in connection with the Company's ongoing program to upgrade its key information and operational systems. The Company completed the replacement of one remaining key system that was not Year 2000 compliant on October 1, 1999. These costs and any anticipated related costs will not have a material impact on the results of operations, financial condition or cash flows of future periods. With regard to the Company's own products, all products currently being sold have been evaluated for Year 2000 compliance. Most have been found to be ready for the Year 2000 change. Any exceptions have been identified and alternative solutions for continuing use of these products have been noted. The cost of identifying and modifying products for Year 2000 compliance did not have a material effect on the results of operations, financial condition or cash flows of future periods and any future costs are not expected to have a material impact. Lastly, the Company has surveyed its base of key suppliers to determine if their systems (insofar as they relate to the Company's business) comply with Year 2000 requirements. The Company is now monitoring their performance to process orders and deliver products as the Year 2000 approaches. There can be no assurance that the systems of other companies with which Keithley Instruments, Inc. does business will be able to adequately address the Year 2000 issue. If it is determined that any third party may not be ready, the Company will develop a contingency plan. While management does not expect that the failure of any third party to be fully compliant by January 1, 2000 would significantly affect results of operations, financial condition or cash flows of future periods, there can be no assurance that any such failure will not have an adverse effect on the Company's operations.

         The Company has modified its systems to accommodate the Euro. The cost of these modifications was immaterial to the Company's results of operations. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the Company's results of operations, financial condition or cash flows of future periods.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

         Response to this item is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

         The response to this Item 8 is included in a separate section at the end of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

         None.

                                    PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

         See the table listing the nominees for directors under the caption "Election of Directors" in the Company's Proxy Statement to be used in conjunction with the February 12, 2000 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which table is incorporated herein by this reference. The information required with respect to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" of this Form 10-K Annual Report and incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.
          -----------------------

         See the caption "Executive Compensation and Benefits" in the Company's Proxy Statement to be used in conjunction with the February 12, 2000 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

         See the caption "Principal Shareholders" in the Company's Proxy Statement to be used in conjunction with the February 12, 2000 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 1999, and is expected to render services in such capacity to the Company in the future.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

(a)(1)  FINANCIAL STATEMENTS OF THE COMPANY

         See Index to Consolidated Financial Statements at page F-1 of this Form 10-K Annual Report and the Financial Statements and Notes thereto which are included at Pages F-2 to F-27 of this Annual Report.

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

(a)(3)  INDEX TO EXHIBITS

        Exhibit
        Number          Description
        -------         -----------

        3(a)            Code of Regulations, as amended on February 11, 1985.
                        (Reference is made to Exhibit 3(b) of the Company's Form 10 Registration Statement (File No. 0-13648) as declared effective on July 31, 1985, which Exhibit is incorporated herein by reference.)

        3(b) Amended Articles of Incorporation, as amended on February 10, 1996. (Reference is made to Exhibit 3(c) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        4(a) Specimen Share Certificate for the Common Shares, without par value.

        4(b) Specimen Share Certificate for the Class B Common Shares, without par value. (Reference is made to Exhibit 4(b) of the Company's Form 10 Registration Statement (File No. 0-13648) as declared effective on July 31, 1985, which Exhibit is incorporated herein by reference.)

        10(a)           1984 Stock Option Plan, adopted in February 1984.
                        (Reference is made to the appropriate Exhibits of the Company's Form 10 Registration Statement (File No. 0-13648) as declared effected on July 31, 1985, which Exhibits are incorporated herein by reference.)

        10(b) Keithley Instruments, Inc. Supplemental Deferral Plan as amended.

        10(c) Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        10(d)           Employment Agreement, as amended, with Joseph P.
                        Keithley.

        Exhibit
        Number          Description
        ------          -----------
        10(e)           Supplemental Executive Retirement Plan.

        10(f)           1992 Stock Incentive Plan, as amended.

        10(g)           1992 Directors' Stock Option Plan.

        10(h) Credit Agreement dated as of May 31, 1994 by and among Keithley Instruments, Inc. and certain borrowing subsidiaries and the Banks named herein, and NBD Bank, N.A., as Agent. (Reference is made to Exhibit 10(u) of the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1994 (File No. 1-9965) which
                        Exhibit is incorporated herein by reference.)

        10(i)           1996 Outside Directors Deferred Stock Plan.
                        (Reference is made to Exhibit 10(x) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        10(j) First Amendment dated March 28, 1997, to the Credit Agreement dated May 31, 1994. (Reference is made to
                        Exhibit 10(y) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        10(k) 1997 Directors' Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company's Annual Report on form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which
                        Exhibit is incorporated herein by reference.)

        11              Statement Re Computation of Per Share Earnings.

        21              Subsidiaries of the Company.

        23              Consent of Experts.

        27              Financial Data Schedule (EDGAR version only).

ITEM 14(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarterly period ended September 30, 1999.

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

Keithley Instruments, Inc.
(Registrant)

By:   /s/     Joseph P. Keithley
  ------------------------------
              Joseph P. Keithley, (Chairman, President and Chief
               Executive Officer)

Date:   December 3, 1999
     ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature                           Title                                          Date
---------                           -----                                          ----
/s/  Joseph P. Keithley             Chairman of the Board of Directors,           12/3/99
--------------------------------    President and Chief Executive Officer
     Joseph P. Keithley             (Principal Executive Officer)


/s/  Brian R. Bachman               Director                                      12/3/99
--------------------------------
     Brian R. Bachman

/s/  James T. Bartlett              Director                                      12/3/99
--------------------------------
     James T. Bartlett

/s/  Arden L. Bement, Jr.           Director                                      12/3/99
--------------------------------
     Dr. Arden L. Bement, Jr.

/s/  James B. Griswold              Director                                      12/3/99
--------------------------------
     James B. Griswold

/s/  Leon J. Hendrix, Jr.           Director                                      12/3/99
--------------------------------
     Leon J. Hendrix, Jr.

/s/  William J. Hudson, Jr.         Director                                      12/3/99
--------------------------------
     William J. Hudson, Jr.

/s/  R. Elton White                 Director                                      12/3/99
--------------------------------
     R. Elton White

KEITHLEY INSTRUMENTS, INC.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                           Page No.
---------------------                                           --------

Report of Independent Accountants                                 F-2
Consolidated Statements of Income                                 F-3
Consolidated Balance Sheets                                       F-4
Consolidated Statements of Shareholders' Equity                   F-5
Consolidated Statements of Cash Flows                             F-6
Notes to Consolidated Financial Statements                        F-7

Financial Statement Schedule:
For the Three Years Ended September 30, 1999
Schedule II - Valuation and Qualifying Accounts                   F-28

Report of Independent Accountants

To the Board of Directors and Shareholders of Keithley Instruments, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio

November 5, 1999

Consolidated Statements of Income
For the years ended September 30, 1999, 1998 and 1997
(In Thousands of Dollars Except for Per-Share Data)

                                                  1999         1998         1997
                                               ---------    ---------    ---------
Net sales                                      $ 100,938    $ 117,776    $ 123,295
                                               ---------    ---------    ---------
Cost of goods sold                                39,923       50,332       51,924
Selling, general and administrative expenses      38,885       46,756       51,011
Product development expenses                      10,745       13,139       17,233
Gain on sale of businesses                        (5,153)      (2,852)          --
Special charges                                       --        1,172          771
Net financing (income) expenses                     (179)       1,040        1,145
                                               ---------    ---------    ---------
Income before income taxes                        16,717        8,189        1,211
Income taxes                                       3,009        3,185          421
                                               ---------    ---------    ---------
Net income                                     $  13,708    $   5,004    $     790
                                               =========    =========    =========
Basic earnings per share                       $    1.84    $     .64    $     .10
                                               =========    =========    =========
Diluted earnings per share                     $    1.79    $     .62    $     .10
                                               =========    =========    =========


The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 1999 and 1998
(In Thousands of Dollars Except for Share Data)

                                                              1999        1998
                                                            --------    --------
Assets
Current assets:
     Cash and cash equivalents                              $ 13,426    $  9,321
     Accounts receivable and other, net of allowances
           of $679 and $704 as of September 30, 1999
           and 1998, respectively                             19,633      17,586
     Inventories:
           Raw materials                                       4,853       5,997
           Work in process                                     4,009       3,163
           Finished products                                   2,187       2,490
                                                            --------    --------
                 Total inventories                            11,049      11,650
     Deferred income taxes                                     3,074       3,267
     Prepaid expenses                                            519         503
                                                            --------    --------
                 Total current assets                         47,701      42,327
                                                            --------    --------
Property, plant and equipment, at cost:
     Land                                                      1,325       1,325
     Buildings and leasehold improvements                     15,090      14,984
     Manufacturing, laboratory and office equipment           21,878      23,025
                                                            --------    --------
                                                              38,293      39,334
        Less-Accumulated depreciation and amortization        25,617      24,723
                                                            --------    --------
                 Total property, plant and equipment, net     12,676      14,611
                                                            --------    --------

Deferred income taxes                                          7,801       8,087
Other assets                                                   6,573       5,992
                                                            --------    --------
Total assets                                                $ 74,751    $ 71,017
                                                            ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                       $  8,119    $  6,191
     Accrued payroll and related expenses                      5,872       4,203
     Other accrued expenses                                    6,046       6,902
     Income taxes payable                                      3,382       4,591
                                                            --------    --------
                 Total current liabilities                    23,419      21,887
                                                            --------    --------
Long-term debt                                                 3,000       6,099
Other long-term liabilities                                    4,543       4,277
Deferred income taxes                                              8          12
Shareholders' equity:
     Common Shares, stated value $.025:
       Authorized - 30,000,000; issued and outstanding -
       4,415,349 in 1999 and 5,092,903 in 1998                   132         127
     Class B Common Shares, stated value $.025:
       Authorized - 9,000,000; issued and outstanding -
       2,692,528 in 1999 and 2,785,378 in 1998                    67          70
     Capital in excess of stated value                         9,071       8,877
     Earnings reinvested in the business                      42,623      29,870
     Accumulated other comprehensive income                      112         429
     Unamortized portion of restricted stock plan               (239)       (283)
     Common Shares held in treasury, at cost                  (7,985)       (348)
                                                            --------    --------
                 Total shareholders' equity                   43,781      38,742
                                                            --------    --------
Total liabilities and shareholders' equity                  $ 74,751    $ 71,017
                                                            ========    ========

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders' Equity
For the years ended September 30, 1999, 1998 and 1997
(In Thousands of Dollars)

                                                              Accumulated other
                                                            comprehensive income
                                                            ---------------------

                                                   Capital   Earnings   Minimum                Unamortized    Common
                                          Class B in excess reinvested  pension    Cumulative   portion of    Shares      Total
                                 Common   Common  of stated  in the    liability   translation  restricted    held in  shareholders
                                 Shares   Shares    value    business  adjustment  adjustment   stock plan   treasury    equity
                              ---------   ------- --------- ---------- ---------- ----------- ------------- ---------- ------------
BALANCE SEPTEMBER 30, 1996          116        70     5,293     25,865      --             562         (14)      (136)    31,756
Comprehensive Income:
    Net Income                                                     790
    Translation adjustment                                                                (550)
Total comprehensive income                                                                                                   240
Cash dividends:
   Common Shares ($.125 per
      share)                                                      (603)                                                     (603)
   Class B Common Shares
      ($.10  per share)                                           (279)                                                     (279)
Shares issued under stock
 plans                                6               2,004                                           (742)                1,268
Repurchase of Common Shares                                                                                      (124)      (124)
Gains from hedging net
   investments in foreign
   subsidiaries                                                                            238                               238
Amortization                                                                                           187                   187
                              ---------   -------  -------- ---------- ---------- -----------    --------- ---------- ----------
BALANCE SEPTEMBER 30, 1997          122        70     7,297     25,773                     250        (569)      (260)    32,683

Comprehensive Income:
    Net Income                                                   5,004
    Translation adjustment                                                                 146
Total comprehensive income                                                                                                 5,150
Cash dividends:
   Common Shares ($.125 per                                       (629)                                                     (629)
      share)
   Class B Common Shares ($.10                                    (278)                                                     (278)
      per share)
Shares issued under stock
  plans                               5               1,580                                                                1,585
Repurchase of Common Shares                                                                                       (88)       (88)
Gains from hedging net
   investments in foreign
   subsidiaries                                                                             33                                33
Amortization                                                                                           286                   286
                              ---------   -------  -------- ---------- ----------   ---------- ----------- ---------- ----------
BALANCE SEPTEMBER 30, 1998          127        70     8,877     29,870      --             429        (283)      (348)    38,742

Comprehensive Income:
    Net Income                                                  13,708
    Translation adjustment                                                                (281)
    Minimum pension
     liability adj.                                                           (39)
Total comprehensive income                                                                                                13,388
Cash dividends:
   Common Shares ($.14 per
      share)                                                      (653)                                                     (653)
   Class B Common Shares
      ($.112 per share)                                           (302)                                                     (302)
Shares issued under stock plans       2                 194                                                     1,077      1,273
Conversion to Common Shares           3        (3)                                                                          --
Repurchase of Common Shares                                                                                    (8,714)    (8,714)
Gains from hedging net
   investments in foreign
   subsidiaries                                                                              3                                 3
Amortization                                                                                            44                    44
                              =========   =======  ======== ========== =========== =========== =========== ========== ==========
BALANCE SEPTEMBER 30, 1999          132        67     9,071     42,623        (39)         151        (239)    (7,985)    43,781
                              =========   =======  ======== ========== =========== =========== =========== ========== ==========


The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 1999, 1998 and 1997
(In Thousands of Dollars)

                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
     Net income                                               $ 13,708    $  5,004    $    790
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities:
           Depreciation                                          2,923       3,653       3,823
           Amortization of intangible assets                        --         196         222
           Deferred income taxes                                   475         (22)     (1,140)
           Deferred compensation                                   183         331         229
           Special charges                                          --         551        (771)
           Gain on sale of businesses                           (5,153)     (2,852)         --
     Change in current assets and liabilities:
                 Accounts receivable and other                  (2,488)      6,625      (6,969)
                 Inventories                                    (1,581)      3,670         486
                 Prepaid expenses                                  156        (648)         29
                 Other current liabilities                       2,205      (3,320)      1,427
     Other operating activities                                   (769)       (155)        863
                                                              --------    --------    --------
Net cash provided by (used in) operating activities              9,659      13,033      (1,011)
                                                              --------    --------    --------

Cash flows from investing activities:
     Capital expenditures                                       (1,545)     (2,753)     (5,849)
     Proceeds received from sale of assets                       9,147       8,683          --
     Cash expenditures for sale of assets                       (1,636)       (759)         --
Other investing activities                                          58          96         202
                                                              --------    --------    --------
Net cash provided by (used in) investing activities              6,024       5,267      (5,647)
                                                              --------    --------    --------

Cash flows from financing activities:
     Net decrease in short-term debt                                --         (16)        (45)
     Borrowing (payment) of long-term debt                      (3,056)    (11,314)      4,520
     Proceeds from sale of Common Shares                           925       1,458       1,144
     Purchase of Treasury Shares                                (8,366)         --          --
     Cash dividends                                               (955)       (907)       (882)
                                                              --------    --------    --------
   Net cash provided by (used in) financing activities         (11,452)    (10,779)      4,737
                                                              --------    --------    --------

Effect of changes in foreign currency exchange
   rates on cash and cash equivalents                             (126)         73        (347)
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents                 4,105       7,594      (2,268)
Cash and cash equivalents at beginning of period                 9,321       1,727       3,995
                                                              --------    --------    --------
Cash and cash equivalents at end of period                    $ 13,426    $  9,321    $  1,727
                                                              ========    ========    ========
Supplemental disclosures of cash flow information
     Cash paid during the year for:
           Income taxes                                       $  3,641    $    972    $  1,981
           Interest                                                179         891       1,140

Disclosure of accounting policy
      For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Per-Share Data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
      The consolidated financial statements include the accounts of Keithley Instruments, Inc. and its subsidiaries. Intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to be consistent with the current year's presentation.

REVENUE RECOGNITION
-------------------
      Sales are recognized at time of shipment for all products.

NATURE OF OPERATIONS
--------------------
      The Company operates in a single industry segment and is engaged in the design, development, manufacture and marketing of complex electronic instruments and systems. Its products provide electrical measurement-based solutions to the telecommunications, semiconductor and electronic components industries. Engineers and scientists around the world use the Company's advanced hardware and software for process monitoring, production test and basic research.

PRODUCT DEVELOPMENT EXPENSES
----------------------------
      Expenditures for product development are charged to expense as incurred. These expenses include the cost of computer software, an integral part of certain products. Costs defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," are immaterial to the financial statements and have been expensed as incurred. The Company continually reviews the materiality and financial statement classification of computer software expenditures.

INVENTORIES
-----------
      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
      Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases.

OTHER ACCRUED EXPENSES
----------------------
      Included in the "Other accrued expenses" caption of the Consolidated Balance Sheets at September 30, 1999 and 1998, were $1,476 and $1,599, respectively, for commissions payable to outside sales representatives of the Company.

CAPITAL STOCK
-------------
      The Company has two classes of stock. The Class B Common Shares have ten times the voting power of the Common Shares but are entitled to cash dividends of no more than 80% of the cash dividends on the Common Shares. Holders of Common Shares, voting as a class, elect one-fourth of the Company's Board of Directors and participate with holders of Class B Common Shares in electing the balance of the Directors and in voting on all other corporate matters requiring shareholder approval. Additional Class B Common Shares may be issued only to holders of such shares for stock dividends or stock splits. These shares are convertible at any time to Common Shares on a one-for-one basis.

      Included in the "Common shares held in treasury, at cost" caption of the Consolidated Balance Sheets at September 30, 1999 and 1998, were Common Shares repurchased to settle non-employee Directors' fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. At September 30, 1999, the caption also included shares repurchased through the Company's share repurchase programs. (See Note D.)

INCOME TAXES
------------
      Provision has been made for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 1999, 1998 and 1997.

USE OF ESTIMATES
----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE
------------------
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Acccounting Standards No. 128, "Earnings Per Share." The Company adopted this standard in 1998. All per share amounts have been restated in accordance with the new standard.

      Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

                                   1999            1998               1997
                               ---------        -----------         ---------
Basic                          7,447,081          7,799,507         7,588,094
Diluted                        7,657,425          8,065,289         7,866,750


HEDGING AND RELATED FINANCIAL INSTRUMENTS
------------------------------------------
      The Company utilizes foreign currency borrowings and foreign exchange forward contracts to hedge foreign exchange risks for sales denominated in foreign currencies and net equity or unremitted foreign earnings.

      To hedge sales, the Company purchases foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and the Company's margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the operating revenues and expenses are recorded.

      To hedge equity or unremitted earnings, the Company borrows foreign currencies or purchases foreign exchange forward contracts. Realized and unrealized after-tax gains or losses on the hedging instruments are reflected in the cumulative translation adjustment component of shareholders' equity.

      The Company has entered into a swap instrument to mitigate the risk of interest rate changes. The amount exchanged under the swap agreement is included in the "Net financing (income) expenses" caption of the Consolidated Statements of Income. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

      The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments. Because the counterparties are major financial institutions, the Company does not expect such nonperformance.

OTHER ACCOUNTING PRONOUNCEMENTS
-------------------------------
      In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). This Statement requires expenses incurred during the application development stage of a software implementation project to be capitalized and amortized over the useful life of the project. SOP 98-1 is required to be adopted in the Company's fiscal year ending September 30, 2000. Application of this standard is not expected to have a material impact on the consolidated results of financial position of the Company.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 for one year, therefore, SFAS 133 will be required to be adopted in the Company's first quarter of its fiscal year ending September 30, 2001. The Company has not yet determined the financial statement impact of this Statement.

NOTE B - SALE OF ASSETS
         On August 10, 1998, the Company sold certain assets used in the operation of its Radiation Measurements Division (RMD) to Inovision Radiation Measurements, L.L.C. for $8,215 in cash. Additionally, the Company received $468 for certain liabilities incurred in the operation of RMD that were not assumed by the buyer. The agreement, which was effective July 31, 1998, included the sale of RMD's inventory, accounts receivable, machinery, equipment and other tangible personal property, and intangible assets including patents and technology. The sale resulted in a pretax gain of $2,852, or $.22 per share, recorded in the fourth quarter of fiscal 1998.

         On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The Company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.39 per share, recorded in the first quarter of fiscal 1999.

         During the fourth quarter of fiscal 1999, an additional pretax gain of $345, or $.03 per share, was recorded for the above mentioned sales of businesses. At the time of the sales of these businesses, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustment recorded in the fourth quarter of fiscal 1999 represents the settlement of certain of these issues.

NOTE C - SPECIAL CHARGES
         An analysis of special charges recorded in the Consolidated Statements of Income in 1998 and 1997, and the amount accrued in the Consolidated Balance Sheets at September 30, 1999 and 1998 is as follows:

                                                                                   Accrued at
                                                     Expense                      September 30,
                                                     -------                      -------------
Description:                                     1998           1997              1999      1998
                                                 ----           ----              ----      ----
Write off of goodwill                         $   519       $     --           $   --     $   --
Severance, outplacement and
  other personnel costs                           290           (291)               2         24
Lease and related costs                           280           (525)             180        248
Impaired inventory and equipment                  122             49               --         --
Relocation of facility and employees               25          1,073               --         --
Recruiting and consulting costs                    --            187               --         --
Manufacturing start-up costs                       --            282               --         --
European operating subleases                      (64)            (4)             474        540
                                              -------        -------              ---        ---
Totals                                         $1,172         $  771             $656       $812
                                               ======         ======             ====       ====


         The Company did not record any special charges during fiscal 1999. Due to continued weakness in the semiconductor capital equipment industry throughout 1998, the Company incurred special charges in 1998 for cost reduction actions taken in the second quarter relative to its semiconductor business. Also, the Company decided to change the methodology of pursuing its WLR business, which was part of the 1996 acquisition of Turner Engineering Technology. As a result of this decision, the Company reviewed the carrying value of the goodwill using the estimated future cash flow method and determined that the goodwill was impaired. 1998 special charges include $519 for the write-off of the remaining balance of the goodwill. Additionally, the Company decided to further consolidate its manufacturing operations. As a result, special charges in 1998 include lease costs accrued on a leased facility the Company will no longer occupy. The reversal of European operating subleases represents a change in circumstances in 1998. The special charges recorded during 1998 of $1,172 pretax, or $.09 per share, include $551 in noncash charges.

         Special charges of $771 pretax, or $.06 per share, recorded in 1997 include gross costs of $1,902 primarily for the relocation of the Keithley MetraByte operation from Taunton, Massachusetts to Cleveland, Ohio, net of a reversal of $1,131 of expense (noncash) recorded during 1996 primarily for closing the Taunton facility. The reversal of 1996 expense relates to changes in circumstances that occurred during 1997. $256 of the gross expense represents a noncash charge to reserve for additional impaired inventory. In September 1996, management made the decision to relocate the Keithley MetraByte operation to its Cleveland, Ohio facility due to a lack of growth in sales and poor earnings. The relocation was completed in July 1997, and during 1998, the Keithley MetraByte operation was combined with the Company's Instruments group to form the Test and Measurement business unit.

         At September 30, 1999 and 1998, $257 and $272, respectively, were accrued in the Consolidated Balance Sheets under the category "Other accrued expenses" and $399 and $540, respectively, were accrued under the category "Other long-term liabilities."

NOTE D - SHARE REPURCHASE PROGRAMS
         On November 11, 1998, the Company commenced a tender offer to repurchase up to 2,000,000 of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $7.00 nor less than $5.75 per share. The offer expired on December 10, 1998, and resulted in the purchase of 405,733 Common Shares at $7.00 per share plus expenses of approximately $1.00 per share.

         At the conclusion of the Dutch Auction, the Company's Board of Directors approved a program to repurchase up to 1,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program are expected to be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the Company's employee stock purchase plan. During fiscal 1999 the Company purchased 537,070 Common Shares at an average price of $9.54 per share including commissions. Since commencing the tender offer in November 1998, the Company has purchased under both buy back plans a total of 942,803 Common Shares, which constitutes 12 percent of the combined Common and Class B Common Shares at the start of the buy back programs, at an average price of $8.87 per share including commissions. During fiscal 1999, the Company reissued 100,427 treasury shares in settlement of shares purchased through the Company's stock option plans and employee stock purchase plan.

NOTE E - FINANCING ARRANGEMENTS

                                                              September 30,
                                                              -------------
                                                            1999           1998
                                                            ----           ----
Long-term debt:
Revolving loans with various banks with interest
 due monthly; principal due
March 28, 2002:
    U.S. dollar denominated loans with an interest
      rate of 6.3% and 6.4% based on LIBOR at              $ 3,000         $ 5,500
      September 30, 1999 and 1998, respectively
    Deutsche mark denominated loans with an interest
      rate of 3.8% based on FIBOR                               --             599
                                                           -------         -------
                                                             3,000           6,099
   Less-current installments on long-term debt                  --              --
                                                           -------         -------
Total long-term debt                                       $ 3,000         $ 6,099
                                                           =======         =======


      The Company's credit agreement, which expires March 28, 2002, is a $25,000 debt facility ($3,000 outstanding at September 30, 1999) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime, LIBOR or FIBOR. The Company is required to pay a facility fee of between
 .175% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,281.

      At September 30, 1999, the Company had total unused lines of credit with domestic and foreign banks aggregating $27,281, including short-term and long-term lines of credit of $5,281 and $22,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. Principal payments on long-term debt are due in 2002.

      The three-month LIBOR interest rate was 6.1 and 5.3 percent at September 30, 1999 and 1998.

      The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.8 percent, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized over the life of the agreement. At September 30, 1999 interest rate levels, the swap requires the Company to make payments to the bank and would cost the Company approximately $24 to terminate.

      Following is an analysis of net financing (income) expenses:

                                          1999            1998            1997
                                        -------         -------         -------
Interest expense                        $   220         $ 1,137         $ 1,315
Investment income                          (399)            (97)           (170)
                                        -------         -------         -------
                                        $  (179)        $ 1,040         $ 1,145
                                        =======         =======         =======

NOTE F - FOREIGN CURRENCY
      The functional currency for the Company's foreign subsidiaries is the applicable local currency. Income and expenses are translated into U.S. dollars at average exchange rates for the period. Assets and liabilities are translated at the rates in effect at the end of the period. Translation gains and losses are recognized in the cumulative translation component of shareholders' equity.

      Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statement of Income includes gains (losses) from such foreign exchange transactions of $40, $(138) and $95 for 1999, 1998 and 1997, respectively.

      At September 30, 1999, the Company had obligations under foreign exchange forward contracts to sell 1,800,000 Euros and 180,000 British pounds at various dates through December 1999. The total U.S. dollar equivalent amount of these foreign exchange contracts of $2,189 includes an unrecognized loss of $32 at September 30, 1999.

NOTE G - EMPLOYEE BENEFIT PLANS
         The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee's length of service and a percentage of compensation above certain base levels. A summary of components of net periodic pension cost is shown below:

                                                   1999       1998        1997
                                                  -------    -------    -------
Service cost-benefits earned during the period    $ 1,011    $   945    $   733
Interest cost on projected benefit obligation       1,443      1,356      1,192
Actual return on assets                            (2,141)    (3,791)    (3,470)
Net amortization and deferral                          92      2,073      2,115
                                                  -------    -------    -------
Net periodic pension cost                         $   405    $   583    $   570
                                                  =======    =======    =======

      The following table sets forth the funded status of the Company's plans and the related amounts recognized in the Consolidated Balance Sheet at September 30, 1999 and 1998:

                                                                        Non-U.S.
                                            United States Plan           Plan
                                                Overfunded             Underfunded*
                                           --------------------    --------------------
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
Benefit obligation at beginning of year    $ 16,999    $ 15,219    $  4,098    $  2,777
Service cost                                    831         780         180         165
Interest cost                                 1,213       1,186         229         170
Actuarial (gain) loss                          (397)        188        (321)        805
Benefits paid                                  (611)       (421)        (84)        (41)
Plan amendment                                   --         457          --          --
Curtailment gain                                 --        (410)         --          --
Foreign currency exchange rate changes           --          --        (358)        222
                                           --------    --------    --------    --------
Benefit obligation at year end             $ 18,035    $ 16,999    $  3,744    $  4,098
                                           ========    ========    ========    ========

                                                                            Non-U.S.
                                                United States Plan           Plan
                                                    Overfunded             Underfunded*
                                              --------------------    --------------------
                                                 1999      1998         1999       1998
                                              --------    --------    --------    --------
CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning
   of year                                    $ 23,500    $ 19,474    $    655    $    498
Actual return on pension assets                  2,130       3,718          10          72
Employer contributions                             157         728          50          54
Benefits paid                                     (611)       (420)        (11)         (4)
Foreign currency exchange rate changes              --          --         (59)         35
Fair value of plan assets at end of year        25,176      23,500         645         655
                                              --------    --------    --------    --------
Funded status - over (under) funded              7,141       6,501      (3,099)     (3,443)
Unrecognized actuarial gains                    (5,582)     (5,146)        151         474
Unrecognized prior service cost                  1,329       1,470          53          63
Unrecognized initial net (asset) obligation       (270)       (314)        165         201
                                              --------    --------    --------    --------

Prepaid pension assets (pension liability)
  recognized in the Consolidated Balance
  Sheets                                      $  2,618    $  2,511    $ (2,730)   $ (2,705)
                                              ========    ========    ========    ========

*The Company has purchased indirect insurance of $2,634 which is expected to be available to the Company as non-U.S. pension liabilities of $2,730 mature. The caption, "Other assets," on the Company's Consolidated Balance Sheets includes $2,634 and $2,776 at September 30, 1999 and 1998, respectively, for this asset. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," this Company asset is not included in the non-U.S. plan assets.

         The significant actuarial assumptions as of the year-end measurement date were as follows:

                                                         1999     1998      1997
                                                         ----     ----      ----
UNITED STATES PENSION PLAN:
Discount rate                                            7.25%     7.5%     7.5%
Expected long-term rate of return on plan assets         8.25%    8.25%     8.5%
Rate of increase in compensation levels                   5.0%     5.0%     5.5%

NON-U.S. PENSION PLAN:
Discount rate                                             6.0%     6.0%    6.25%
Expected long-term rate of return on plan assets          7.0%     7.0%     7.0%
Rate of increase in compensation levels                   4.0%     4.0%     3.5%

      The "Projected Unit Credit" Actuarial Cost Method is used to determine the Company's annual expense.

      For the United States plan, the Company uses the "Entry Age Normal" Actuarial Cost Method to determine its annual funding requirements. United States plan assets are invested primarily in common stocks and fixed-income securities.

      Although there are no requirements for the Company to fund the non-U.S. pension plan, the Company has made contributions in the past. Non-U.S. plan assets represent employee and Company contributions and are invested in a direct insurance contract payable to the individual participants.

      The sale of the Radiation Measurements Division's assets resulted in the termination of essentially all the Division's employees. As a result, the Company recognized a gain for pension curtailment of $410 in 1998. The gain is included in the "Gain on sale of businesses" caption on the Company's Consolidated Statement of Income. (See Note B.)

      In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $932, $443 and $403 in 1999, 1998 and 1997, respectively.

      The Company also has an unfunded supplemental executive retirement plan
(SERP) for former key employees which includes retirement, death and disability benefits. Expense (income) recognized for these benefits was $37, $12 and $(3), for 1999, 1998 and 1997, respectively. The income recognized during 1997 was due to an officer taking early retirement causing a reversal of previously accrued expense. Liabilities of $190 and $170 were accrued in the "Other long-term liabilities" caption on the Company's Consolidated Balance Sheets to meet all SERP obligations at September 30, 1999 and 1998, respectively.

NOTE H - STOCK PLANS

Stock Option Plans
------------------
      Under the 1984 Stock Option Plan and the 1992 Stock Incentive Plan, 675,000 and 1,900,000 of the Company's Common Shares, respectively, were reserved for the granting of options to officers and other key employees. After February 11, 1994, no new grants could be issued from the 1984 Stock Option Plan. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans can not be less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee on the date the option is granted. The 1992 Stock Incentive Plan also provides for restricted stock awards and stock appreciation rights. This plan will expire on February 8, 2002. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms.

       The 1997 Directors' Stock Option Plan provides for the issuance of 200,000 of the Company's Common Shares to non-employee Directors. Under the terms of the plan, each non-employee Director is automatically granted an option to purchase 5,000 Common Shares at the close of each annual shareholders' meeting. The plan will expire on February 15, 2007. On February 15, 1997, the Company's Board of Directors terminated the 1992 Directors' Stock Option Plan. Prior to its termination, this plan provided for the issuance of 60,000 of the Company's Common Shares to non-employee Directors, with each non-employee Director automatically granted an option to purchase 600 Common Shares at the close of each annual shareholders' meeting. All options outstanding at the time of termination of the plans shall continue in full force and effect in accordance with their terms. The option price for grants under both plans is the fair market value of a Common Share on the date of grant. The options under both plans are exercisable six months and one day after the date of grant and will expire after ten years.

The activity under all option plans was as follows:

                                                        Outstanding                          Exercisable
                                                                               Weighted                    Weighted
                                                                                Average                     Average
                                                              Number           Exercise       Number       Exercise
                                                            of Shares           Price       of Shares       Price
                                                            ---------           -----       ---------       -----
September 30, 1996                                                1,171,989         $ 8.24     400,044       $ 5.45
 Options granted at fair market value                               310,000          11.18
 Options granted above fair market value                              1,100          11.54
 Options granted below fair market value                             82,528              -
 Options exercised                                                (124,873)           1.70
 Options forfeited                                                 (37,212)           9.23
                                                       -------------------------------------------------------------

September 30, 1997                                                1,403,532           8.97     593,607         7.01
 Options granted at fair market value                               280,050           5.70
 Options granted above fair market value                             38,204          10.18
 Options granted below fair market value                             30,322           4.83
 Options exercised                                                (111,228)           5.37
 Options forfeited                                                (264,011)           9.47
                                                       -------------------------------------------------------------

September 30, 1998                                                1,376,869           8.44     707,844         7.93
 Options granted at fair market value                               313,200           8.20
 Options granted above fair market value                             45,658           5.65
 Options granted below fair market value                             33,184           7.23
 Options exercised                                                (157,919)           5.11
 Options forfeited                                                 (97,677)           7.53
                                                       -------------------------------------------------------------

September 30, 1999                                                1,513,315          $8.69     785,169        $9.42
                                                       =============================================================


   The options outstanding at September 30, 1999 have been segregated into ranges for additional disclosure as follows:

----------------------------------------------------------------------------- ----------------------------------
                                Outstanding                                              Exercisable
------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
                                           Weighted Average
                                           Remaining        Weighted Average                    Weighted Average
Range of Exercise        Number of Shares  Contractual      Exercise          Number of Shares  Exercise
Prices                   Outstanding       Life             Price             Exercisable       Price
------------------------ ----------------- ---------------- ----------------- ----------------- ----------------
$4.13 - $5.06                  405,583     6.76 years       $ 4.96                  179,433     $ 4.83
$5.19 - $8.81                  408,032     9.17 years       $ 8.09                   85,832     $ 7.66
$9.06 - $10.00                 290,300     5.96 years       $ 9.27                  227,100     $ 9.23
$11.44 - $15.69                409,400     6.46 years       $12.56                  292,804     $12.89
                             1,513,315     7.18 years       $ 8.69                  785,169     $ 9.42
------------------------ ----------------- ---------------- ----------------- ----------------- ----------------

1993 Employee Stock Purchase Plan
---------------------------------

         On February 5, 1994, the Company's shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company's Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower market price at the beginning or ending of the calendar plan year. A total of 750,000 Common Shares are available for purchase under the plan. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During 1999 and 1998, 58,393 and 108,602 shares, respectively, were purchased by employees at a price of $7.38 per share.

Pro Forma Disclosure
--------------------
         As of September 30, 1999, the Company had various stock-based compensation plans that are described above. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company's consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. During 1999 and 1998, $44 and $260, respectively, was recognized in compensation expense for such grants. Alternatively, under the fair value method of accounting provided for under Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS
123), the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

         The weighted average fair value of options granted under stock options plans in 1999, 1998 and 1997 was $3.52, $2.29 and $4.97, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                               1999          1998           1997
                                               ----          ----           ----
Expected life (years)                           4.6           4.4           5.0
Risk-free interest rate                         5.5%          4.8%          6.0%
Volatility                                     46.0%         41.5%         41.5%
Dividend yield                                  1.3%          1.3%          1.3%

      The weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 1999, 1998 and 1997 was $2.93, $3.05 and $5.49, respectively. The fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                               1999          1998          1997
                                               ----          ----          ----
Expected life (years)                           1.0           1.0           1.0
Risk-free interest rate                         5.0%          5.1%          5.5%
Volatility                                     42.7%         41.5%         41.5%
Dividend yield                                  1.3%          1.3%          1.3%

       The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

                                             1999            1998            1997
                                             ----            ----            ----

Pro forma net income                      $   12,706      $    4,226     $      214
Pro forma earnings per share:
       Basic                              $     1.71      $     0.54     $     0.03
       Diluted                            $     1.66      $     0.52     $     0.03

         For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.
SFAS 123 is applicable only to awards made after fiscal 1995.

NOTE I - INCOME TAXES

         For financial reporting purposes, income (loss) before income taxes includes the following components:

                                                1999         1998         1997
                                                ----         ----         ----
      United States                            $ 14,130    $  4,923    $   (892)
      Non-U.S                                     2,587       3,266       2,103
                                               --------    --------    --------
                                               $ 16,717    $  8,189    $  1,211
                                               ========    ========    ========
      The provision (benefit) for income
        taxes is as follows:
                                                   1999        1998        1997
                                               --------    --------    --------
Current:
      Federal                                  $  1,143    $  1,416    $    275
      Non-U.S                                     1,191       1,622       1,091
      State and local                               200         169         195
                                               --------    --------    --------
      Total current                               2,534       3,207       1,561
                                               --------    --------    --------
Deferred:
      Federal                                       275         310      (1,124)
      Non-U.S                                       200        (332)        (16)
                                               --------    --------    --------
      Total deferred                                475         (22)     (1,140)
                                               --------    --------    --------
      Total provision                          $  3,009    $  3,185    $    421
                                               ========    ========    ========


         Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

                                                 1999        1998         1997
                                                 ----        ----         ----
Federal income tax at statutory rate           $  5,684    $  2,784    $    412
State and local income taxes                        133         111         129
Tax on non-U.S. income and tax credits              (72)       (333)       (945)
Change in valuation allowance                    (1,928)         --          --
Terminated life insurance contract                   --          --         877
Adjustment for prior years' taxes                  (168)        480          --
Tax credits                                        (685)         --          --
Other                                                45         143         (52)
                                               --------    --------    --------
Effective income tax                           $  3,009    $  3,185    $    421
                                               ========    ========    ========

         Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

Deferred tax assets:                                        1999          1998
-------------------                                         ----          ----
Capitalized research and development                      $  4,824     $  5,707
Depreciation                                                   980          949
Warranty                                                       367          627
Intangibles                                                    181          965
State and local taxes                                        1,196        1,685
Alternative minimum tax credit carryforwards                 1,148        1,151
Deferred compensation                                          784          693
Inventory                                                    1,402        1,673
General business credit carryforwards                           68        1,013
Other                                                        1,123        1,203
                                                          --------     --------
Total deferred tax assets                                   12,073       15,666
                                                          --------     --------
Valuation allowance for deferred tax assets                     --       (3,127)
                                                          --------     --------
                                                            12,073       12,539
                                                          --------     --------

Deferred tax liabilities:
------------------------
Pension contribution                                           890          768
Other                                                          316          429
                                                          --------     --------
Total deferred tax liabilities                               1,206        1,197
                                                          --------     --------
Net deferred tax assets                                   $ 10,867     $ 11,342
                                                          ========     ========

      The valuation allowance at the end of 1998 related to tax credit carryforwards and certain state tax benefits which in the opinion of management would likely not be realized. The current year decrease relates primarily to the utilization of tax credits and in managements' opinion, the remaining tax credits will be utilized in the future based upon improved profitability in the Company's U.S. operations during 1999.

      At September 30, 1999, the Company had tax credit carryforwards as follows:
                                                             Year Expiration
                                                                Commences
                                                                ---------
General business credit                $     68                    2012
Alternative minimum tax credit            1,148                  Indefinite

NOTE J - LEASES
      The Company leases certain equipment under capital leases. Manufacturing, laboratory and office equipment includes $495 of leased equipment at September 30, 1999 and 1998, respectively. Accumulated depreciation includes $494 and $483 at September 30, 1999 and 1998, respectively, related to these leases. The Company also leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $211 in 1999, $95 in 1998 and $84 in 1997) for 1999, 1998 and
1997 was $1,657, $2,165 and $2,658, respectively. Future minimum lease payments under operating leases are:

      2000                                 $1,953
      2001                                  1,444
      2002                                    883
      2003                                    599
      2004                                    528
      After 2004                            1,542
                                           ------
Total minimum operating lease payments     $6,949
                                           ======

NOTE K - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company adopted FASB Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the fiscal year ended September 30, 1999. This statement designated the internal organization, that is used by management, for making operating decisions and assessing performance as the source of the Company's reportable segments. It also required disclosures about products and service, geographic areas and major customers.

         The Company's business is to develop measurement-based solutions to verify customers' product performance. All the Company's products are computer based (multi-point) systems operating under software control. The Company's customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Keithley's advanced hardware and software is used for process monitoring, production test and basic research. Although the Company's products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. As such, the Company's management determined the Company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

                                         1999              1998           1997
                                         ----              ----           ----
NET SALES:
United States                           $ 50,672        $ 60,653        $ 67,503
Europe                                    31,986          33,694          31,606
Pacific Basin                             12,513          17,253          18,291
Other                                      5,767           6,176           5,895
                                        --------        --------        --------
                                        $100,938        $117,776        $123,295
                                        ========        ========        ========
LONG-LIVED ASSETS:
United States                           $ 15,898        $ 17,075        $ 20,670
Germany                                    3,017           3,136           2,791
Other                                        334             392             312
                                        --------        --------        --------
                                        $ 19,249        $ 20,603        $ 23,773
                                        ========        ========        ========

NOTE L - CONTINGENCIES
      The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Unaudited Quarterly Results of Operations
(In Thousands of Dollars Except for Per-Share Data)

                                            First    Second     Third    Fourth
                                            -----    ------     -----    ------
Fiscal 1999
Net sales                                  $20,881   $24,387   $25,947   $29,723

Gross profit                                12,075    14,635    15,985    18,320

Gain on sale of business                     4,808        --        --       345

Income before income taxes (1)               5,772     2,756     3,357     4,832

Net income (2)                               3,783     1,984     4,612     3,329

Diluted earnings per share (1) (2)             .48       .26       .61       .44


Fiscal 1998
Net sales                                  $31,623   $29,696   $28,578   $27,879

Gross profit                                18,584    16,688    16,443    15,729

Gain on sale of business                        --        --        --     2,852

Income before income taxes (1) (3)           1,636     1,162       996     4,395

Net income (2) (3)                           1,096       779       667     2,462

Diluted earnings per share (1) (2) (3)         .14       .10       .08       .31



(1) The first and fourth quarter of fiscal 1999 include pretax income of $4,808, or $.39 per share, and $345, or $.03 per share, for the gain on the sales of businesses, respectively. The fourth quarter of fiscal 1998 includes pretax income of $2,852, or $.22 per share, for the gain on the sale of a business.

(2) The third quarter of fiscal 1999 includes a favorable adjustment of $2,195, or $.29 per share, from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.
     S. operations. The fourth quarter of fiscal 1998 includes a charge for prior years' taxes of $480, or $.06 per share.

(3) The second and fourth quarters of fiscal 1998 include pretax charges of $335, or $.03 per share, and $837, or $.06 per share, in special charges, respectively. The third and fourth quarter of fiscal 1998 include pretax charges of $663, or $.06 per share, and $547, or $.03 per share for severance and other officer retirement expenses, respectively.

SCHEDULE II
                           KEITHLEY INSTRUMENTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                            (In Thousands of Dollars)




Column A                                  Column B       Column C          Column D         Column E
--------                                  --------       --------          --------         --------
                                         Balance at     Charged to
                                        Beginning of     Costs and                         Balance at End
Description                               Period          Expenses       Deductions (1)    of Period
-----------                            -------------    -----------      --------------    --------------
For the Year Ended
September 30, 1999:

Valuation allowance for
deferred tax assets                      $3,127          $ --                $3,127            $ --

For the Year Ended
September 30, 1998:

Valuation allowance for
deferred tax assets                      $3,166          $ 54                 $ 93            $3,127

For the Year Ended
September 30, 1997:

Valuation allowance for
deferred tax assets                      $2,994          $172                  --             $3,166



(1) Represents utilization of tax credits, capital loss carryovers and release of valuation reserve.