Form 10-Q
period 2000-03-31
KEITHLEY INSTRUMENTS INC
filed 2000-05-15
CIK 54991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         -----------------------------
                                   FORM 10-Q

(MARK ONE)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                   YES  X   NO
                                      ----     ----

         As of May 8, 2000 the Registrant had outstanding 5,613,686 Common Shares, without par value, and 1,736,784 Class B Common Shares, without par value.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           KEITHLEY INSTRUMENTS, INC.
                           Consolidated Balance Sheet
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                             MARCH 31,                     SEPTEMBER 30,
                                                                       2000              1999                  1999
                                                                      -------           -------               -------
ASSETS

Current assets:
     Cash and cash equivalents                                        $14,246           $16,056               $13,426
     Accounts receivable and other, net                                22,556            14,217                19,633
     Inventories:
           Raw materials                                                7,971             4,048                 4,853
           Work in process                                              6,399             3,092                 4,009
           Finished products                                            2,525             2,339                 2,187
                                                                      -------           -------               -------
             Total inventories                                         16,895             9,479                11,049
     Deferred income taxes                                              2,943             3,211                 3,074
     Prepaid expenses                                                     591               570                   519
                                                                     --------          --------              --------
             Total current assets                                      57,231            43,533                47,701
                                                                       ------            ------                ------

Property, plant and equipment, at cost                                 39,494            39,068                38,293
Less-Accumulated depreciation                                          26,487            25,980                25,617
                                                                       ------            ------                ------
Total property, plant and equipment, net                               13,007            13,088                12,676
                                                                       ------            ------                ------

Deferred income taxes                                                   6,719             8,060                 7,801
Other assets                                                            6,679             5,843                 6,573
                                                                      -------           -------               -------
Total assets                                                          $83,636           $70,524               $74,751
                                                                       ======            ======                ======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term debt                                                $     147       $        --           $        --
     Accounts payable                                                   9,560             4,902                 8,119
     Accrued payroll and related expenses                               5,822             4,493                 5,872
     Other accrued expenses                                             6,656             5,953                 6,046
     Income taxes payable                                               3,375             4,857                 3,382
                                                                      -------           -------               -------
           Total current liabilities                                   25,560            20,205                23,419
                                                                       ------            ------                ------

Long-term debt                                                          3,000             6,000                 3,000
Other long-term liabilities                                             4,874             3,961                 4,543
Deferred income taxes                                                      67                11                     8

Shareholders' equity:
     Paid-in-capital                                                    8,517             9,118                 9,270
     Earnings reinvested in the business                               50,316            35,173                42,623
     Accumulated other comprehensive income                              (425)              112                   112
     Unamortized portion of restricted stock                             (217)             (261)                 (239)
     Common shares held in treasury, at cost                           (8,056)           (3,795)               (7,985)
                                                                      -------           -------               -------
           Total shareholders' equity                                  50,135            40,347                43,781
                                                                       ------            ------                ------
Total liabilities and shareholders' equity                            $83,636           $70,524               $74,751
                                                                       ======            ======                ======

                           KEITHLEY INSTRUMENTS, INC.
                        Consolidated Statement of Income
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)


                                                            FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                               ENDED MARCH 31,                         ENDED MARCH 31,
                                                            2000            1999                    2000           1999
                                                            ----            ----                    ----           ----

Net sales                                                  $37,271         $24,387                 $67,031        $45,268

Cost of goods sold                                          14,460           9,752                  26,220         18,558

Selling, general and administrative expenses                12,411           9,118                  22,750         17,986

Product development expenses                                 2,923           2,796                   5,751          5,078

Gain on sale of business                                        --              --                    (477)        (4,808)

Net financing income                                           (47)           (35)                    (137)           (74)
                                                          --------       --------                  -------       --------


Income before income taxes                                   7,524           2,756                  12,924          8,528

Income taxes                                                 2,698             772                   4,588          2,761
                                                           -------         -------                 -------        -------


Net income                                                $  4,826        $  1,984                $  8,336       $  5,767
                                                           =======         =======                 =======        =======


Basic earnings per share                                 $    0.67       $    0.26               $    1.17      $    0.75
                                                          ========        ========                ========        =======

Diluted earnings per share                               $    0.61       $    0.26               $    1.06      $    0.74
                                                          ========        ========                ========        =======

Cash dividends per Common Share                          $    .055       $    .033               $    .096      $    .066
                                                          ========        ========                ========       ========

Cash dividends per Class B
    Common Share                                         $    .044       $    .026               $    .077      $    .053
                                                          ========        ========                ========        ========

                           KEITHLEY INSTRUMENTS, INC.
                      Consolidated Statement of Cash Flows
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                     ENDED MARCH 31,                   ENDED MARCH 31,
                                                                   2000           1999                2000         1999
                                                                   ----           ----                ----         ----
Cash flows from operating activities:
     Net income                                                  $  4,826       $  1,984            $  8,336     $  5,767
     Expenses not requiring outlay of cash                          1,074            820               1,906        1,555
     Gain on sale of business                                          --             --                (477)      (4,808)
     Changes in working capital                                    (4,852)        (1,780)             (6,431)       1,077
     Other operating activities                                       930           (189)              1,110         (236)
                                                                  -------        -------              ------      -------
     Net cash provided by operating activities                      1,978            835               4,444        3,355
                                                                   ------        -------              ------       ------

Cash flows from investing activities:
     Payments for property, plant, and equipment                   (1,505)          (221)             (2,051)        (505)
     Sale of assets-net                                                --           (467)                 --        7,926
     Other investing activities-net                                   (34)            13                   3           19
                                                                  -------        -------           ---------      -------
     Net cash provided by (used in)
       investing activities                                        (1,539)          (675)             (2,048)       7,440
                                                                   ------         ------             -------       ------

Cash flows from financing activities:
     Net decrease in short term debt                                 (364)            --                 151           --
     Net repayment of long term debt                                   --           (556)                 --          (56)
     Cash dividends                                                  (375)          (228)               (642)        (463)
     Repurchase of treasury stock                                      --           (624)             (3,013)      (3,870)
     Other transactions-net                                         1,587            467               2,189          467
                                                                  -------        -------              ------      -------
     Net cash provided by (used in)
       financing activities                                           848           (941)             (1,315)      (3,922)
                                                                 --------        -------              ------       ------

Effect of exchange rate changes on cash                              (138)          (124)               (261)        (138)
                                                                  -------         ------            --------     --------

Increase (decrease) in cash and cash equivalents                    1,149           (905)                820        6,735
Cash and cash equivalents at beginning of period                   13,097         16,961              13,426        9,321
                                                                   ------         ------              ------      -------
Cash and cash equivalents at end of period                        $14,246        $16,056             $14,246      $16,056
                                                                   ======         ======              ======       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
           Income taxes                                          $  1,858       $    786            $  2,588     $  2,377
           Interest                                                    31             68                  38           83

DISCLOSURE OF ACCOUNTING POLICY

     For purposes of this statement, the company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                ------------------------------------------------


A.   MANAGEMENT REPRESENTATION

     The consolidated financial statements at March 31, 2000 and 1999 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.   EARNINGS PER SHARE DENOMINATOR

     The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 7,172,929 and 7,915,608 for the quarter ended March 31, 2000, respectively, and 7,504,111 and 7,695,322 for the quarter ended March 31, 1999, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 7,146,043 and 7,838,725, for the six months ended March 31, 2000, respectively, and 7,664,545 and 7,819,524 for the six months ended March 31, 1999, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

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

     At the conclusion of the Dutch Auction, the company's Board of Directors approved a program to repurchase up to 1,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program will be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the company's employee stock purchase plan. The company did not repurchase any Common Shares during the second quarter of fiscal 2000. Since the start of the repurchase programs, the company has repurchased a total of 1,095,203 Common Shares, or approximately 14 percent of the combined Common and Class B Common Shares, at an average cost of $10.39 per share including commissions. The program, as authorized by the company's Board of Directors, allows for the repurchase of an additional 310,530 shares through December 2000. During the second quarter of fiscal 2000, the company reissued 207,496 shares (399,019 total since the start of the repurchase program) in settlement of shares purchased through the company's employee stock option and employee stock purchase plans.

E.   COMPREHENSIVE INCOME

     On October 1, 1998, the company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes rules for reporting comprehensive income and its components. The adoption of SFAS 130 did not impact the company's net income or total shareholders' equity. Comprehensive income for the three and six months ended March 31, 2000 and 1999 is as follows:


                                     FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                        ENDED MARCH 31,                    ENDED MARCH 31,
                                       2000          1999                 2000          1999
                                       ----          ----                 ----          ----

Net income                          $4,826          $1,984              $8,336        $5,767
Foreign currency translation
  adjustments                         (250)           (263)               (537)         (317)
                                    ------          ------              ------        ------

Comprehensive income                $4,576          $1,721              $7,799        $5,450
                                     =====           =====               =====         =====

F.   SEGMENT AND GEOGRAPHIC INFORMATION

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

                       FOR THE THREE MONTHS                FOR THE SIX MONTHS
                          ENDED MARCH 31,                    ENDED MARCH 31,
                        2000          1999                 2000          1999
                        ----          ----                 ----          ----
NET SALES:

United States          $16,826       $11,792              $33,848       $22,070
Europe                  12,597         7,957               21,142        15,745
Pacific Basin            6,221         3,848                9,762         5,861
Other                    1,627           790                2,279         1,592
                       -------       -------              -------       -------

                       $37,271       $24,387              $67,031       $45,268
                        ======        ======               ======        ======


                                            AT MARCH 31,
                                       2000             1999
                                       ----             ----
LONG-LIVED ASSETS:

United States                       $16,742          $15,741
Germany                               2,660            2,878
Other                                   284              313
                                     ------           ------
                                    $19,686          $18,932
                                     ======           ======

G.   RECENT ACCOUNTING STANDARDS CHANGES

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first quarter of the company's fiscal year 2001, and requires the reporting of any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. The Company will adopt SAB 101 and is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the Company.

H.   SUBSEQUENT EVENT

     On May 8, 2000, the company announced its Board of Directors had approved a two-for-one stock split of the company's Common Shares and Class B Common Shares. New shares will be issued on June 1 to shareholders of record on May 18. Following the stock split, the company will have approximately 14.7 million Common Shares and Class B Common Shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                            (In Thousands of Dollars)

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Net income was a record high for the second quarter of fiscal 2000 at $4,826, or $0.61 per share, compared to $1,984, or $0.26 per share, in fiscal 1999's second quarter, a 143 percent increase. The 2000 quarter's results represent the fifth consecutive quarter of record earnings before gains on sales of businesses and a one-time favorable income tax adjustment.

Net sales of $37,271 increased 53 percent from $24,387 in the prior year's second quarter. This was principally due to strong sales for the company's products serving the telecommunications, semiconductor and optoelectronic industries. Sales were up significantly in all major geographies. Sequentially, sales grew 25 percent from the first quarter record sales. Orders for the second quarter of fiscal 2000 of $41,743 were a record high and up 52 percent from the prior year's quarter. Orders for the company's products serving the telecommunications and optoelectronics industries were record highs, and orders for the semiconductor industry remained strong. Compared to the prior year, orders were up substantially in all major geographies with the Pacific Basin and Europe particularly strong; up 93 percent and 79 percent, respectively. Additionally, new products introduced during the first half of fiscal 2000 have been well received. The Model 2510 TEC Source Meter designed for the optoelectronics industry was introduced in February and orders during the quarter exceeded the company's expectations. Orders for the Model 2700 Multimeter/Data Acquisition System introduced during the first quarter for broader test and measurement use have also been strong. Order backlog increased $5,659 for the quarter to a record $30,318 at March 31, 2000.

Cost of goods sold as a percentage of net sales decreased 1.2 percentage points to 38.8 percent from 40.0 percent. Improved manufacturing efficiencies as a result of higher sales, and favorable product and geographic mix offset the unfavorable impact of a 9 percent stronger dollar resulting in improved gross margins. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $12,411 increased 36 percent from $9,118 in last year's second quarter, but decreased as a percentage of net sales to 33.3 percent versus 37.4 percent, a 4.1 point improvement. The increase in dollars was due to higher expenses related to increased sales, increased promotion and E-business initiatives, and marketing expenses related to the company's target industry focus.

Product development expenses of $2,923 increased $127, or 5 percent, from $2,796 in the prior year's quarter. As a percentage of net sales, product development for the second quarter of fiscal 2000 was 7.8 compared to 11.4 percent in last year's quarter.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

Net income excluding gains on the sale of a previously disposed business was $8,033, or $1.02 per share, for the six months ending March 31, 2000, compared with $2,677, or $0.35 per share, last year on a comparable basis. Net income as reported including the gains was $8,336, or $1.06 per share, in the 2000 first half, compared with $5,767, or $0.74 per share, last year.

Net sales of $67,031 increased 48 percent from $45,268 reported for the six month period last year. Excluding sales from Quantox in last year's period, net sales increased 50 percent. The sales increase was principally due to strong sales for the company's products serving the semiconductor, telecommunications and optoelectronics industries. Sales were up significantly in all major geographies. Orders for the six month period, excluding Quantox in the prior year, were up 56 percent versus last year. Strong orders for the company's products serving the semiconductor, telecommunications and optoelectronics industries accounted for the increase. Orders were up significantly in all major geographies.

Cost of goods sold as a percentage of net sales decreased to 39.1 percent from
41.0 percent for the six month period last year. Improved manufacturing efficiencies as a result of higher sales, and favorable product and geographic mix offset the unfavorable impact of a 9 percent stronger dollar. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $22,750 increased 26 percent from $17,986 in the same period last year, but decreased as a percentage of net sales to 33.9 from 39.7. The majority of the increase in dollars was due to higher expenses related to increased sales, increased promotion and E-business initiatives, and marketing expenses related to the company's target industry focus.

Product development expenses of $5,751, or 8.6 percent of sales, increased 13 percent from $5,078, or 11.2 percent of sales, in the prior year. The increase is primarily due to development costs for new products introduced during the first and second quarters including the Model 2700 Multimeter/Data Acquisition System, PCI Data Acquisition boards and the Model 2510 TEC Source Meter, as well as products that will be introduced during the remainder of fiscal 2000.

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

The company generated net financing income during the first half of fiscal 2000 of $137 versus $74 in the prior year. Lower average debt levels resulting in lower interest expense combined with increased interest income earned on cash and cash equivalents accounted for the improvement.

The effective tax rate was 35.5 percent for the current six month period compared to 32.4 percent last year. The tax rate for the prior year period on earnings excluding the gain on the sale of Quantox was 28.0 percent. The increase in the rate was due to higher earnings and the utilization of tax credits in the prior year, which are not available in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations was $1,978 for the second quarter and $4,444 for the six months ended March 31, 2000. Cash used to fund working capital needs totaled $4,852 and $6,431, and capital expenditures totaled $1,505 and $2,051 for the second quarter and first half of fiscal 2000, respectively. At March 31, 2000, cash and cash equivalents totaled $14,246, total debt was $3,147, and the debt-to-capital ratio was 5.9 percent.

The company expects to finance debt service, capital spending, the stock repurchase program and working capital requirements with cash on hand and cash provided by operations. At March 31, 2000, the Company had available unused lines of credit with domestic and foreign banks aggregating $26,852, of which $4,852 were short term and $22,000 were long term.

OUTLOOK

The company plans to add development and applications engineering resources over the next several quarters to take advantage of the growth opportunities that exist in its targeted industries, including the telecommunications, optoelectronics and semiconductor industries. The company's goal is for product development efforts to total 10 to 11 percent of net sales. The company was below that goal due to the rapid increase in sales during the second quarter.

Due to the record backlog level along with current business activity in the telecommunications, optoelectronics and semiconductor industries, management believes that the third quarter's sales and earnings should be better than those of the second quarter, however, continued success will depend on further investment by customers in these key electronic industries.

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

Although the company operates in a single industry segment, certain of its products and product lines are targeted for specific industries including the semiconductor, telecommunications, optoelectronics, and other electronic industries. Industry forecasts over the next few years look strong; however, these industries, particularly the semiconductor industry, can be cyclical in nature. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Historically, sales and order levels for this business have been volatile which can affect revenue and earnings for the company.

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

The company's cost structure is comprised of costs that are directly related to the level of sales, as well as costs that are fixed and do not fluctuate based on quarterly sales levels. The company's quality of earnings depends on its ability to control those costs that are fixed or semi-variable.

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up half of the company's revenue in the first half of fiscal 2000. The company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 12, 2000, the registrant conducted its Annual Meeting of Shareholders. The follow matters were brought before the shareholders for vote at this meeting:

         PROPOSAL                                   FOR           WITHHELD
         --------                                   ---           --------

(a)      Election of Directors:
                  Joseph P. Keithley            30,274,819           30,437
                  Brian R. Bachman              30,276,863           28,393
                  Dr. Arden L. Bement, Jr.      30,276,483           28,773
                  James B. Griswold             30,275,863           29,393
                  William J. Hudson, Jr.        30,276,861           28,395
                  R. Elton White                30,276,838           28,418
                  James T. Bartlett              3,747,043           28,493
                  Leon J. Hendrix, Jr.           3,746,743           28,793


         PROPOSAL                                        FOR       AGAINST    WITHHELD
         --------                                        ---       -------    --------
(b)      A proposal to amend the Keithley
         Instruments, Inc, 1992 Stock Incentive
         Plan to increase the number of shares
         subject to grant to 2,700,000               28,224,695     658,029   1,422,532

(c)      A proposal to approve the selection
         of PricewaterhouseCoopers LLP as
         independent accountants of the Company      30,295,097       4,144       6,015

         No other matters were brought before shareholders for a vote.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.  The following exhibits are filed herewith:


         Exhibit
         Number                    Exhibit
         -------                   -------
         11              Statement Re Computation of Per Share Earnings

         27              Financial Data Schedule (EDGAR version only)



(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEITHLEY INSTRUMENTS, INC.
                                          (Registrant)






Date:  May 12, 2000                       /s/  Joseph P. Keithley
                                          ----------------------------------
                                          Joseph P. Keithley
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)






Date:  May 12, 2000                       /s/  Mark J. Plush
                                          ---------------------------------
                                          Mark J. Plush
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)