Form 10-Q
period 2000-06-30
KEITHLEY INSTRUMENTS INC
filed 2000-08-04
CIK 54991

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                   YES X  NO _
                                       --

         As of August 1, 2000 the Registrant had outstanding 13,636,374 Common Shares, without par value, and 2,264,132 Class B Common Shares, without par value.
================================================================================

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. Financial Statements.
------  --------------------

                           KEITHLEY INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                       JUNE 30,         SEPTEMBER 30,
                                                  2000         1999         1999
                                               ---------    ---------    ---------
Assets
------

Current assets:
     Cash and cash equivalents                 $  16,381    $  13,530    $  13,426
     Accounts receivable and other, net           26,348       15,244       19,633
     Inventories:
           Raw materials                          10,879        3,888        4,853
           Work in process                         6,612        4,082        4,009
           Finished products                       3,608        2,213        2,187
                                               ---------    ---------    ---------
             Total inventories                    21,099       10,183       11,049
     Deferred income taxes                        10,467        3,511        3,074
     Other current assets                            543          438          519
                                               ---------    ---------    ---------
             Total current assets                 74,838       42,906       47,701
                                               ---------    ---------    ---------

Property, plant and equipment, at cost            40,296       38,422       38,293
Less-Accumulated depreciation                     27,403       25,767       25,617
                                               ---------    ---------    ---------
Total property, plant and equipment, net          12,893       12,655       12,676
                                               ---------    ---------    ---------

Deferred income taxes                              6,502        8,652        7,801
Other assets                                       6,663        5,886        6,573
                                               ---------    ---------    ---------
Total assets                                   $ 100,896    $  70,099    $  74,751
                                               =========    =========    =========


Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
     Short-term debt                           $     244    $    --      $    --
     Accounts payable                             10,681        5,518        8,119
     Accrued payroll and related expenses          6,910        5,401        5,872
     Other accrued expenses                        6,558        5,854        6,046
     Income taxes payable                          3,832        3,636        3,382
                                               ---------    ---------    ---------
           Total current liabilities              28,225       20,409       23,419
                                               ---------    ---------    ---------

Long-term debt                                     3,000        3,000        3,000
Other long-term liabilities                        4,878        3,788        4,543
Deferred income taxes                                 67           11            8

Shareholders' equity:
     Paid-in-capital                              13,889        9,182        9,270
     Earnings reinvested in the business          55,699       39,563       42,623
     Accumulated other comprehensive income         (428)         (11)         112
     Unamortized portion of restricted stock        (206)        (250)        (239)
     Common shares held in treasury, at cost      (4,228)      (5,593)      (7,985)
                                               ---------    ---------    ---------
           Total shareholders' equity             64,726       42,891       43,781
                                               ---------    ---------    ---------
Total liabilities and shareholders' equity     $ 100,896    $  70,099    $  74,751
                                               =========    =========    =========

The accompanying notes are an integral part of the financial statements.

                           KEITHLEY INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
               (In Thousands of Dollars Except for Per Share Data)
                                   (Unaudited)


                                                    FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                        ENDED JUNE 30,                  ENDED JUNE 30,
                                                     2000            1999            2000            1999
                                                  ---------       ---------       ---------       ---------

Net sales                                         $  40,492       $  25,947       $ 107,523       $  71,215

Cost of goods sold                                   15,435           9,962          41,655          28,520

Selling, general and administrative expenses         12,892           9,976          35,642          27,962

Product development expenses                          3,224           2,682           8,975           7,760

Gain on sale of business                                 --              --            (477)         (4,808)

Net financing income                                   (111)            (30)           (248)           (104)
                                                  ---------       ---------       ---------       ---------


Income before income taxes                            9,052           3,357          21,976          11,885

Income taxes (benefit)                                3,269          (1,255)          7,857           1,506
                                                  ---------       ---------       ---------       ---------


Net income                                        $   5,783       $   4,612       $  14,119       $  10,379
                                                  =========       =========       =========       =========


Basic earnings per share                          $    0.39       $    0.32       $    0.97       $    0.69
                                                  =========       =========       =========       =========

Diluted earnings per share                        $    0.36       $    0.31       $    0.88       $    0.67
                                                  =========       =========       =========       =========

Cash dividends per Common Share                   $  0.0275       $  0.0165       $  0.0755       $  0.0495
                                                  =========       =========       =========       =========

Cash dividends per Class B
    Common Share                                  $   0.022       $  0.0132       $  0.0604       $  0.0396
                                                  =========       =========       =========       =========



The accompanying notes are an integral part of the financial statements.

                           KEITHLEY INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                         FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
Cash flows from operating activities:
     Net income                                        $  5,783       $  4,612       $ 14,119       $ 10,379
     Expenses not requiring outlay of cash                1,319         (1,077)         3,225            478
     Gain on sale of business                                --             --           (477)        (4,808)
     Changes in working capital                          (5,408)        (1,791)       (11,839)          (714)
     Other operating activities                             193          1,049          1,303            813
                                                       --------       --------       --------       --------
     Net cash provided by operating activities            1,887          2,793          6,331          6,148
                                                       --------       --------       --------       --------

Cash flows from investing activities:
     Payments for property, plant, and equipment         (1,163)          (409)        (3,214)          (914)
     Sale of assets-net                                      --             85             --          8,011
     Other investing activities-net                          52             32             55             51
                                                       --------       --------       --------       --------

     Net cash provided by (used in)
       investing activities                              (1,111)          (292)        (3,159)         7,148
                                                       --------       --------       --------       --------

Cash flows from financing activities:
     Net increase in short term debt                         96             --            247             --
     Net borrowing (repayment) of long term debt             --         (3,000)            --         (3,056)
     Cash dividends                                        (400)          (222)        (1,042)          (685)
     Other transactions-net                               1,754         (1,734)           930         (5,137)
                                                       --------       --------       --------       --------
     Net cash provided by (used in)
       financing activities                               1,450         (4,956)           135         (8,878)
                                                       --------       --------       --------       --------

Effect of exchange rate changes on cash                     (91)           (71)          (352)          (209)
                                                       --------       --------       --------       --------

Increase (decrease) in cash and cash equivalents          2,135         (2,526)         2,955          4,209
Cash and cash equivalents at beginning of period         14,246         16,056         13,426          9,321
                                                       --------       --------       --------       --------
Cash and cash equivalents at end of period             $ 16,381       $ 13,530       $ 16,381       $ 13,530
                                                       ========       ========       ========       ========

Supplemental disclosures of cash flow information
-------------------------------------------------
     Cash paid during the period for:
           Income taxes                                $  2,828       $    497       $  5,416       $  2,874
           Interest                                          17             62             55            145

Disclosure of accounting policy
-------------------------------
For purposes of this statement, the company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A.   MANAGEMENT REPRESENTATION
     The consolidated financial statements at June 30, 2000 and 1999 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc. (the "company"), all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.   STOCK SPLIT AND EARNINGS PER SHARE DENOMINATOR
     On May 8, 2000, the company announced its Board of Directors had approved a two-for-one stock split of the company's Common Shares and Class B Common Shares. New shares were issued on June 1 to shareholders of record on May
     18. All share and per share amounts have been adjusted to reflect the stock split on a retroactive basis.

     The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 14,834,479 and 16,213,650 for the quarter ended June 30, 2000, respectively, and 14,628,174 and 15,005,186 for the quarter ended June 30, 1999, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 14,487,438 and 15,963,366 for the nine months ended June 30, 2000, respectively, and 15,087,774 and 15,418,398 for the nine months ended June 30, 1999, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.   SALE OF ASSETS
     On November 9, 1998, the company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $0.20 per share after taxes, recorded in the first quarter of fiscal 1999. Additional pretax gains of $345, or $0.01 per share after taxes, and of $477 pretax, or $0.02 per share after taxes, were recorded in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively, for businesses previously sold. At the time of the sales of these businesses, the company established liabilities for certain items that were to be settled at future dates. The additional adjustments represent the settlement of certain of these issues.

D.   FAVORABLE INCOME TAX ADJUSTMENT
     During the third quarter of fiscal 1999, the company recorded a favorable income tax adjustment of $2,195, or $.15 per share. The adjustment resulted from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.S. operations.


E.   DUTCH AUCTION AND STOCK REPURCHASE PROGRAM

     On November 11, 1998, the company commenced a tender offer to repurchase up to 4,000,000 (on a post-split basis) of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $3.50 nor less than $2.875 per share. The offer expired on December 10, 1998, and resulted in the purchase of 811,466 Common Shares at $3.50 per share plus expenses of approximately $0.50 per share.

     At the conclusion of the Dutch Auction, the company's Board of Directors approved a program to repurchase up to 2,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program are expected to be held as treasury stock, and from time to time, may be reissued in settlement of stock options and the company's employee stock purchase plan. The company did not repurchase any Common Shares during the third quarter of fiscal 2000. Since the start of the repurchase programs, the company has repurchased a total of 2,190,406 Common Shares, or approximately 14 percent of the combined Common and Class B Common Shares, at an average cost of $5.20 per share including commissions. The program, as authorized by the company's Board of Directors, allows for the repurchase of an additional 621,060 shares through December 2000. During the third quarter of fiscal 2000, the company reissued 719,208 shares (1,517,246 total since the start of the repurchase program) in settlement of shares purchased through the company's employee stock option and employee stock purchase plans.

F.   COMPREHENSIVE INCOME
     On October 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes rules for reporting comprehensive income and its components. The company's only item of other comprehensive income is foreign currency translation adjustments recorded in shareholders' equity. The adoption of SFAS 130 did not impact the company's net income or total shareholders' equity. Comprehensive income for the three and nine months ended June 30, 2000 and 1999 is as follows:

                                    FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                        ENDED JUNE 30,                ENDED JUNE 30,
                                    2000           1999           2000           1999
                                  --------       --------       --------       --------

Net income                        $  5,783       $  4,612       $ 14,119       $ 10,379
Foreign currency translation
  adjustments                           (4)          (123)          (541)          (440)
                                  --------       --------       --------       --------

Comprehensive income              $  5,779       $  4,489       $ 13,578       $  9,939
                                  ========       ========       ========       ========

G.   SEGMENT AND GEOGRAPHIC INFORMATION
     The company adopted FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, for the fiscal year ended September 30, 1999. This statement designated the internal organization, that is used by management, for making operating decisions and assessing performance as the source of the company's reportable segments. It also required disclosures about products and service, geographic areas and major customers.

     The company's business is to develop measurement-based solutions to verify customers' product performance. All the company's products are computer based (multi-point) systems operating under software control. The company's customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. The company's advanced hardware and software is used for process monitoring, production test and basic research. Although the company's products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. As such, the company's management determined the company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

                     FOR THE THREE MONTHS       FOR THE NINE MONTHS
                         ENDED JUNE 30,             ENDED JUNE 30,
                     2000          1999          2000          1999
                   --------      --------      --------      --------
NET SALES:
United States      $ 19,930      $ 14,610      $ 53,778      $ 36,680
Europe               13,366         6,897        34,508        22,642
Pacific Basin         4,955         2,951        14,717         8,812
Other                 2,241         1,489         4,520         3,081
                   --------      --------      --------      --------

                   $ 40,492      $ 25,947      $107,523      $ 71,215
                   ========      ========      ========      ========

                             AT JUNE 30,
                          2000         1999
                        -------      -------
LONG-LIVED ASSETS:
United States           $16,596      $15,458
Germany                   2,641        2,766
Other                       319          317
                        -------      -------
                        $19,556      $18,541
                        =======      =======

H.   RECENT ACCOUNTING STANDARDS CHANGES
     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. In June 2000, the SEC announced that it would delay implementation of SAB 101 and is therefore, now effective the fourth quarter of the company's fiscal year 2001. SAB 101 requires the reporting of any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. The company will adopt SAB 101 and is currently in the process of evaluating what impact, if any, SAB 101 will have on the financial position or results of operations of the company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
of Operations.
-------------

                           (In Thousands of Dollars)

Results of Operations
---------------------

Third Quarter 2000 Compared With Third Quarter 1999
---------------------------------------------------

Net income for the third quarter of fiscal 2000 increased 139 percent to a new record at $5,783, or $0.36 per share, compared to $2,417 or $0.16 per share, in last year's third quarter, before a favorable adjustment for income taxes. The current quarter's results represent the sixth consecutive quarter of record earnings before gains on sales of businesses and last year's favorable tax adjustment. The income tax adjustment in last year's quarter resulted from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.S. operations.

Net sales of $40,492 increased 56 percent from $25,947 in the prior year's third quarter and were a new record high for the fourth consecutive quarter. This was principally due to strong sales for the company's products serving the semiconductor, telecommunications and optoelectronics industries. Sales were up significantly in all major geographies, and were particularly strong in Europe. Sequentially, sales grew nine percent from the second quarter's record sales. Orders for the third quarter of fiscal 2000 of $42,552 increased 37 percent from $31,038 from the prior year's quarter and were a record high for the fourth consecutive quarter. Orders from the company's semiconductor customers were at record levels, and orders from the telecommunications and optoelectronics customers remained strong. Geographically, orders were up in all major areas with the Pacific Basin and Europe up 68 and 42 percent, respectively. Additionally, new products introduced since the start of the fiscal year continue to be well received. Orders for the Model 2510 TEC Source Meter designed for the optoelectronics industry introduced in February have exceeded the company's expectations. Orders for the Model 2700 Multimeter/Data Acquisition System introduced during the first quarter for broader test and measurement use have also been quite strong. Order backlog grew during the quarter to a record $30,649 at June 30, 2000.

Cost of goods sold as a percentage of net sales improved slightly to 38.1 percentage points from 38.4 percent. Improved manufacturing efficiencies as a result of higher sales offset the unfavorable impact of a nine percent stronger U.S. dollar. The company's hedging activities decreased cost of goods sold as a percentage of sales for the quarter by 0.2 percentage points versus a decrease of 0.4 percentage points in the prior year's quarter.

Selling, general and administrative expenses of $12,892 increased 29 percent from $9,976 in last year's third quarter, but decreased as a percentage of net sales to 31.8 percent from 38.4 percent, a 6.6 percentage point improvement. The increase in dollars was due to higher commissions and incentives related to increased sales and earnings, increased sales promotion and E-business initiatives, and marketing expenses related to the company's target industry focus.

Product development expenses of $3,224 increased 20 percent from last year's $2,682, but decreased as a percentage of net sales to 8.0 percent from 10.3. The company added engineering resources during the quarter to take advantage of the opportunities that exist in the semiconductor, telecommunications and optoelectronics markets. Resources were spent during the quarter on products introduced at the Semicon West trade show in July 2000, including the Model 2500 dual photodiode meter for testing last diode modules for the optoelectronics industry, the Model 4200 semiconductor characterization system created for development groups in semiconductor fabrication laboratories, and the Model S633 parametric test system designed for semiconductor processes using copper interconnects, "low-k" dielectrics and 300mm wafers, and other new products that will be introduced over the next several quarters.

The company generated net financing income during the quarter of $111 versus $30 in the prior year. Higher average cash balances and higher interest rates on investments accounted for the improvement.


Nine Months Ended June 30, 2000 Compared With Nine Months Ended June 30, 1999
-----------------------------------------------------------------------------

Net income excluding the gain on the sale of a previously disposed business and last year's favorable tax adjustment was $13,816, or $0.86 per share, for the nine months ending June 30, 2000, and $5,093, or $0.32 per share, last year. Net income as reported, which includes gains recorded in both years for the sales of product lines and a favorable tax adjustment in 1999, was $14,119, or $0.88 per share, compared to $10,379, or $0.67 per share, last year's period.

Net sales of $107,523 increased 51 percent from $71,215 reported for the nine-month period last year. Excluding sales from Quantox in last year's period, net sales increased 52 percent. The sales increase was principally due to strong sales to the company's semiconductor, telecommunications and optoelectronics customers. Sales were up significantly in all major geographies. Orders for the nine-month period, excluding Quantox in the prior year, were up 49 percent versus last year. Strong orders for the company's products serving the semiconductor, telecommunications and optoelectronics industries accounted for the increase. Year-to-date, orders from semiconductor customers were just over one-third of total orders, while orders from telecommunications and optoelectronics customers were just under one-third of the total. Order growth rates for the nine-month period over the prior year exceeded 65 percent for semiconductor, 100 percent for telecommunications and 250 percent for optoelectronics. Orders were up significantly in all major geographies.

Cost of goods sold as a percentage of net sales decreased to 38.7 percent from
40.0 percent for the nine-month period last year. Improved manufacturing efficiencies as a result of higher sales offset the unfavorable impact of a nine percent stronger dollar. The effect of foreign exchange hedging on cost of goods as a percentage of sales was a decrease of 0.2 percentage points in both periods.

Selling, general and administrative expenses of $35,642 increased 27 percent from $27,962 in the same period last year, but decreased as a percentage of net sales to 33.2 percent from 39.3 percent. The majority of the increase in dollars was due to higher expenses related to increased sales, increased promotion and E-business initiatives, and marketing expenses related to the company's target industry focus.

Product development expenses of $8,975, or 8.3 percent of net sales, increased 16 percent from $7,760, or 10.9 percent of sales, in the prior year. The increase is primarily due to development costs for new products introduced during the year including the Model 2700 multimeter/data acquisition system, PCI data acquisition boards, the Model 2510 TEC source meter, the Model 2500 dual photodiode meter, the Model 4200 semiconductor characterization system, and the Model S633 parametric test system, as well as products that will be introduced during the next several quarters.

On November 9, 1998, the company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation. The sale was effective October 31, 1998, and resulted in a gain of $4,808 pretax, or $0.20 per share after taxes, recorded in the first quarter of fiscal 1999. During the first quarter of fiscal 2000, an additional pretax gain of $477, or $0.02 per share after taxes, was recorded for the sale. At the time of the sale of this business, the company established liabilities for certain items that were to be settled at future dates. The additional adjustment recorded in the first quarter of fiscal 2000 represents the settlement of certain of these issues. (See Note
C)

The company generated net financing income of $248 for the current year's nine-month period versus $104 last year. Higher average cash and cash equivalents, along with higher interest rates on investments accounted for the improvement.

The effective tax rate was 35.75 for the current nine-month period compared with 12.7 percent for the prior year's nine-month period. Last year's tax rate was the result of a combination of factors: the gain on the sale of the Quantox product line recorded at the statutory rate including state and local taxes, a tax benefit resulting from the release of certain valuation reserves due to the settlement of prior year's tax liabilities and the utilization of tax credits. This resulted in an estimated 24.3 percent rate applied to normal operating earnings. The increase in the rate in 2000 was due to higher earnings and the aforementioned non-recurring benefits realized in 1999.


Liquidity and Capital Resources
-------------------------------

Cash generated from operations was $1,887 for the third quarter and $6,331 for the nine months ended June 30, 2000. Cash used to fund working capital needs totaled $5,408 and $11,839, and capital expenditures totaled $1,163 and $3,214 for the third quarter and nine-month period ending June 30, 2000, respectively. At June 30, 2000, inventory totaled $21,099 an increase of $4,204 from the March 31, 2000 level. The company is making an investment in inventory to improve the lead times on certain higher volume products. At June 30, 2000, cash and cash equivalents totaled $16,381, total debt was $3,244 and the debt-to-capital ratio was 4.8 percent.

The company recorded a deferred tax asset of $7,446 and a corresponding credit to paid in capital as the tax benefit that will be realized as a result of the exercise of stock options in the third quarter of 2000. The cash savings from this tax benefit are expected to be realized during fiscal 2001.

The company expects to finance capital spending, the stock repurchase program and working capital requirements with cash on hand and cash provided by operations. At June 30, 2000, the company had available unused lines of credit with domestic and foreign banks aggregating $26,748, of which $4,748 were short term and $22,000 were long term.

Outlook
-------

The company added development and applications resources during the third quarter and plans to continue to do so the next few quarters to take advantage of the growth opportunities that exist in its targeted industries, including the telecommunications, optoelectronics and semiconductor industries. The company's long-term goal is for product development efforts to total 10 to 11 percent of net sales.

Due to the record backlog level along with current business activity in the telecommunications, optoelectronics and semiconductor industries, management believes that the sales for the fourth quarter of fiscal 2000 will be higher than those of the third quarter. Earnings should also improve, but will be impacted by the addition of development and applications engineering resources.


Factors That May Affect Future Results
--------------------------------------

Certain information included above in the last paragraph of the Liquidity and Capital Resources section and in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations relating to expectations as to the company's capital requirements, sales, and earnings for the fourth quarter of fiscal 2000 and the cost structure going forward, constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

Although the company operates in a single industry segment, certain of its products and product lines are targeted for specific industries including the semiconductor, telecommunications, optoelectronics, and other electronic industries. Industry forecasts over the next few years look strong; however, these industries, particularly the semiconductor industry, can be cyclical in nature. Growth in demand for semiconductors, new technology and pricing drive the demand for new semiconductor capital equipment. Historically, sales and order levels for this business have been volatile which can affect revenue and earnings for the company. Additionally, a substantial portion of the company's sales are generated from orders received during the quarter, making predictions of quarterly revenues and earnings difficult.

In many cases the company's products compete directly with those offered by other manufacturers. If any of the company's competitors were to develop products or services that are more cost-effective or technically superior, demand for the company's product offerings could slow.

The company's success depends to a significant degree upon the continued service of its key executive, sales, development, marketing and operational personnel. The company also believes its future success will depend upon its ability to attract and retain additional highly skilled personnel in these areas. The competition for qualified personnel in the technology area is intense. Although management believes the company offers competitive salaries and benefits, there can be no assurance that it will be successful in retaining its existing key personnel or attracting and retaining additional key resources. Failure to attract and retain personnel could have a material adverse effect on the company's results of operations.

The company's products contain large volumes of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. Although the company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, the company's inventory is subject to risk due to changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the company's results of operations.

The company's cost structure is comprised of costs that are directly related to the level of sales, as well as costs that are fixed and do not fluctuate based on quarterly sales levels. The company's quality of earnings depends on its ability to control those costs that are fixed or semi-variable.

The company currently has ten subsidiaries or sales offices located outside the United States, and non-U.S. sales made up half of the company's revenue in the first nine months of fiscal 2000. The company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS. The following exhibits are filed herewith:


        Exhibit
        Number                    Exhibit
        ------                    -------
        11              Statement Re Computation of Per Share Earnings

        27              Financial Data Schedule (EDGAR version only)



(b)        REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarterly period ended June 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KEITHLEY INSTRUMENTS, INC.
                                  (Registrant)






Date:  August 3, 2000        /s/ Joseph P. Keithley
                             ---------------------------------------------------
                                 Joseph P. Keithley
                                 Chairman, President and Chief Executive Officer (Principal Executive Officer)






Date:  August 3, 2000        /s/ Mark J. Plush
                             ---------------------------------------------------
                                 Mark J. Plush
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)