Form 10-K405
period 2000-09-30
KEITHLEY INSTRUMENTS INC
filed 2000-12-29
CIK 54991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

For fiscal year ended, SEPTEMBER 30, 2000       Commission file number  1-9965
                       ------------------                               ------

                           KEITHLEY INSTRUMENTS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                   34-0794417
----------------------------------------   -----------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

     28775 AURORA ROAD, SOLON, OHIO                        44139
----------------------------------------   -----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (440) 248-0400
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON SHARES, WITHOUT PAR VALUE         NEW YORK STOCK EXCHANGE
-------------------------------------    -----------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 18, 2000 there were outstanding 13,477,874 Common Shares, without par value (net of shares held in treasury), and 2,163,532 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $529,873,954 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $793,546 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $530,667,500. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 18, 2000, which was $40.4375. For purposes of this information, the 374,345 Common Shares and 2,143,908 Class B Common Shares which were held by the officers and Directors of the Company were deemed to be voting stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the registrant's Annual Meeting to Shareholders to be held on February 17, 2001 (the "2001 Annual Meeting") are incorporated by reference in Part III in this Annual Report on Form 10-K (this "Annual Report") and are identified under the appropriate items in this Annual Report.

                           KEITHLEY INSTRUMENTS, INC.

                               10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I:                                                                PAGE
                                                                       ----

   Item 1.    Business                                                    1
   Item 2.    Properties                                                  6
   Item 3.    Legal Proceedings                                           6
   Item 4.    Submission of Matters to a Vote of Security Holders         6

PART II:

   Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters                                       8
   Item 6.    Selected Financial Data                                     9
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10
   Item 8.    Financial Statements and Supplementary Data                16
   Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      16

PART III.

   Item 10.   Directors and Executive Officers of the Registrant         17
   Item 11.   Executive Compensation                                     17
   Item 12.   Security Ownership of Certain Beneficial Owners and
                Management                                               17
   Item 13.   Certain Relationships and Related Transactions             17

PART IV:

   Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                                 18

                                     PART I.

ITEM 1 - BUSINESS.
         --------

GENERAL

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

     Keithley's business is to develop, manufacture and sell measurement systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company's primary products are integrated, computer-based systems used to source, measure, connect control or communicate. The Company's customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2000, over one-third of the company's orders were received from customers involved in the semiconductor industry. Approximately one-sixth came from the telecommunications customer group, and approximately 10 percent came from the optoelectronics customer group, with the remainder coming from various electronic component and sub-assembly manufacturers, researchers and others. Although the Company's products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical and physical properties. As such, the Company considers its business to be in a single industry segment.

STRATEGY OF FOCUS

     Several years ago, the Company formulated a strategy to focus its product and market development efforts toward production test applications in growing industries including the telecommunications, optoelectronics and semiconductor industries. In July of fiscal 1998 and November of fiscal 1999, the Company sold two businesses which no longer fit this core strategy. By pruning the organization of these non-strategic businesses, the Company was better able to leverage resources and greatly improve the quality of earnings over the last two years.

     The Company's strategy for sales growth consists of a few key points. First, the Company has focused its efforts on identifying specific production test applications within the targeted industries mentioned above. The Company works closely with customers in these industries not only to determine what their measurement needs are today, but also what their new emerging needs might be. A thorough understanding of their applications coupled with the Company's precision measurement technology enables Keithley to add value to our customers' processes; improving the quality, throughput and yield of their products. Forming consultative relationships with customers where the Company can add value is a key part of the strategy. Additionally, the Company recognizes the importance of traditional research customers. Whether they are doing basic or applied research in a university or an industrial laboratory, these customers give the Company a first-hand look at new industry trends and technologies, as well as establish relationships that last a career.

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

PRODUCT OFFERINGS

     The Company has more than 1,000 products that basically test, measure, and analyze electrical and physical properties. The Company offers integrated systems solutions, along with instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $125,000 to $400,000 dependant upon the configuration specified by the customer. The Company's new semiconductor characterization system ranges in price from $30,000 to $75,000 again dependent upon customer specifications. Bench top instruments generally range in price from $1,000 to $10,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. PC plug-in boards are used for process control and data collection applications, and machine builders and system integrators in production test. Selling prices generally ranging from $200 to $4,000.

NEW PRODUCTS DURING FISCAL YEAR 2000

     New products may be developed for a specific industry application or for general purposes to serve a larger customer constituency. New products introduced during fiscal 2000 included the following:

     In February 2000, the Company introduced the Model 2510 Thermoelectric Cooler Source Meter, and in July 2000 the Company introduced the Model 2500 Dual Photodiode Meter for the testing of laser diode modules. Both products were developed in close cooperation with some of the world's leading telecom laser diode manufacturers as part of a complete Keithley laser diode module LIV test system. These were the first of several products targeted for this industry the Company plans to introduce over the next 12 months. Additionally, the Company continued to expand its testing applications beyond laser diodes to several other high-growth segments within the optoelectronics industry, including VCSELS (vertical cavity surface emitting laser), pump lasers, passive optical components, tunable lasers, LEDs, and EDFA which stands for erbium dobed fiber amplifiers that are used to increase transmission distance for optical signals.

     The Company continued to expand its product offering for telecommunication customers with products that broadened its capabilities in microwave broadband signal management. The Model 7999-4 Microwave Switch and the Model 7999-5 16-Channel Controller add a new dimension to the Company's RF switching capabilities by addressing applications where a relatively small number of signals need to be switched and RS232 control is required, for instance in handset production test. The System 41 RF/Microwave Signal Routing product line addresses applications where the need to route multiple signals exists, such as in accelerated burn-in testing of handsets. The Company's microwave offerings continue to be well received in the marketplace and are part of the strategy to gain market share by addressing related applications where the Company can add value for its customers.

     In response to process changes incorporating the use of copper and "low-k" dielectrics, the Company introduced the newest product in its S600 family parametric test systems, the Model S633, designed for semiconductor processes using copper interconnects, "low-k" dielectrics, and 300mm wafers. The Company introduced the Model 4200-SCS Semiconductor Characterization System also designed for use by customers in the semiconductor industry. The system's combination of high ease of use, high precision, and sub-femtoamp resolution helps engineers solve design and production problems faster and introduce new products to market quicker. A key strength of the 4200 is the transfer of tests developed in the lab to the S600 family of testers residing on the production floor. This allows customers to quickly correlate test data taken in the lab to comparable measurements produced on the factory floor. Although the Model 4200 was specifically designed for semiconductor customers, the Company is also seeing interest from component manufacturers as they also need to characterize the performance of their devices.

     In November 1999, the Company launched a major new addition to its data acquisition line with the Model 2700 Multimeter/Data Acquisition System. With orders exceeding expectations, the 2700 performs instrument-grade measurements for common data acquisition applications at a lower cost per channel than the traditional plug-in board solution. Besides allowing the Company to serve new customers, this product serves new applications for existing customers in the optoelectronics, telecommunications and semiconductor industries. Additionally, the 2700 is unique in that its functionality can be changed through the use of plug-in modules to accommodate different applications for various industries. The Company views this platform as a key part of penetrating ATE and factory automation applications.

GEOGRAPHIC MARKETS AND DISTRIBUTION

     During fiscal 2000, all of the Company's products were manufactured in Ohio and were sold throughout the world in over 80 countries. The Company's principal markets are the United States, Europe and the Pacific Basin.

     In the United States, the Company's products are sold by the Company's sales personnel, independent sales representatives and through direct marketing and catalog mailings. United States sales offices are located in Solon, Ohio and Santa Clara, California. The Company markets its products directly in countries in which it has a sales office and through distributors in other countries. European subsidiaries have sales and service offices located in or near London, Munich, Paris, Amsterdam, Zurich and Milan. The Company also has sales offices in Belgium, China, Korea, Taiwan and India. Sales in markets outside the above named locations are made through independent sales representatives and distributors.

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

CUSTOMERS

     The Company's customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2000 no one customer accounted for more than 10% of the Company's sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

BACKLOG

     The Company's backlog of unfilled orders amounted to approximately $32,142,000 as of September 30, 2000 and approximately $19,341,000 as of September 30, 1999. It is expected that the majority of the orders included in the 2000 backlog will be delivered during fiscal 2001; however, the Company's past experience indicates that a small portion of orders included in the backlog may be canceled.

COMPETITION

     The Company competes on the basis of quality, performance, service and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. The Company's competitors vary between product lines and certain manufacturers compete with the Company in multiple product lines. The Company's principal competitor is Agilent Technologies, Inc.

RESEARCH AND DEVELOPMENT

     The Company's engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company's product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company's products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $12,387,000 in 2000, $10,745,000 in 1999 and $13,139,000 in 1998, or approximately 8%, 11% and 11% of net sales, respectively, for each of the last three fiscal years.

GOVERNMENT REGULATIONS

     The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

EMPLOYEES

     As of September 30, 2000, the Company employed approximately 626 persons, 129 of whom were located outside the United States. None of the Company's employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

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

ITEM 2 - PROPERTIES.
         ----------

     The Company's principal administrative, sales, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The two buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility is currently being leased to others, but is available for expansion should the Company require additional space. The Company also maintains a number of sales and service offices in the United States and overseas. The Company believes that the facilities it owns and leases are well maintained, adequately insured and suitable for their present and intended uses.

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


Executive Officer            Age     Recent Business Experience
-----------------            ---     --------------------------
Joseph P. Keithley           52      Chairman  of the  Board  of  Directors  since  1991,  Chief
                                     Executive  Officer since November 1993 and President  since
                                     May 1994.

Philip R. Etsler             50      Vice President Human Resources of the Company since 1990.

John M. Gherlein             45      Secretary  of the Company  since July 1999;  Partner in the law firm of Baker & Hostetler LLP from 1990 to present.

David H. Patricy             51      Vice President and General  Manager of Test and Measurement
                                     of the Company since 1997.  Previously  General  Manager of the Instrument Division from 1994 to 1997.

Mark J. Plush                51      Vice President and Chief  Financial  Officer of the Company
                                     since October 1998.  Previously,  Controller since 1982 and an Officer of the Company since 1989.

Gabriel A. Rosica            60      Senior Vice President and General Manager of  Semiconductor
                                     since February 1996.  Previously  Chief  Operating  Officer of Bailey  Controls  Company  from  August  1994 to January
                                     1996.

D. Sherman Willows           64      Vice President  Worldwide Sales since February 1999.
                                     Previously General Manager of World Wide
                                     Sales from 1997 to 1999 and Eastern Regional
                                     Sales Manager from 1993 to 1997.


PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

         The Company's Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company's Common Shares as reported on the NYSE. There is no established public trading market for the Company's Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

                                                                                              Cash Dividends
                                                                     Cash Dividends            Per Class B
Fiscal 2000                        High             Low             Per Common Share           COMMON SHARE
-----------                        ----             ---             ----------------           ------------

First Quarter                     $11 3/16         $7                $  .0205                   $  .0164
Second Quarter                     37               9 7/16              .0275                      .0220
Third Quarter                      91 1/2          15 3/8               .0275                      .0220
Fourth Quarter                    107 7/16         42 1/4               .0275                      .0220

Fiscal 1999
-----------

First Quarter                      $4 5/8          $1 7/8            $  .0165                   $  .0132
Second Quarter                      4 27/32         3 1/4               .0165                      .0132
Third Quarter                       4 1/2           3 9/32              .0165                      .0132
Fourth Quarter                      7 15/32         4 3/32              .0205                      .0164

     The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 19, 2000 was 2,500 and 5, respectively.

ITEM 6 - SELECTED FINANCIAL DATA.
         -----------------------

     The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in a separate section at the end of this Annual Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

                                                                     For the years ended September 30,
(In thousands, except for per share data)                     2000       1999       1998       1997       1996
---------------------------------------------------------------------------------------------------------------

Operating Results

 Net sales                                                $150,561   $100,938   $117,776   $123,295   $118,946
 Income (loss) before income taxes                          32,471     16,717      8,189      1,211    (6,324)
 Net income (loss)                                          21,045     13,708      5,004        790    (5,440)
 Basic earnings (loss) per share (a)                          1.43       0.92       0.32       0.05     (0.37)
 Diluted earnings (loss) per share (a)                        1.30       0.90       0.31       0.05     (0.37)

Common Stock Information (a)
 Cash dividends per Common Share                             0.103      0.070     0.0625     0.0625     0.0625
 Cash dividends per Class B Common Share                     0.082      0.056     0.0500     0.0500     0.0500
 Weighted average number of shares
  outstanding- diluted                                      16,168     15,315     16,131     15,734     14,720
 At fiscal year-end:
  Dividend payout ratio (b)                                   7.2%       7.6%      19.5%     125.0%         --
  Price/earnings ratio (b)                                    53.8        7.9        8.2      120.0         --
  Shareholders' equity per share                              4.77       3.08       2.46       2.13       2.13
  Closing market price                                      70.000      7.094      2.532      6.000      4.438

Balance Sheet Data

 Total assets                                              112,338     74,751     71,017     79,113     73,834
 Current ratio                                                 3.0        2.0        1.9        1.9        1.7
 Total debt                                                  3,225      3,000      6,099     17,458     13,369
 Total debt-to-capital                                        4.1%       6.4%      13.6%      34.8%      29.6%
 Shareholders' equity                                       75,773     43,781     38,742     32,683     31,756

Other Data

 Return on average shareholders' equity                      35.2%      33.2%      14.0%       2.5%     -15.8%
 Return on average total assets                              22.5%      18.8%       6.7%       1.0%      -7.8%
 Return on net sales                                         14.0%      13.6%       4.2%       0.6%      -4.6%
 Number of employees                                           626        526        564        693        716
 Sales per employee                                          261.4      185.2      187.4      175.0      173.0
 Cash flow
  Noncash charges to income (c)                              4,757      3,581      4,709      3,390      7,064
  Net cash provided by (used in) operating activities       10,549      9,659     13,033    (1,011)      2,600
 Ten-year compound annual growth rate
  Net sales                                                   4.1%       1.3%       5.0%       7.9%       9.6%
  Net income (b)                                             20.1%      12.7%      -0.8%     -13.3%         --

(a) Share data adjusted for a two-for-one stock split in June 2000.

(b) Information is not meaningful in 1996 due to reported net losses.

(c) Noncash charges to income include depreciation, amortization, deferred compensation, deferred taxes and noncash special charges.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

     The following discussion should be read in conjunction with the Financial Statements and related Notes included in a separate section at the end of this Annual Report.

RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS EXCEPT FOR PER-SHARE DATA)

Percent of net sales for the years ended September 30, 2000, 1998 and 1997

                                                                 2000         1999         1998
                                                                 ----         ----         ----
Net sales                                                      100.0         100.0        100.0
Cost of goods sold                                              38.9          39.6         42.7
Selling, general and administrative expenses                    32.2          38.5         39.7
Product development expenses                                     8.2          10.6         11.2
Gain on sale of business                                        (0.6)         (5.1)        (2.4)
Special charges                                                 --            --            1.0
Net financing (income) expenses                                 (0.3)         (0.2)         0.9
                                                               -----         -----        -----
Income before income taxes                                      21.6          16.6          6.9
Income taxes                                                     7.6           3.0          2.7
                                                              ------         -----        -----
Net income                                                      14.0          13.6          4.2
                                                               =====         =====        =====


     Net income, excluding gains on sales of businesses in all years and a favorable tax adjustment in 1999, was $20,448, or $1.26 per share on a diluted basis, in 2000, compared to $8,201, or $.54 per share, in 1999, and $4,679, or $.29 per share, in 1998. Adjusted net income for 2000 was a new record high. Net income as reported was $21,045, or $1.30 per share on a diluted basis, $13,708, or $.90 per share, and $5,004, or $.31 per share, in 2000, 1999 and 1998, respectively.

     Net sales were a new record high at $150,561 in 2000. Excluding net sales from divested businesses, net sales were $100,321 in 1999 and $96,840 in 1998. (See Note B.) Net sales increased 50 percent in 2000 from 1999, and 4 percent in 1999 from 1998. Net sales including those from divested businesses were $100,938 in 1999, and $117,776 in 1998. The increase in 2000 from 1999 was due to strong sales to customers in the Company's targeted industries, including the telecommunications, optoelectronics, and semiconductor industries. The semiconductor industry, in particular, is cyclical and in 1999 it began to recover from a down cycle. The recovery continued throughout 2000. The increase in sales from current businesses in 1999 from 1998 was due to the semiconductor industry recovery and general economic recovery in Asian markets, as well as continued good growth for the Company's products serving the telecommunications industry. The Company believes it has gained market share in its targeted industries. Geographically, sales were up in all major areas with the Pacific Basin region up 76 percent, domestic sales up 52 percent and Europe up 45 percent, in 2000 from 1999. Domestic and export sales from current businesses increased somewhat in 1999 from 1998, while net sales in Europe were essentially flat.

     Cost of goods sold as a percentage of net sales was 38.9 in 2000, 39.6 in 1999, and 42.7 in 1998. Improved manufacturing efficiencies due to higher sales lowered cost of goods sold as a percentage of net sales in 2000. This more than offset the unfavorable impact of a 9 percent stronger U.S. dollar in 2000. Foreign currency fluctuations had no impact in 1999. The decrease in 1999 over 1998 was primarily due to the absence during 1999 of all or most of the Quantox product line and the Radiation Measurements Division's (RMD) sales, whose margins were lower. Foreign exchange hedging had a minimal effect on cost of goods sold in 2000, 1999 and 1998.

     Selling, general and administrative expenses of $48,476 increased 25 percent in 2000 from $38,885 in 1999, but decreased as a percentage of net sales to 32.2% from 38.5%. The increase in dollars was due to higher commissions on increased sales, higher personnel costs due to increased headcount, higher incentive costs, and increased promotion and e-business initiatives. Selling, general and administrative expenses decreased 17 percent in 1999 from $46,756 in 1998. The majority of the decrease in 1999 can be attributed to the absence of RMD and only one month's cost for Quantox. Lower expenses resulting from the cost reduction actions taken in 1998 and 1997 also contributed to the decrease in 1999. Additionally, 1998's expenses include approximately $1,210 pretax, or $.05 per share after taxes, for personnel cost reductions and officer retirement expenses.

     Product development expenses of $12,387 in 2000 increased 15 percent from $10,745 in 1999, but decreased as a percentage of net sales to 8.2% from 10.6%. The increase in dollars is due to higher personnel costs resulting from the Company's efforts to increase development resources to take advantage of opportunities existing in its targeted markets, particularly the optoelectronics industry. During 2000, the Company introduced several significant new products including the Model 2700 multimeter/data acquisition system and PCI data acquisition boards designed for multi-industries, the Model 2510 TEC source meter and Model 2500 dual photodiode meter designed for the optoelectronics industry, and the Model 4200 semiconductor characterization system and Model S633 parametric test system designed for semiconductor manufacturers. Product development expenses decreased $2,394, or 18 percent in 1999 from $13,139, or
11.2 percent of sales, in 1998. The decrease was due to the absence of RMD and only one month's costs for Quantox in 1999. Excluding costs for these divested businesses, product development costs were flat in 1999 compared to 1998.

     On August 10, 1998, the Company sold certain assets used in the operation of its Radiation Measurements Division (RMD) to Inovision Radiation Measurements, L.L.C. for $8,215 in cash. Additionally, the Company received $468 for certain liabilities incurred in the operation of RMD that were not assumed by the buyer. The agreement, which was effective July 31, 1998, included the sale of RMD's inventory, accounts receivable, machinery, equipment and other tangible personal property, and intangible assets including patents and technology. The sale resulted in a pretax gain of $2,852, or $.11 per share, recorded in the fourth quarter of fiscal 1998. On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The Company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.20 per share, recorded in the first quarter of fiscal 1999. During the fourth quarter of fiscal 1999, and the first and fourth quarters of fiscal 2000, additional pretax gains of $345, or $.01 per share, $477, or $.02 per share, and $476, or $.02 per share, respectively, were recorded for the above mentioned sales of these businesses. At the time of the sales of these businesses, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in fiscal 1999 and 2000 represent the settlement of certain of these issues. (See Note B.)

An analysis of special charges recorded in 1998 is as follows:

         Description:
         Write off of goodwill                                    $   519
         Severance, outplacement and

           other personnel costs                                      290
         Lease and related costs                                      280
         Impaired inventory and equipment                             122
         Relocation of facility and employees                          25
         European operating subleases                                 (64)
                                                                   ------
                                                                   $1,172
                                                                   ======
     The Company did not record any special charges during 1999 or 2000. Due to continued weakness in the semiconductor capital equipment industry throughout 1998, the Company incurred special charges in 1998 for cost reduction actions taken in the second quarter relative to its semiconductor business. Also, the Company decided to change the methodology of pursuing its wafer-level reliability business, which was part of a 1996 acquisition. As a result of this decision, the Company reviewed the carrying value of the goodwill using the estimated future cash flow method and determined that the goodwill was impaired. Special charges for 1998 include $519 for the write-off of the remaining balance of the goodwill. Additionally, the Company decided to further consolidate its manufacturing operations. As a result, special charges in 1998 include lease costs accrued on a leased facility the Company would no longer occupy. The reversal of European operating subleases represents a change in circumstances in 1998. The special charges recorded during 1998 of $1,172 pretax, or $.04 per share, include $551 in noncash charges.

     The Company generated net financing income of $445 in 2000 compared to $179 in 1999, and expense of $1,040 in 1998. Higher average cash and cash equivalents, along with higher interest rates on cash and cash equivalents accounted for the increased income in 2000 and 1999. 1998 resulted in a net expense due to higher average debt levels and lower cash and cash equivalents in that year.

     The effective tax rate for 2000 was 35.2 percent. The tax rate is lower than the statutory tax rate for federal, state and local taxes due to foreign sales corporation benefits. The effective tax rate for 1999 was 18.0 percent as a result of the combination of several factors: the gain on the sale of businesses recorded at the statutory rate including state and local taxes, a tax benefit resulting from the release of certain valuation reserves due to the settlement of prior years' tax liabilities and improved profitability in the Company's U.S. operations, which enabled the Company to utilize a number of tax credits. The effective tax rate for 1998 was 38.9 percent and reflects an unfavorable adjustment for prior years' taxes. At September 30, 2000, the Company had no tax credit carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 2000, net cash provided by operating activities was $10,549, and proceeds from the sale of Common Shares through the Company's stock option and stock purchase plans were $5,788. Cash was used to purchase $3,607 of property, plant and equipment, buy back $3,013, or 304,800 shares, of the Company's common stock through its stock repurchase program, and pay $1,457 in dividends. Total cash of $21,408 at September 30, 2000, increased $7,982 from September 30, 1999. Total debt of $3,225 at September 30, 2000 increased slightly from $3,000 at September 30, 1999, and the debt-to-capital ratio at year-end was 4.1 percent versus 6.4 percent at the end of fiscal 1999.

     The Company's credit agreement, which expires March 28, 2002, is a $25,000 debt facility ($3,000 outstanding at September 30, 2000) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime, LIBOR or FIBOR. The Company is required to pay a facility fee of between
 .175% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $4,812.

     At September 30, 2000, the Company had total unused lines of credit with domestic and foreign banks aggregating $26,587, including short-term and long-term lines of credit of $4,587 and $22,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants during each of the three years ended and at September 30, 2000. Principal payments on long-term debt are due in 2002.

     During 2001, the Company expects to finance capital spending and working capital requirements with cash on hand and cash provided by operations. Capital expenditures in fiscal 2001 are expected to be higher than they were in 2000. Included in the "Deferred income taxes" caption of the Consolidated Balance Sheets at September 30, 2000 is a $10,518 tax asset resulting from the exercise of non-qualified stock options during 2000. The Company expects to recognize this asset as cash tax savings during fiscal 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Statements included in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report constitute "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

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

     The Company's cost structure is comprised of costs that are directly related to the level of sales, as well as costs that are fixed and do not fluctuate based on sales levels. The Company's quality of earnings depends on its ability to control those costs that are fixed or semi-variable.

     The Company currently has eleven subsidiaries or sales offices located outside the United States, and non-U.S. sales made up approximately half of the Company's revenue during 2000. The Company's future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

     The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company's overall tax liability. The Company's actual tax rate for fiscal 2001 could change from what is currently anticipated due to changes in various country's tax laws or changes in the Company's overall tax planning strategy.

     The Company has modified its systems to accommodate the Euro. The cost of these modifications was immaterial to the Company's results of operations. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the Company's results of operations, financial condition or cash flows of future periods.

ITEM 7(a) - MARKET RISK
            -----------

     Response to this item is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The response to this Item 8 is included in a separate section at the end of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         -------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

     None.

                                    PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     See the table listing the nominees for directors under the caption "Item 2:
Election of Directors" in the Company's Proxy Statement to be used in conjunction with the February 17, 2001 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which table is incorporated herein by this reference. The information required with respect to the executive officers of the Company is included under the caption "Executive Officers of the Registrant" of this Form 10-K Annual Report and incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.
          ----------------------

     See the caption "Executive Compensation and Benefits" in the Company's Proxy Statement to be used in conjunction with the February 17, 2001 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     See the caption "Principal Shareholders" in the Company's Proxy Statement to be used in conjunction with the February 17, 2001 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2000, and is expected to render services in such capacity to the Company in the future.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K.
          --------

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

        4(a) Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

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

       10(b) Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

       10(c) Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

       10(d) Employment Agreement, as amended, with Joseph P. Keithley. (Reference is made to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        Exhibit
        Number     Description
        -------    -----------

        10(e) Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        10(f)      1992 Stock Incentive Plan, as amended. (Reference is made to
                   Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

        10(g)      1992 Directors' Stock Option Plan. (Reference is made to
                   Exhibit 10(g) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

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

        11         Statement Re Computation of Per Share Earnings.

        21         Subsidiaries of the Company.

        23         Consent of Experts.

        27         Financial Data Schedule (EDGAR version only).

ITEM 14(b)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the quarterly period ended September 30, 2000.

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

Keithley Instruments, Inc.
(Registrant)

By: /S/  JOSEPH P. KEITHLEY
    -------------------------------
         Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:   DECEMBER 8, 2000
      -----------------------------

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

Signature                                       Title                                                        Date
---------                                       -----                                                        ----

/S/  Joseph P. Keithley                         Chairman of the Board of Directors, President              12/8/00
-------------------------------------
     Joseph P. Keithley                         and Chief Executive Officer
                                                (Principal Executive Officer)


/S/  Brian R. Bachman                           Director                                                   12/8/00
-------------------------------------
     Brian R. Bachman


                                                Director
-------------------------------------
     James T. Bartlett


/S/  Arden L. Bement, Jr.                       Director                                                   12/8/00
-------------------------------------
     Dr. Arden L. Bement, Jr.

/S/  James B. Griswold                          Director                                                   12/8/00
-------------------------------------
     James B. Griswold

/S/  Leon J. Hendrix, Jr.                       Director                                                   12/8/00
-------------------------------------
     Leon J. Hendrix, Jr.


/S/  William J. Hudson, Jr.                     Director                                                   12/8/00
-------------------------------------
     William J. Hudson, Jr.


                                                Director
-------------------------------------
     R. Elton White

KEITHLEY INSTRUMENTS, INC.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                            Page No.
--------------------                                             --------

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

Financial Statement Schedule:
For the Three Years Ended September 30, 2000
Schedule II - Valuation and Qualifying Accounts                    F-28

Report of Independent Accountants

To the Board of Directors and Shareholders of Keithley Instruments, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio

November 1, 2000

Consolidated Statements of Income
For the years ended September 30, 2000, 1999 and 1998
(In Thousands of Dollars Except for Per-Share Data)

                                                              2000             1999              1998
                                                              ----             ----              -----
Net sales                                                  $150,561         $100,938          $117,776
                                                            -------          -------           -------
Cost of goods sold                                           58,625           39,923            50,332
Selling, general and administrative expenses                 48,476           38,885            46,756
Product development expenses                                 12,387           10,745            13,139
Gain on sale of businesses                                     (953)          (5,153)           (2,852)
Special charges                                                  --               --             1,172
Net financing (income) expenses                                (445)            (179)            1,040
                                                           --------         --------           -------
Income before income taxes                                   32,471           16,717             8,189
Income taxes                                                 11,426            3,009             3,185
                                                           --------         --------           -------
Net income                                                 $ 21,045         $ 13,708          $  5,004
                                                           ========         ========           =======
Basic earnings per share                                   $   1.43         $   0.92          $   0.32
                                                           ========         ========           =======
Diluted earnings per share                                 $   1.30         $   0.90          $   0.31
                                                           ========         ========           =======


The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 2000 and 1999
(In Thousands of Dollars Except for Share Data)
(Unaudited)

                                                                                     2000                  1999
                                                                                   -------               ------
Assets
Current assets:
     Cash and cash equivalents                                                   $  21,408             $  13,426
     Accounts receivable and other, net of allowances
           of $605 and $679 as of September 30, 2000
           and 1999, respectively                                                   30,621                19,633
     Inventories:
           Raw materials                                                            11,376                 4,853
           Work in process                                                           5,685                 4,009
           Finished products                                                         3,083                 2,187
                                                                                 ---------               -------
                 Total inventories                                                  20,144                11,049
     Deferred income taxes                                                          13,935                 3,074
     Prepaid expenses                                                                  506                   519
                                                                                 ---------               -------
                 Total current assets                                               86,614                47,701
                                                                                 ---------               -------
Property, plant and equipment, at cost:
     Land                                                                            1,325                 1,325
     Buildings and leasehold improvements                                           15,163                15,090
     Manufacturing, laboratory and office equipment                                 23,321                21,878
                                                                                 ---------               -------
                                                                                    39,809                38,293
        Less-Accumulated depreciation and amortization                              26,590                25,617
                                                                                 ---------               -------
                 Total property, plant and equipment, net                           13,219                12,676
                                                                                 ---------               -------

Deferred income taxes                                                                5,987                 7,801
Other assets                                                                         6,518                 6,573
                                                                                 ---------               -------
Total assets                                                                      $112,338             $  74,751
                                                                                 =========               =======

Liabilities and Shareholders' Equity
Current liabilities:

     Short-term debt                                                             $     225             $      --
     Accounts payable                                                                9,321                 8,119
     Accrued payroll and related expenses                                            9,041                 5,872
     Other accrued expenses                                                          6,152                 6,046
     Income taxes payable                                                            4,096                 3,382
                                                                                 ---------               -------
                 Total current liabilities                                          28,835                23,419
                                                                                 ---------               -------
Long-term debt                                                                       3,000                 3,000
Other long-term liabilities                                                          4,723                 4,543
Deferred income taxes                                                                    7                     8
Shareholders' equity:
     Common Shares, stated value $.0125:
       Authorized - 30,000,000; issued and outstanding -
       13,736,974 in 2000 and 10,515,450 in 1999                                       172                   132
     Class B Common Shares, stated value $.0125:
       Authorized - 9,000,000; issued and outstanding -
       2,163,532 in 2000 and 5,385,056 in 1999                                          27                    67
     Capital in excess of stated value                                              17,160                 9,071
     Earnings reinvested in the business                                            62,211                42,623
     Accumulated other comprehensive income                                           (819)                  112
     Unamortized portion of restricted stock plan                                     (196)                 (239)
     Common Shares held in treasury, at cost                                        (2,782)               (7,985)
                                                                                 ---------               -------
                 Total shareholders' equity                                         75,773                43,781
                                                                                 ---------               -------
Total liabilities and shareholders' equity                                       $ 112,338             $  74,751
                                                                                 =========               =======

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders' Equity
For the years ended September 30, 2000, 1999 and 1998
(In Thousands of Dollars)

                                                                                 Accumulated other
                                                                               comprehensive income
                                                                               --------------------
                                                         Capital   Earnings     Minimum
                                              Class B   in excess  reinvested   pension   Cumulative
                                   Common     Common    of stated   in the     liability  translation
                                   Shares     Shares      value    business   adjustment  adjustment
                                  ---------- ---------- --------- ----------- ----------- -----------
BALANCE SEPTEMBER 30, 1997             $122        $70    $7,297     $25,773         $--        $250

Comprehensive Income:
    Net Income                                                         5,004
    Translation adjustment                                                                       146
Total comprehensive income
Cash dividends:
   Common Shares ($.0625 per                                           (629)
      share)
   Class B Common Shares ($.05                                         (278)
      per share)
Shares issued under stock plans           5                1,580
Repurchase of Common Shares
Gains from hedging net
   investments in foreign
   subsidiaries                                                                                   33
Amortization
                                  ---------- ---------- --------- ----------- ----------- -----------
BALANCE SEPTEMBER 30, 1998              127         70     8,877      29,870          --         429

Comprehensive Income:
    Net Income                                                        13,708
    Translation adjustment                                                                     (281)
    Minimum pension liability adj.                                                   (39)
Total comprehensive income
Cash dividends:
   Common Shares ($.07 per
      share)                                                           (653)
   Class B Common Shares
      ($.056 per share)                                                (302)
Shares issued under stock plans           2                  194
Conversion to Common Shares               3        (3)
Repurchase of Common Shares
Gains from hedging net
   investments in foreign
   subsidiaries                                                                                    3
Amortization
                                  ---------- ---------- --------- ----------- ----------- -----------
BALANCE SEPTEMBER 30, 1999              132         67     9,071      42,623        (39)         151

Comprehensive Income:
    Net Income                                                        21,045
    Translation adjustment                                                                     (965)
    Minimum pension liability adj.                                                   34
Total comprehensive income
Cash dividends:
   Common Shares ($.103  per
      share)                                                         (1,151)
   Class B Common Shares
      ($.0824 per share)                                               (306)
Shares issued under stock plans                            8,089
Conversion to Common Shares              40       (40)
Repurchase of Common Shares
Amortization
                                  ---------- ---------- --------- ----------- ----------- -----------
BALANCE SEPTEMBER 30, 2000             $172        $27   $17,160     $62,211        $(5)      $(814)
                                  ========== ========== ========= =========== =========== ===========





                                    Unamortized   Common
                                    portion of     Shares       Total
                                    restricted    held in    shareholders
                                    stock plan   treasury      equity
                                   ------------- ---------- ------------
BALANCE SEPTEMBER 30, 1997               $(569)     $(260)       $32,683

Comprehensive Income:
    Net Income
    Translation adjustment
Total comprehensive income                                         5,150
Cash dividends:
   Common Shares ($.0625 per                                       (629)
      share)
   Class B Common Shares ($.05                                     (278)
      per share)
Shares issued under stock plans                                    1,585
Repurchase of Common Shares                           (88)          (88)
Gains from hedging net
   investments in foreign
   subsidiaries                                                       33
Amortization                                286                      286
                                   ------------- ---------- -------------
BALANCE SEPTEMBER 30, 1998                (283)      (348)        38,742

Comprehensive Income:
    Net Income
    Translation adjustment
    Minimum pension liability adj.
Total comprehensive income                                        13,388
Cash dividends:
   Common Shares ($.07 per
      share)                                                       (653)
   Class B Common Shares
      ($.056 per share)                                            (302)
Shares issued under stock plans                      1,077         1,273
Conversion to Common Shares                                           --
Repurchase of Common Shares                        (8,714)       (8,714)
Gains from hedging net
   investments in foreign
   subsidiaries                                                        3
Amortization                                 44                       44
                                   ------------- ---------- -------------
BALANCE SEPTEMBER 30, 1999                (239)    (7,985)        43,781

Comprehensive Income:
    Net Income
    Translation adjustment
    Minimum pension liability adj.
Total comprehensive income                                        20,114
Cash dividends:
   Common Shares ($.103  per
      share)                                                     (1,151)
   Class B Common Shares
      ($.0824 per share)                                           (306)
Shares issued under stock plans                      8,436        16,525
Conversion to Common Shares                                           --
Repurchase of Common Shares                        (3,233)       (3,233)
Amortization                                 43                       43
                                   ------------- ---------- -------------
BALANCE SEPTEMBER 30, 2000               $(196)   $(2,782)       $75,773
                                   ============= ========== =============













The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2000, 1999 and 1998
(In Thousands of Dollars)

                                                                          2000              1999              1998
                                                                        --------          --------          ------
Cash flows from operating activities:

     Net income                                                          $21,045          $13,708          $  5,004
     Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation                                                    2,920            2,923             3,653
           Amortization of intangible assets                                  --               --               196
           Deferred income taxes                                           1,330              475               (22)
           Deferred compensation                                             507              183               331
           Special charges                                                    --               --               551
           Gain on sale of businesses                                       (953)          (5,153)           (2,852)
     Change in current assets and liabilities:
           Accounts receivable and other                                 (11,772)          (2,488)            6,625
           Inventories                                                    (9,268)          (1,581)            3,670
           Prepaid expenses                                                 (358)             156              (648)
           Other current liabilities                                       6,832            2,205            (3,320)
     Other operating activities                                              266             (769)             (155)
                                                                         -------           ------           -------
Net cash provided by operating activities                                 10,549            9,659            13,033
                                                                         -------           ------           -------

Cash flows from investing activities:
     Capital expenditures                                                 (3,607)          (1,545)           (2,753)
     Proceeds received from sale of assets                                    --            9,147             8,683
     Cash expenditures for sale of assets                                     --           (1,636)             (759)
     Other investing activities                                               55               58                96
                                                                         -------           ------           -------
Net cash (used in) provided by investing activities                       (3,552)           6,024             5,267
                                                                         -------           ------           -------

Cash flows from financing activities:
     Net increase (decrease) in short-term debt                              247               --               (16)
     Payment of long-term debt                                                --           (3,056)          (11,314)
     Proceeds from sale of Common Shares                                   5,788              925             1,458
     Purchase of Treasury Shares                                          (3,013)          (8,366)               --
     Cash dividends                                                       (1,457)            (955)             (907)
                                                                         -------           ------           -------
   Net cash provided by (used in) financing activities                     1,565          (11,452)          (10,779)
                                                                         -------           ------           -------

Effect of changes in foreign currency exchange
   rates on cash and cash equivalents                                       (580)            (126)               73
                                                                         -------           ------           -------
Increase in cash and cash equivalents                                      7,982            4,105             7,594
Cash and cash equivalents at beginning of period                          13,426            9,321             1,727
                                                                         -------           ------           -------
Cash and cash equivalents at end of period                               $21,408          $13,426          $  9,321
                                                                         =======           ======           =======
Supplemental disclosures of cash flow information
     Cash paid during the year for:
           Income taxes                                                 $  7,426         $  3,641          $    972
           Interest                                                           58              179               891

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

NATURE OF OPERATIONS

     The Company operates in a single industry segment and is engaged in the design, development, manufacture and marketing of complex electronic instruments and systems. Its products provide electrical measurement-based solutions to the telecommunications, semiconductor, optoelectronics, other electronic components industries, and research and development. Engineers and scientists around the world use the Company's advanced hardware and software for process monitoring, production test and basic research.

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

OTHER ACCRUED EXPENSES

     Included in the "Other accrued expenses" caption of the Consolidated Balance Sheets at September 30, 2000 and 1999, were $2,073 and $1,476, respectively, for commissions payable to outside sales representatives of the Company.

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

     Included in the "Common Shares held in treasury, at cost" caption of the Consolidated Balance Sheets at September 30, 2000 and 1999, were shares repurchased through the Company's share repurchase programs, net of shares reissued (see Note D), and shares repurchased to settle non-employee Directors' fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at September 30, 2000 was 510,292.

INCOME TAXES

     Provision has been made for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 2000, 1999 and 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK SPLIT/EARNINGS PER SHARE

     On May 5, 2000, the Company's Board of Directors approved a two-for-one split of its Common Shares and Class B Common Shares. The split was effected in the form of a stock dividend payable on June 1, 2000, to shareholders of record on May 18, 2000. All share and per share amounts have been adjusted to reflect the split on a retroactive basis.

     Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

                   2000                  1999                1998
               -------------        -------------        -------------
Basic           14,698,456           14,894,162           15,599,014
Diluted         16,167,853           15,314,850           16,130,578


HEDGING AND RELATED FINANCIAL INSTRUMENTS

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

OTHER ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. It requires that an entity recognize revenue at the time a product has been accepted by a customer, as defined by certain criteria. SAB 101 is effective no later than the Company's fourth quarter of fiscal year 2001, and would have to be adopted retroactively to the beginning of the fiscal year. The Company does not believe SAB 101 will have a material impact on its consolidated results or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 deferred the effective date of SFAS 133 for one year, therefore, SFAS 133 will be required to be adopted in the Company's first quarter of its fiscal year ending September 30, 2001. The Company does not believe SFAS 133 will have a material impact on its consolidated results or financial position.

NOTE B - SALE OF ASSETS

     On August 10, 1998, the Company sold certain assets used in the operation of its Radiation Measurements Division (RMD) to Inovision Radiation Measurements, L.L.C. for $8,215 in cash. Additionally, the Company received $468 for certain liabilities incurred in the operation of RMD that were not assumed by the buyer. The agreement, which was effective July 31, 1998, included the sale of RMD's inventory, accounts receivable, machinery, equipment and other tangible personal property, and intangible assets including patents and technology. The sale resulted in a pretax gain of $2,852, or $.11 per share, recorded in the fourth quarter of fiscal 1998.

     On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The Company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.20 per share, recorded in the first quarter of fiscal 1999.

     During the fourth quarter of fiscal 1999, and the first and fourth quarters of fiscal 2000, additional pretax gains of $345, or $.01 per share, $477, or $.02 per share, and $476, or $.02 per share, respectively, were recorded for the above mentioned sales of businesses. At the time of the sales of these businesses, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in fiscal 1999 and 2000 represent the settlement of certain of these issues.

NOTE C - SPECIAL CHARGES

     An analysis of special charges recorded in the Consolidated Statement of Income in 1998 is as follows:

Description:
Write off of goodwill                              $   519
Severance, outplacement and

  other personnel costs                                290
Lease and related costs                                280
Impaired inventory and equipment                       122
Relocation of facility and employees                    25
European operating subleases                           (64)
                                                    ------
Totals                                              $1,172
                                                    ======

     The Company did not record any special charges during fiscal 1999 and 2000. Due to continued weakness in the semiconductor capital equipment industry throughout 1998, the Company incurred special charges in 1998 for cost reduction actions taken in the second quarter relative to its semiconductor business. Also, the Company decided to change the methodology of pursuing its wafer-level reliability business, which was a 1996 acquisition. As a result of this decision, the Company reviewed the carrying value of the goodwill using the estimated future cash flow method and determined that the goodwill was impaired. 1998 special charges include $519 for the write-off of the remaining balance of the goodwill. Additionally, the Company decided to further consolidate its manufacturing operations. As a result, special charges in 1998 include lease costs accrued on a leased facility the Company would no longer occupy. The reversal of European operating subleases represents a change in circumstances in 1998. The special charges recorded during 1998 of $1,172 pretax, or $.04 per share, include $551 in noncash charges.

NOTE D - SHARE REPURCHASE PROGRAMS

     On November 11, 1998, the Company commenced a tender offer to repurchase up to 4,000,000 of its Common Shares, or approximately 25 percent of the outstanding Common Shares and Class B Common Shares combined. The offer was conducted through a procedure commonly known as a "Dutch Auction" in which shareholders could tender their shares at prices not in excess of $3.50 nor less than $2.875 per share. The offer expired on December 10, 1998, and resulted in the purchase of 811,466 Common Shares at $3.50 per share plus expenses of approximately $.50 per share.

     At the conclusion of the Dutch Auction, the Company's Board of Directors approved a program to repurchase up to 2,000,000 Common Shares on the open market over a two-year period. The shares repurchased under both the Dutch Auction and the stock repurchase program are to be held as treasury stock, and from time to time, have been reissued in settlement of stock options and the Company's employee stock purchase plan. During fiscal 2000 and 1999, the Company purchased 304,800 and 1,074,140 Common Shares at average prices of $9.89 and $4.77 per share including commissions, respectively. Since commencing the tender offer in November 1998, the Company has purchased under both buy back plans a total of 2,190,406 Common Shares at an average price of $5.20 per share including commissions. During fiscal 2000 and 1999, the Company reissued 1,596,202 and 200,854 treasury shares, respectively, in settlement of shares purchased through the Company's stock option plans and employee stock purchase plan. At September 30, 2000, 393,350 Common Shares related to the share purchase programs remained as treasury shares at an average cost of $5.36 per share including commissions.

NOTE E - FINANCING ARRANGEMENTS

                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                        2000              1999
Short-term debt:
Revolving loans in local currency with various banks,
 principal due monthly with 30-day rollover provision,
 September 30, 2000 interest rate of 5.6%                              $  225           $   --
                                                                       ======           ======

Long-term debt:
Revolving loans with various banks with interest
due monthly; principal due March 28, 2002:
    U.S. dollar denominated loans with an interest
      rate of 7.6% and 6.3% based on LIBOR at                          $3,000           $3,000
      September 30, 2000 and 1999, respectively
Less-current installments on long-term debt                                --               --
                                                                       ======           ======

Total long-term debt                                                   $3,000           $3,000
                                                                       ======           ======

     The Company's credit agreement, which expires March 28, 2002, is a $25,000 debt facility ($3,000 outstanding at September 30, 2000) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime, LIBOR or FIBOR. The Company is required to pay a facility fee of between
 .175% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $4,812.

     At September 30, 2000, the Company had total unused lines of credit with domestic and foreign banks aggregating $26,587, including short-term and long-term lines of credit of $4,587 and $22,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants during each of the three years ended and at September 30, 2000. Principal payments on long-term debt are due in 2002.

     The three-month LIBOR interest rate was 6.8 and 6.1 percent at September 30, 2000 and 1999, respectively.

     The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.8 percent, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized over the life of the agreement. At September 30, 2000 interest rate levels, the swap requires the bank to make payments to the Company. The bank would pay the Company approximately $26 to terminate the agreement.

     Following is an analysis of net financing (income) expenses:

                                  2000              1999             1998
                                  ----              ----             ----
Interest expense                  $ 229            $ 220            $1,137
Investment income                  (674)            (399)              (97)
                                  -----            -----            ------
                                  $(445)           $(179)           $1,040
                                  =====            =====             =====

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

     Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statement of Income includes gains (losses) from such foreign exchange transactions of $(367), $40 and $(138) for 2000, 1999 and 1998, respectively.

     At September 30, 2000, the Company had obligations under foreign exchange forward contracts to sell 2,900,000 Euros and 550,000 British pounds at various dates through December 2000. The total U.S. dollar equivalent amount of these foreign exchange contracts of $3,410 includes an unrecognized gain of $41 at September 30, 2000.

NOTE G - EMPLOYEE BENEFIT PLANS

     The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee's length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost is shown below:

                                                                        2000            1999              1998
                                                                        ----            ----              ----
      Service cost-benefits earned during the period                 $    997           $ 1,011        $   945
      Interest cost on projected benefit obligation                     1,517             1,443          1,356
      Actual return on assets                                          (1,965)           (2,141)        (3,791)
      Net amortization and deferral                                      (209)               92          2,073
                                                                      -------           -------         ------
      Net periodic pension cost                                      $    340           $   405        $   583
                                                                      =======            ======         ======

     The following table sets forth the funded status of the Company's plans and the related amounts recognized in the Consolidated Balance Sheets at September 30, 2000 and 1999:

                                                                                                       Non-U.S.
                                                               United States Plan                        Plan
                                                                    Overfunded                       Underfunded*
                                                              ---------------------              -------------------
                                                              2000             1999              2000           1999
                                                              ----             ----              ----           ----
CHANGE IN PROJECTED BENEFIT OBLIGATIONS:
Benefit obligation at beginning of year                       $18,035        $16,999          $ 3,744         $ 4,098
Service cost                                                      858            831              139             180
Interest cost                                                   1,317          1,213              200             229
Actuarial loss (gain)                                             756           (397)              21            (321)
Benefits paid        (489)                                       (611)          (104)             (84)
Plan amendment                                                    399             --               --              --
Foreign currency exchange rate changes                             --             --             (678)           (358)
                                                              -------        -------          -------         -------
Benefit obligation at year end                                $20,876        $18,035          $ 3,322         $ 3,744
                                                              =======        =======          =======         =======


                                                                                                       Non-U.S.
                                                               United States Plan                        Plan
                                                                    Overfunded                       Underfunded*
                                                              ---------------------              -------------------
                                                              2000             1999              2000           1999
                                                              ----             ----              ----           ----

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning
   of year                                                    $25,176        $23,500             $645            $655
Actual return on pension assets                                 1,966          2,130               (1)             10
Employer contributions                                             --            157               38              50
Benefits paid                                                    (489)          (611)             (13)            (11)
Foreign currency exchange rate changes                             --             --             (114)            (59)
                                                               ------        -------           ------          ------
Fair value of plan assets at end of year                       26,653         25,176              555             645
                                                               ------        -------           ------          ------
Funded status - over (under) funded                             5,777          7,141           (2,767)         (3,099)
Unrecognized actuarial gains                                   (4,545)        (5,582)             182             151
Unrecognized prior service cost                                 1,562          1,329               40              53
Unrecognized initial net (asset) obligation                      (227)          (270)             121             165
                                                               ------        -------           ------          ------
Prepaid pension assets (pension liability)
  recognized in the Consolidated Balance
  Sheets                                                       $2,567         $2,618          $(2,424)        $(2,730)
                                                               ======        =======           ======          ======

*The Company has purchased indirect insurance of $2,335 which is expected to be available to the Company as non-U.S. pension liabilities of $2,424 mature. The caption, "Other assets," on the Company's Consolidated Balance Sheets includes $2,335 and $2,634 at September 30, 2000 and 1999, respectively, for this asset. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," this Company asset is not included in the non-U.S. plan assets.

     The significant actuarial assumptions as of the year-end measurement date were as follows:


                                                                          2000           1999          1998
                                                                          ----           ----          ----
UNITED STATES PENSION PLAN:
Discount rate                                                              7.0%          7.25%         7.5%
Expected long-term rate of return on plan assets                          8.25%          8.25%        8.25%
Rate of increase in compensation levels                                    5.0%           5.0%         5.0%

NON-U.S. PENSION PLAN:
Discount rate                                                              6.0%           6.0%         6.0%
Expected long-term rate of return on plan assets                           7.0%           7.0%         7.0%
Rate of increase in compensation levels                                    4.5%           4.0%         4.0%

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

     The sale of the Radiation Measurements Division's assets resulted in the termination of essentially all the Division's employees. As a result, the Company recognized a gain for pension curtailment of $410 in 1998. The gain is included in the "Gain on sale of businesses" caption on the Company's Consolidated Statement of Income.(See Note B.)

     In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under
Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $638, $562 and $443 in 2000, 1999 and 1998, respectively. Additionally, the Company has a profit sharing program in which employee participants at their discretion may opt for a cash payout or may defer the bonus in the 401(k) plan. Expense for the additional profit sharing program amounted to $1,475, $370 and $0 in 2000, 1999 and 1998, respectively.

     The Company also has an unfunded supplemental executive retirement plan
(SERP) for former key employees which includes retirement, death and disability benefits. Expense recognized for these benefits was $36, $37 and $12, for 2000, 1999 and 1998, respectively. Liabilities of $226 and $190 were accrued in the "Other long-term liabilities" caption on the Company's Consolidated Balance Sheets to meet all SERP obligations at September 30, 2000 and 1999, respectively.

NOTE H - STOCK PLANS

STOCK OPTION PLANS

     Under the 1984 Stock Option Plan and the 1992 Stock Incentive Plan, 1,350,000 and 5,400,000 of the Company's Common Shares, respectively, were reserved for the granting of options to officers and other key employees. After February 11, 1994, no new grants could be issued from the 1984 Stock Option Plan. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee on the date the option is granted. The 1992 Stock Incentive Plan also provides for restricted stock awards and stock appreciation rights. This plan will expire on February 8, 2002. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms.

     The 1997 Directors' Stock Option Plan provides for the issuance of 400,000 of the Company's Common Shares to non-employee Directors. Under the terms of the plan, each non-employee Director is automatically granted an option to purchase 10,000 Common Shares at the close of each annual shareholders' meeting. The plan will expire on February 15, 2007. On February 15, 1997, the Company's Board of Directors terminated the 1992 Directors' Stock Option Plan. Prior to its termination, this plan provided for the issuance of 120,000 of the Company's Common Shares to non-employee Directors, with each non-employee Director automatically granted an option to purchase 1,200 Common Shares at the close of each annual shareholders' meeting. All options outstanding at the time of termination of the plans shall continue in full force and effect in accordance with their terms. The option price for grants under both plans is the fair market value of a Common Share on the date of grant. The options under both plans are exercisable six months and one day after the date of grant and will expire after ten years.

The activity under all option plans was as follows:

                                                                         Outstanding                     Exercisable
                                                                                    Weighted                  Weighted
                                                                                     Average                   Average
                                                                   Number           Exercise       Number     Exercise
                                                                 of Shares           Price       of Shares     Price
                                                                 ---------          --------     ---------    --------
September 30, 1997                                                2,807,064         $ 4.49       1,187,214     $ 3.51
 Options granted at fair market value                               560,100           2.85
 Options granted above fair market value                             76,408           5.09
 Options granted below fair market value                             60,644           2.42
 Options exercised                                                (222,456)           2.69
 Options forfeited                                                (528,022)           4.73
                                                       --------------------------------------------------------------

September 30, 1998                                                2,753,738           4.22       1,415,688       3.97
 Options granted at fair market value                               626,400           4.10
 Options granted above fair market value                             91,316           2.82
 Options granted below fair market value                             66,368           3.62
 Options exercised                                                (315,838)           2.55
 Options forfeited                                                (195,354)           3.76
                                                       --------------------------------------------------------------

September 30, 1999                                                3,026,630           4.34       1,570,338       4.71
 Options granted at fair market value                               649,850          41.16
 Options granted above fair market value                              4,000          50.13
 Options granted below fair market value                              2,400           3.33
 Options exercised                                              (1,579,908)           4.86
 Options forfeited                                                 (10,350)           8.60
                                                       --------------------------------------------------------------

September 30, 2000                                                2,092,622         $15.45         530,676     $ 5.33
                                                       ==============================================================

   The options outstanding at September 30, 2000 have been segregated into ranges for additional disclosure as follows:

---------------------------------------------------------------------------------------------------------------
                                Outstanding                                              Exercisable
---------------------------------------------------------------------------------------------------------------
                                           Weighted
                                           Average          Weighted                            Weighted
Range of Exercise        Number of         Remaining        Average           Number of         Average
Prices                   Shares            Contractual      Exercise          Shares            Exercise
                         Outstanding       Life             Price             Exercisable       Price
------------------------ ----------------- ---------------- ----------------- ----------------- ---------------
$2.38 - $2.53                  438,362     7.70 years       $ 2.52                  213,012     $ 2.52
$2.59 - $4.13                  641,816     8.73 years       $ 4.09                   12,916     $ 3.58
$4.28 - $32.28                 457,594     7.12 years       $ 7.63                  304,748     $ 7.38
$45.13 - $66.75                554,850     9.84 years       $45.25                       --         --
                            ----------                                           ----------
                             2,092,622     8.46 years       $15.45                  530,676     $ 5.33
------------------------ ----------------- ---------------- ----------------- ----------------- ---------------

1993 EMPLOYEE STOCK PURCHASE PLAN

     On February 5, 1994, the Company's shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company's Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower market price at the beginning or ending of the calendar plan year. A total of 1,500,000 Common Shares are available for purchase under the plan. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During 2000, 110,705 shares were purchased by employees at a price of $3.88 per share. During 1999, 116,786 shares were purchased at a price of $3.69 per share.

PRO FORMA DISCLOSURE

     As of September 30, 2000, the Company had various stock-based compensation plans that are described above. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company's consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. During 2000 and 1999, $49 and $44, respectively, was recognized in compensation expense for such grants. Alternatively, under the fair value method of accounting provided for under Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS 123), the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

     The weighted average fair value of options granted under stock option plans in 2000, 1999 and 1998 was $23.56, $1.76 and $1.14, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                   2000              1999             1998
                                   ----              ----             ----
Expected life (years)              4.3               4.6              4.4
Risk-free interest rate            6.2%              5.5%             4.8%
Volatility                        66.0%             46.0%            41.5%
Dividend yield                     0.2%              1.3%             1.3%

     The weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2000, 1999 and 1998 was $3.12, $1.47 and $1.47, respectively. The fair value of employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                   2000              1999             1998
                                   ----              ----             ----
Expected life (years)              1.0               1.0              1.0
Risk-free interest rate            5.5%              5.0%             5.1%
Volatility                        57.4%             42.7%            41.5%
Dividend yield                     0.7%              1.3%             1.3%

     The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

                                      2000              1999             1998
                                      ----              ----             ----
Pro forma net income               $19,377           $12,706           $4,226
Pro forma earnings per share:
       Basic                       $  1.32           $  0.85           $  .27
       Diluted                     $  1.20           $  0.83           $ 0.26


     For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 is applicable only to awards made after fiscal 1995.

NOTE I - INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                                                   2000              1999              1998
                                                                   ----              ----              ----

      United States                                               $27,695          $14,130             $4,923
      Non-U.S.                                                      4,776            2,587              3,266
                                                                   ------           ------              -----
                                                                  $32,471          $16,717             $8,189
                                                                   ======           ======              =====

The provision (benefit) for income taxes is as follows:


                                                                   2000              1999              1998
                                                                   ----              ----              ----
Current:
      Federal                                                     $ 6,400           $1,143            $1,416
      Non-U.S.                                                      2,424            1,191             1,622
      State and local                                               1,272              200               169
                                                                   ------            -----             -----
      Total current                                                10,096            2,534             3,207
                                                                   ------            -----             -----
Deferred:
      Federal                                                       1,249              275               310
      Non-U.S.                                                         81              200              (332)
                                                                   ------            -----             -----
      Total deferred                                                1,330              475               (22)
                                                                   ------            -----             -----
      Total provision                                             $11,426           $3,009            $3,185
                                                                   ======            =====             =====


          Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

                                                                   2000              1999              1998
                                                                   ----              ----              ----
Federal income tax at statutory rate                              $11,365           $5,684            $2,784
State and local income taxes                                          832              133               111
Tax on non-U.S. income and tax credits                               (563)             (72)             (333)
Change in valuation allowance                                          --           (1,928)               --
Future rate change                                                   (250)              --                --
Adjustment for prior years' taxes                                      --             (168)              480
Tax credits                                                            --             (685)               --
Other                                                                  42               45               143
                                                                   ------           ------            ------
Effective income tax                                              $11,426           $3,009            $3,185
                                                                   ======           ======            ======

     Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:


Deferred Tax Assets:                                       2000         1999
-------------------                                        ----         ----
Nonqualified stock options                               $10,518      $   --
Capitalized research and development                       4,058       4,824
Inventory                                                  1,805       1,402
Deferred compensation                                      1,130         784
Depreciation                                                 986         980
Warranty                                                     337         367
Royalty                                                      184          --
Intangibles                                                  170         181
State and local taxes                                      1,211       1,196
Alternative minimum tax credit carryforwards                  --       1,148
General business credit carryforwards                         --          68
Other                                                        774       1,123
                                                        --------     -------
Total deferred tax assets                                 21,173      12,073
                                                        --------     -------

Deferred Tax Liabilities:
------------------------
Pension contribution                                         899         890
Other                                                        359         316
                                                        --------     -------
Total deferred tax liabilities                             1,258       1,206
                                                        --------     -------
Net deferred tax assets                                  $19,915     $10,867
                                                        ========     =======
      The net change in the deferred tax assets from September 30, 1999 to September 30, 2000 is primarily the result of an adjustment for nonqualified stock option exercises, with such change having a balance sheet impact only.

     At September 30, 2000, the Company had no tax credit carryforwards.

NOTE J - LEASES

     The Company leases certain equipment under capital leases. Manufacturing, laboratory and office equipment includes $495 of leased equipment at September 30, 2000 and 1999. Accumulated depreciation includes $495 and $494 at September 30, 2000 and 1999, respectively, related to these leases. The Company also leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $410 in 2000, $211 in 1999 and $95 in 1998) for 2000, 1999 and 1998 was $1,159,
$1,657 and $2,165, respectively. Future minimum lease payments under operating leases are:

      2001                                                       $1,846
      2002                                                        1,477
      2003                                                        1,186
      2004                                                        1,069
      2005                                                        1,026
      After 2005                                                  1,234
                                                                  -----
Total minimum operating lease payments                           $7,838
                                                                  =====

NOTE K - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the fiscal year ended September 30, 1999. This statement designated the internal organization, that is used by management, for making operating decisions and assessing performance as the source of the Company's reportable segments. It also required disclosures about products and service, geographic areas and major customers.

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

                                                                2000              1999             1998
                                                                ----              ----             ----
NET SALES:
United States                                                 $  76,291         $ 50,672          $ 60,653
Europe                                                           46,379           31,986            33,694
Pacific Basin                                                    21,891           12,513            17,253
Other                                                             6,000            5,767             6,176
                                                              ---------        ---------         ---------
                                                               $150,561         $100,938          $117,776
                                                                =======          =======           =======

LONG-LIVED ASSETS:
United States                                                   $16,856          $15,898           $17,075
Germany                                                           2,592            3,017             3,136
Other                                                               289              334               392
                                                               --------         --------          --------
                                                                $19,737          $19,249           $20,603
                                                                =======          =======           =======

NOTE L - CONTINGENCIES

     The Company is engaged in various legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Unaudited Quarterly Results of Operations
(In Thousands of Dollars Except for Per-Share Data)

                                                                First       Second        Third         Fourth
                                                                -----       ------        -----         ------
Fiscal 2000
-----------
Net sales                                                      $29,760       $37,271      $40,492      $43,038

Gross profit                                                    18,000        22,811       25,057       26,068

Gain on sale of business                                           477            --           --          476

Income before income taxes (1)                                   5,400         7,524        9,052       10,495

Net income                                                       3,510         4,826        5,783        6,926

Diluted earnings per share (1)                                     .23           .30          .36          .42


Fiscal 1999
-----------
Net sales                                                      $20,881       $24,387      $25,947      $29,723

Gross profit                                                    12,075        14,635       15,985       18,320

Gain on sale of business                                         4,808            --           --          345

Income before income taxes (1)                                   5,772         2,756        3,357        4,832

Net income (2)                                                   3,783         1,984        4,612        3,329

Diluted earnings per share (1) (2)                                 .24           .13          .31          .22



(1) The first and fourth quarters of fiscal 2000 include pretax income of $477, or $.02 per share, and $476, or $.02 per share, for the gain on the sales of previously disposed businesses, respectively. The first and fourth quarters of fiscal 1999 include pretax income of $4,808, or $.20 per share, and $345, or $.01 per share, for the gain on the sales of businesses, respectively.


(2) The third quarter of fiscal 1999 includes a favorable adjustment of $2,195, or $.15 per share, from settlements of prior years' tax liabilities and the release of certain valuation reserves due to improved profitability from U.
     S. operations.

SCHEDULE II

                           KEITHLEY INSTRUMENTS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                            (In Thousands of Dollars)

Column A                                Column B               Column C               Column D               Column E
--------                                --------               --------               --------               --------
                                       Balance at
                                       Beginning of        Charged to Costs                                 Balance At End
Description                               Period              and Expenses            Deductions (1)          of Period
-----------                               ------              ------------            --------------          ---------

For the Year Ended September
30, 2000:

Valuation allowance for
deferred tax assets                       $ --                   $ --                   $ --                   $ --

For the Year Ended
September 30, 1999:

Valuation allowance for
deferred tax assets                      $3,127                  $ --                  $3,127                  $ --

For the Year Ended
September 30, 1998:

Valuation allowance for
deferred tax assets                      $3,166                  $ 54                   $ 93                  $3,127


(1) Represents utilization of tax credits, capital loss carryovers and release of valuation reserve.