Form 10-Q
period 2000-12-31
KEITHLEY INSTRUMENTS INC
filed 2001-02-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

           (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-9965

KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28775 Aurora Road, Solon, Ohio 44139 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (440) 248-0400

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO

      As of February 8, 2001 there were outstanding 13,738,359 Common Shares, without par value, and 2,163,532 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,

	2000	1999	2000

Assets
Current assets:

Cash and cash equivalents	$30,745	$13,097	$21,408

Accounts receivable and other, net	29,958	17,646	30,621

Inventories:

Raw materials	11,294	7,439	11,376

Work in process	3,886	3,389	5,685

Finished products	4,409	2,291	3,083

Total inventories	19,589	13,119	20,144

Deferred income taxes	14,551	3,025	13,935

Other current assets	789	786	506

Total current assets	95,632	47,673	86,614

Property, plant and equipment, at cost	40,563	38,193	39,809

Less-Accumulated depreciation	27,439	25,815	26,590

Net property, plant and equipment	13,124	12,378	13,219

Deferred income taxes	6,026	7,722	5,987

Other assets	7,040	6,809	6,518

Total assets	$121,822	$74,582	$112,338

Liabilities and Shareholders’ Equity
Current liabilities:

Short-term debt and current installments on long-term debt	$—	$515	$225

Accounts payable	10,130	8,217	9,321

Accrued payroll and related expenses	5,649	3,866	9,041

Other accrued expenses	6,844	5,988	6,152

Income taxes payable	5,180	3,709	4,096

Total current liabilities	27,803	22,295	28,835

Long-term debt	3,000	3,000	3,000

Other long-term liabilities	5,417	4,943	4,723

Deferred income taxes	7	8	7

Shareholders’ equity:

Paid-in-capital	19,732	9,127	17,359

Earnings reinvested in the business	68,694	45,866	62,211

Accumulated other comprehensive loss	(572)	(175)	(819)

Unamortized portion of restricted stock	(185)	(228)	(196)

Common shares held in treasury, at cost	(2,074)	(10,254)	(2,782)

Total shareholders’ equity	85,595	44,336	75,773

Total liabilities and shareholders’ equity	$121,822	$74,582	$112,338

      The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2000	1999

Net sales	$44,508	$29,760

Cost of goods sold	16,534	11,760

Selling, general and administrative expenses	13,434	10,339

Product development expenses	3,883	2,828

Gain on sale of business	—	(477)

Net financing income	(297)	(90)

Income before income taxes	10,954	5,400

Income taxes	4,053	1,890

Net income	$6,901	$3,510

Basic earnings per share	$.44	$.25

Diluted earnings per share	$.42	$.23

Cash dividends per Common Share	$.0275	$.0205

Cash dividends per Class B

Common Share	$.0220	$.0164

      The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2000	1999

Cash flows from operating activities:

Net income	$6,901	$3,510

Expenses not requiring outlay of cash	953	832

Gain on sale of business	—	(477)

Changes in working capital	1,822	(1,579)

Other operating activities	80	180

Net cash provided by operating activities	9,756	2,466

Cash flows from investing activities:

Payments for property, plant, and equipment	(778)	(546)

Other investing activities, net	—	37

Net cash used in investing activities	(778)	(509)

Cash flows from financing activities:

(Decrease) increase in short-term debt	(222)	515

Cash dividends	(418)	(267)

Purchase of treasury stock	—	(3,013)

Proceeds from employee stock purchase plans	594	683

Other	110	(81)

Net cash provided by (used in) financing activities	64	(2,163)

Effect of changes in foreign currency exchange rates	295	(123)

Increase (decrease) in cash and cash equivalents	9,337	(329)

Cash and cash equivalents at beginning of period	21,408	13,426

Cash and cash equivalents at end of period	$30,745	$13,097

Supplemental disclosures of cash flow information Cash paid during the period for:

Income taxes	$1,240	$730

Interest	27	7

      Disclosure of accounting policy
      For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

      The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Management Representation

The consolidated financial statements at December 31, 2000 and 1999, and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B.	Earnings per share denominator

The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,574,631 and 16,570,709 for the quarter ended December 31, 2000, respectively, and 14,188,578 and 15,291,458 for the quarter ended December 31, 1999, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.	Sale of assets

During the first quarter of fiscal 2000, the company recorded an additional adjustment to the gain on previously disposed businesses of $477 pretax, or $0.02 per share after taxes. At the time of the sales of the businesses, the company established liabilities for certain items that were to be settled at future dates. The additional adjustment represents the settlement of certain of these issues.

D.	Stock repurchase programs

On December 11, 2000, the company announced its Board of Directors had approved an open market stock repurchase program to replace the existing program, which expired in December 2000. Under the new program, the company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans.

The company did not purchase shares during the first quarter of fiscal 2001. During the first quarter of fiscal 2000, the company bought back 304,800 Common Shares at an average cost of $9.89 per share including commissions. At December 31, 2000, 255,850 Common Shares purchased under the company’s share repurchase programs remained in treasury at an average cost of $5.36 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at December 31, 2000 was 373,467.

E	Accounting for Derivatives and Hedging Activities

The company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on October 1, 2000. The transition amount recorded upon adoption of SFAS 133 was not material to the consolidated financial results or financial position of the company.

In accordance with the provisions of SFAS 133, all of the company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the operating revenues and expenses are recorded. The company also currently utilizes an interest rate swap instrument to mitigate the risk of interest rate changes. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

On the date the derivative contract is entered into, the company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2000, all the company’s derivative instruments were designed as cash flow hedges.

The company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the company discontinues hedge accounting prospectively.

F	Comprehensive Income

On October 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes rules for reporting comprehensive income and its components. The adoption of SFAS 130 did not impact the company’s net income or total shareholders’ equity. Comprehensive income for the three months ended December 31, 2000 and 1999 is as follows:

	December 31,

	2000	1999

Net income	$6,901	$3,510

Unrealized losses on value of derivative securities	(212)	—

Foreign currency translation adjustments	459	(288)

Comprehensive income	$7,148	$3,222

G	Segment and Geographic Information

The company’s business is to develop measurement-based solutions to verify customers’ product performance. All the company’s products are computer based (multi-point) systems operating under software control. The company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. The company’s advanced hardware and software is used for process monitoring, production test and basic research. Although the company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. As such, the company’s management determined the company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months Ended

	December 31,
	2000	1999

Net sales:
United States	$21,025	$17,022

Europe	12,184	8,545

Pacific Basin	8,097	3,541

Other	3,202	652

	$44,508	$29,760

	At December 31,

	2000	1999

Long-lived assets:
United States	$17,108	$16,011
Germany	2,751	2,835
Other	305	341

	$20,164	$19,187

H	Accounting for Derivatives and Hedging Activities

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. It requires that an entity recognize revenue at the time a product has been accepted by a customer, as defined by certain criteria. SAB 101 is effective no later than the company’s fourth quarter of fiscal year 2001, and would have to be adopted retroactively to the beginning of the fiscal year. The company does not believe SAB 101 will have a material impact on its consolidated results or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations — In Thousands of Dollars Except for Per Share Data

First Quarter Fiscal 2001 Compared with First Quarter Fiscal 2000

Net income for the first quarter of fiscal 2001 was $6,901, or $0.42 per share, a 115 percent increase from $3,207 or $0.21 per share, before a $0.02 per share adjustment to gains on previously disposed businesses. Net income as reported for the first quarter of fiscal 2000 was $3,510, or $0.23 per share. (See Note C.)

Net sales of $44,508 increased 50 percent from $29,760 in the prior year’s first quarter, and were a record high for the sixth consecutive quarter. A stronger U.S. dollar versus foreign currencies had a negative effect on sales growth by 4 percentage points. Sales increased in all major geographic regions. Orders for the first quarter of $49,782 increased 32 percent from the prior year’s orders of $37,735, and were a new record high for the sixth consecutive quarter. Orders for the company’s products serving the optoelectronics industry were at record levels and grew over 200 percent from the prior year’s first quarter. Orders from semiconductor customers were the second highest in the company’s history and increased approximately 25 percent from the prior year’s quarter. Orders from telecommunications customers remained strong with growth of approximately 60 percent. Orders increased from the prior year in all major geographic regions, with the Pacific Basin region particularly strong, up 92 percent. Sequentially, orders increased 6 percent from the record fourth quarter fiscal 2000. Order backlog increased to a record $35,298 at December 31, 2000.

Cost of goods sold as a percentage of net sales decreased to 37.2 percent from 39.5 percent in the prior year’s first quarter. Improved manufacturing efficiencies as a result of higher sales, favorable product and geography mix and price increases more than offset the unfavorable impact of a stronger U.S. dollar. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses decreased to 30.2 percent of net sales compared to 34.8 percent in last year’s quarter, a 4.6 percentage point improvement. However, selling, general and administrative expense dollars increased $3,095, or 30 percent, from the prior year’s quarter. The increase in dollars is due to higher commissions and incentives related to increased sales and earnings, and higher personnel costs due to increased headcount.

Product development expenses for the quarter were $3,883, or 8.7 percent of sales, up 37 percent from $2,828, or 9.5 percent of net sales, last year. The company has hired approximately 27 employees in the product development area since last year’s first quarter to take advantage of the opportunities management sees in the optoelectronics and telecommunications industries.

Overall, the company has added approximately 115 employees, a 21 percent increase, from December 31, 1999 to December 31, 2000. Significant investments have been made in the Pacific Basin by adding people in China and Taiwan and by opening a direct sales office in Korea. Of the 115 additions, approximately two-thirds of the new hires are in marketing, sales, application support and product development areas.

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

The company generated net financing income during the quarter of $297 versus $90 in the prior year. Higher levels of cash and cash equivalents, combined with better rates on income earned on cash and cash equivalents accounted for the improvement.

The effective tax rate for the quarter was 37.0 percent versus 35.0 percent last year. The increase in the rate is due to higher profits, as well as increased state and local taxes resulting from higher U.S. earnings.

Liquidity and Capital Resources

During the first quarter, net cash provided by operations was $9,756. The company purchased $778 of capital equipment during the quarter and paid $418 in dividends. Total cash and cash equivalents increased $9,337 during the quarter to $30,745 at December 31, 2000. Total debt of $3,000 at December 31, 2000, decreased $225 during the quarter, and the total debt-to-capital ratio was 3.4 percent at December 31, 2000.

The company expects to finance debt service, capital spending, and working capital requirements through cash on hand and cash provided by operations. At December 31, 2000, the company had available unused lines of credit with domestic and foreign banks aggregating $26,963 of which $4,963 were short-term and $22,000 were long-term.

Outlook

The following statements regarding the results for fiscal year 2001 are based on current expectations:

•	Quarter to quarter results will always be order dependent, but the company’s record backlog along with current business activities lead management to believe that sales and pretax earnings for the second quarter will exceed those of the first quarter.

•	The company is estimating sales growth for fiscal 2001 in excess of 25 percent over fiscal year 2000 sales of $150,561 based on continued growth in its optoelectronics, semiconductor and telecommunications businesses.

•	Gross margins as a percentage of net sales for fiscal 2001 are expected to range between 60 and 62 percent depending on foreign currency fluctuations, as well as product and geographic mix.

•	Selling, general and administrative expenses as a percentage of net sales are expected to range between 29 and 32 percent for fiscal 2001, depending on the rate of sales growth.

•	Product development costs are expected to range between 8 and 9 percent of net sales.

•	The tax rate for fiscal 2001 is expected to range between 36.5 and 37.5 percent.

As of the date of this filing, the company has begun to see some softening in order rates, particularly in its semiconductor business. Based on the current U.S. economy, some of its customers are becoming more cautious with their capital expansion plans. However, management is encouraged by potential orders in the pipeline, and by new product introductions planned over the next several quarters, and continues to see very good opportunities especially for its optoelectronics business.

Factors That May Affect Future Results

Statements included in the Liquidity and Capital Resources section and the Outlook Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

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

The company’s business relies on the development of new high technology products and services to provide solutions to customer’s complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. The company must make long-term investments and commit significant resources before knowing whether its expectations will eventually result in products that achieve market acceptance. The company incurs significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future.

In many cases the company’s products compete directly with those offered by other manufacturers. If any of the company’s competitors were to develop products or services that are more cost-effective or technically superior, demand for the company’s product offerings could slow.

The company’s success depends to a significant degree upon the continued service of its key executive, sales, development, marketing and operational personnel. The company also believes its future success will depend upon its ability to attract and retain additional highly skilled personnel in these areas. The competition for qualified personnel in the technology area is intense. Although management believes the company offers competitive salaries and benefits, there can be no assurance that it will be successful in retaining its existing key personnel or attracting and retaining additional key resources. Failure to attract and retain personnel could have a material adverse effect on the company’s results of operations.

The company’s products contain large volumes of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. Although the company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, the company’s inventory is subject to risk due to changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the company’s results of operations.

The company’s cost structure is comprised of costs that are directly related to the level of sales, as well as costs that are fixed and do not fluctuate based on sales levels. The company’s quality of earnings depends on its ability to control those costs that are fixed or semi-variable.

The company currently has eleven subsidiaries or sales offices located outside the United States, and non-U.S. sales accounted for approximately 53 percent of the company’s revenue during the first quarter of fiscal 2001. The company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

The company pays taxes in several jurisdictions throughout the world. The company utilizes available tax credits and other tax planning strategies in an effort to minimize the company’s overall tax liability. The company’s actual tax rate for fiscal 2001 could change from what is currently anticipated due to changes in various country’s tax laws or changes in the company’s overall tax planning strategy.

The company has modified its systems to accommodate the Euro. The cost of these modifications was immaterial to the company’s results of operations. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the company’s results of operations, financial condition or cash flows of future periods.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.	The following exhibits are filed herewith:

Exhibit
Number	Exhibit

11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: February 13, 2001	/s/ Joseph P. Keithley

Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2001	/s/ Mark J. Plush

Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)