Form 10-Q
period 2001-03-31
KEITHLEY INSTRUMENTS INC
filed 2001-05-15
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

 Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number 1-9965

KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0794417 (I.R.S. Employer Identification No.)

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

YES X       NO _

      As of May 8, 2001 the Registrant had outstanding 13,636,158 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	March 31,		September 30,
	2001	2000	2000

Assets

Current assets:

Cash and cash equivalents	$33,248	$14,246	$21,408

Accounts receivable and other, net	29,976	22,556	30,621

Inventories:

Raw materials	13,569	7,971	11,376

Work in process	4,898	6,399	5,685

Finished products	2,987	2,525	3,083

Total inventories	21,454	16,895	20,144

Deferred income taxes	17,209	2,943	13,935

Prepaid expenses	1,029	591	506

Total current assets	102,916	57,231	86,614

Property, plant and equipment, at cost	41,457	39,494	39,809

Less-Accumulated depreciation	27,722	26,487	26,590

Total property, plant and equipment, net	13,735	13,007	13,219

Deferred income taxes	5,485	6,719	5,987

Other assets	7,901	6,679	6,518

Total assets	$130,037	$83,636	$112,338

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term debt	$—	$147	$225

Accounts payable	10,143	9,560	9,321

Accrued payroll and related expenses	5,854	5,822	9,041

Other accrued expenses	7,085	6,656	6,152

Income taxes payable	6,228	3,375	4,096

Total current liabilities	29,310	25,560	28,835

Long-term debt	3,000	3,000	3,000

Other long-term liabilities	5,162	4,874	4,723

Deferred income taxes	7	67	7

Shareholders’ equity:

Paid-in-capital	22,834	8,517	17,359

Earnings reinvested in the business	73,226	50,316	62,211

Accumulated other comprehensive income	(960)	(425)	(819)

Unamortized portion of restricted stock	(174)	(217)	(196)

Common shares held in treasury, at cost	(2,368)	(8,056)	(2,782)

Total shareholders’ equity	92,558	50,135	75,773

Total liabilities and shareholders’ equity	$130,037	$83,636	$112,338

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2001	2000	2001	2000

Net sales	$43,168	$37,271	$87,676	$67,031

Cost of goods sold	16,826	14,460	33,360	26,220

Selling, general and administrative expenses	14,630	12,411	28,064	22,750

Product development expenses	4,082	2,923	7,965	5,751

Gain on sale of business	—	—	—	(477)

Net financing income	(334)	(47)	(631)	(137)

Income before income taxes	7,964	7,524	18,918	12,924

Income taxes	2,852	2,698	6,905	4,588

Net income	$5,112	$4,826	$12,013	$8,336

Basic earnings per share	$0.32	$0.33	$0.77	$0.58

Diluted earnings per share	$0.31	$0.30	$0.72	$0.53

Cash dividends per Common Share	$.0375	$.0275	$.065	$.048

Cash dividends per Class B

Common Share	$.030	$.022	$.052	$.0384

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

	2001	2000	2001	2000

Cash flows from operating activities:

Net income	$5,112	$4,826	$12,013	$8,336

Expenses not requiring outlay of cash	685	1,074	1,638	1,906

Gain on sale of business	—	—	—	(477)

Changes in working capital	(758)	(4,852)	1,064	(6,431)

Other operating activities	(159)	930	(79)	1,110

Net cash provided by operating activities	4,880	1,978	14,636	4,444

Cash flows from investing activities:

Payments for property, plant, and equipment	(1,536)	(1,505)	(2,314)	(2,051)

Other investing activities-net	—	(34)	—	3

Net cash used in investing activities	(1,536)	(1,539)	(2,314)	(2,048)

Cash flows from financing activities:

Net increase (decrease) in short term debt	—	(364)	(222)	151

Cash dividends	(580)	(375)	(998)	(642)

Repurchase of treasury stock	(1,639)	—	(1,639)	(3,013)

Other transactions-net	1,639	1,587	2,343	2,189

Net cash provided by (used in) financing activities	(580)	848	(516)	(1,315)

Effect of exchange rate changes on cash	(261)	(138)	34	(261)

Increase in cash and cash equivalents	2,503	1,149	11,840	820

Cash and cash equivalents at beginning of period	30,745	13,097	21,408	13,426

Cash and cash equivalents at end of period	$33,248	$14,246	$33,248	$14,246

Supplemental disclosures of cash flow information

Cash paid during the period for:

Income taxes	$1,757	$1,858	$2,997	$2,588

Interest	3	31	30	38

Disclosure of accounting policy
      For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share data)

A.	Management Representation
The consolidated financial statements at March 31, 2001 and 2000 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.	Earnings per share denominator
The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,812,575 and 16,599,484 for the quarter ended March 31, 2001, respectively, and 14,345,858 and 15,831,216 for the quarter ended March 31, 2000, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 15,700,595 and 16,579,581, for the six months ended March 31, 2001, respectively, and 14,292,086 and 15,677,450 for the six months ended March 31, 2000, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

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
On December 11, 2000, the Company announced its Board of Directors had approved an open market stock repurchase program to replace the existing program, which expired in December 2000. Under the new program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of the then outstanding shares, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of awards granted and stock purchased under these plans.

During the second quarter of fiscal 2001, the Company repurchased 105,000 Common Shares at an average cost of $15.61 per share including commissions. During the second quarter of fiscal 2000, the Company did not buyback any shares. At March 31, 2001, 105,000 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost of $15.61 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley

Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at March 31, 2001 was 223,525.

E.	Accounting for Derivatives and Hedging Activities
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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2001, all the Company’s derivative instruments were designed as cash flow hedges.

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
On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes rules for reporting comprehensive income and its components. The adoption of SFAS 130 did not impact the Company’s net income or total shareholders’ equity. Comprehensive income for the three and six month periods ended March 31, 2001 and 2000 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

	2001	2000	2001	2000

Net income	$5,112	$4,826	$12,013	$8,336

Unrealized gains on value of derivative securities	226	—	14	—

Foreign currency translation adjustments	(614)	(250)	(155)	(537)

Comprehensive income	$4,724	$4,576	$11,872	$7,799

G.	Segment and Geographic Information
The Company’s business is to develop measurement-based solutions to verify customers’ product performance. All the Company’s products are computer based (multi-point) systems operating under software control. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Keithley’s advanced hardware and software is used for process monitoring, production test and basic research. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. As such, the Company’s management determined the Company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,

	2001	2000	2001	2000

Net sales:

United States	$17,600	$16,826	$38,625	$33,848

Europe	14,938	12,597	27,122	21,142

Pacific Basin	8,694	6,221	16,791	9,762

Other	1,936	1,627	5,138	2,279

	$43,168	$37,271	$87,676	$67,031

	At March 31,

	2001	2000

Long-lived assets:

United States	$18,684	$16,742

Germany	2,554	2,660

Other	398	284

	$21,636	$19,686

H.	Recent Accounting Standards Changes
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In Thousands of Dollars)

Results of Operations

Second Quarter 2001 Compared with Second Quarter 2000

Net income for the second quarter of fiscal 2001 increased six percent to $5,112, or $0.31 per share, from $4,826, or $0.30 per share, in fiscal 2000’s second quarter.

Net sales of $43,168 increased 16 percent from $37,271 in the prior year’s second quarter. This was principally due to strong sales for the Company’s products serving the semiconductor and optoelectronic industries. Sales increased 5 percent in the United States, 19 percent in Europe and 41 percent in the Pacific Basin region. Sequentially, sales decreased three percent from the first quarter’s record sales. Orders for the second quarter of fiscal 2001 of $36,172 decreased 13 percent from the prior year. Geographically, orders for the second quarter were down in the United States and Pacific Basin by 16 percent and 28 percent, respectively, and flat in Europe compared to the same period a year ago. Sequentially, second quarter orders decreased 27 percent from the record first quarter. Orders from the Company’s optoelectronic customers were down slightly from the record first quarter’s orders. Sequentially, second quarter orders from semiconductor customers and telecommunication customers decreased 44 percent and 48 percent, respectively, from the first quarter. During the quarter, approximately $1,700 of orders were cancelled. Additionally, approximately $2,000 of order backlog was pushed out for shipment beyond the second quarter; however, approximately $800 of backlog was accelerated for shipment during the second quarter resulting in net backlog push-outs of approximately $1,200. Most of the orders cancelled and rescheduled were semiconductor related. Generally, the Company’s backlog is very firm and historically this level of activity has not occurred during a quarter. Order backlog decreased $7,990 million during the quarter to $27,308 at March 31, 2001.

Cost of goods sold as a percentage of net sales increased slightly to 39.0 percent from 38.8 percent in the prior year’s second quarter. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $14,630 increased 18 percent to 33.9 percent of net sales from $12,411, or 33.3 percent of net sales, in last year’s second quarter. The increase was due primarily to headcount additions, increased advertising and higher commissions on higher sales.

Product development expenses of $4,082, or 9.5 percent of net sales, increased 40 percent from $2,923, or 7.8 percent of net sales in last year’s second quarter. The majority of the increase is related to the headcount additions. The Company has added about 30 people in new product development since the second quarter last year to take advantage of the opportunities it believes exist in the optoelectronics and telecommunications areas.

Net financing income increased to $334 in the current year’s second quarter from $47 last year. The increase is due primarily to higher interest income on higher average levels of cash and cash equivalents.

The tax rate for the second quarter was 35.8 percent, approximately the same as the prior year’s second quarter rate.

Six Months Ended March 31, 2001 Compared with Six Months Ended March 31, 2000

Net income for the first half of fiscal 2001 was $12,013, or $0.72 per share. This represents a 50 percent increase from net income of $8,033, or $0.51 per share, for the six months ending March 31, 2000, excluding an adjustment to a gain recorded for the previous sale of a product line. Net income as reported including the gain was $8,336, or $0.53 per share, in the 2000 first half.

Net sales of $87,676 increased 31 percent from $67,031 reported for the six month period last year. Sales were up in all major geographies with sales up 14 percent in the United States, 28 percent in Europe and 73 percent in the Pacific Basin region. Orders for the six month period were up eight percent versus the prior year. Orders from the Company’s optoelectronic and semiconductor customers were up approximately 131 percent and 7 percent, respectively, while orders from telecommunications customers were down 22 percent compared to the six month period in fiscal 2000. For the first half of fiscal 2001, semiconductor orders comprised approximately one-third, optoelectronic orders accounted for about 20 percent, and telecommunications comprised approximately 10 percent of total orders. Geographically, orders were up 16 percent in the Pacific Basin, 10 percent in Europe, and essentially flat in the United States when compared to the prior year.

Cost of goods sold as a percentage of net sales decreased to 38.0 percent from 39.1 percent for the six month period last year. Favorable geographic and product mix offset the unfavorable impact of an 11 percent stronger dollar. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $28,064 increased 23 percent from $22,750 in the same period last year, but decreased as a percentage of net sales to 32.0 from 33.9. The majority of the increase in dollars can be attribued to higher marketing costs due to increased headcount and higher commissions on higher sales levels.

Product development expenses of $7,965, or 9.1 percent of sales, increased 38 percent from $5,751, or 8.6 percent of sales, in the prior year. The majority of the increase is due to the hiring of additional engineers to take advantage of the opportunities the Company believes exist in the optoelectronics and telecommunications areas.

Overall, the Company has added approximately 115 employees, a 20 percent increase, from March 31, 2000 to March 31, 2001. Significant investments have been made in the Pacific Basin by adding people in China and Taiwan and by opening a direct sales office in Korea. Of the 115 additions, approximately two-thirds of the new hires are in marketing, sales, application support and product development areas.

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

The Company generated net financing income during the first half of fiscal 2001 of $631 versus $137 in the prior year. The increase is due primarily to higher interest income on higher levels of cash and cash equivalents.

The effective tax rate for the first half of fiscal 2001 was 36.5 percent compared to 35.5 percent in last year six-month period. The Company recognized a non-recurring benefit for the adjustment of deferred tax assets in the prior year, which lowered the effective rate.

Liquidity and Capital Resources

Cash generated from operations was $4,880 for the second quarter and $14,636 for the six months ended March 31, 2001. Capital expenditures totaled $1,536 and $2,314 for the second quarter and first half of fiscal 2001, respectively, and the Company paid dividends of $580 and $998 for the second quarter and first half, respectively. Additionally, during the second quarter, the Company repurchased 105,000 Common Share for $1,639 including commissions. (See Note D.) At March 31, 2001, cash and cash equivalents totaled $33,248, an increase of $2,503 during the quarter and $11,840 since September 30, 2000. Debt totaled $3,000 at March 31, 2001 and the debt-to-capital ratio was 3.1 percent.

Effective March 30, 2001, the Company entered into a new credit agreement, which expires March 30, 2004. The new agreement is a $10,000 debt facility ($3,000 outstanding at March 31, 2001) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of between .20% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000.

The Company expects to finance debt service, capital spending, the stock repurchase program and working capital requirements with cash on hand and cash provided by operations. At March 31, 2001, the Company had available unused lines of credit with domestic and foreign banks aggregating $12,000, of which $5,000 were short term and $7,000 were long term.

Factors That May Affect Future Results

Statements included in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

The Company is subject to economic and market conditions in the United States, including the current conditions affecting the results of the Company’s customers in the semiconductor, telecommunications, optoelectronics and other markets. During the latter half of the second quarter of fiscal year 2001, the Company experienced a slowdown in orders, primarily from its telecommunications and semiconductor customers. The Company’s results could be adversely affected depending on the length and severity of the current downturn in these as well as the overall broadband industry. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a quarter may not result in realized sales in the future. The Company may experience a decline in the sales growth rate as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the Company is managing its cost structure to reduce spending where appropriate. A failure by the Company to reduce expenses in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company.

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

The Company currently has approximately 13 subsidiaries or sales offices located outside the United States, and non-U.S. sales accounted for approximately 56 percent of the Company’s revenue during the first half of fiscal 2001. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

The Company has been notified of the commencement of purported class action litigation alleging violations of federal securities laws by the Company. While the Company believes the litigation is without merit, the Company’s defense of this litigation could result in substantial costs and a diversion of management’s attention and resources which could adversely affect the business, results of operations and financial condition.

The Company has modified its systems to accommodate the Euro. The cost of these modifications was immaterial to the Company’s results of operations. Although difficult to predict, any competitive implications and any impact on existing financial instruments are expected to be immaterial to the Company’s results of operations, financial condition or cash flows of future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against Keithley Instruments, Inc. (“Keithley” or the “Company”) and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs are seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley have been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. The Company will respond to all the allegations at the appropriate time.

      A number of other purported class action lawsuits again the Company have been announced in the press by plaintiffs’ counsel. The Company has not been served in these other lawsuits except as described above. Based on information provided in the press releases, these actions are based on allegations similar to those detailed above.

      Management believes that these lawsuits are without merit, and management and the Company intend to defend them vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

      On February 17, 2001, the registrant conducted its Annual Meeting of Shareholders. The follow matters were brought before the shareholders for vote at this meeting:

PROPOSAL		FOR	WITHHELD

(a)	Election of Directors:

	Joseph P. Keithley	33,789,325	116,275

	Brian R. Bachman	33,790,244	115,356

	Dr. Arden L. Bement, Jr.	33,790,043	115,557

	James B. Griswold	33,788,123	117,478

	William J. Hudson, Jr.	33,790,199	115,401

	R. Elton White	33,790,198	115,402

	James T. Bartlett	12,174,504	115,776

	Leon J. Hendrix, Jr.	12,174,750	115,530

PROPOSAL		FOR	AGAINST	WITHHELD

(b)	A proposal to fix the number of Directors of the Company at nine	33,840,667	45,792	19,141

(c)	A proposal to amend the Company’s Amended Articles of Incorporation to Increase the authorized number of shares of the Company’s capital stock to 89,000,000 shares, designating 80,000,000 shares as Common Shares and 9,000,000 shares as Class B Common Shares	32,009,221	1,874,254	22,124

      No other matters were brought before shareholders for a vote at the meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

3(c)	Amended Articles of Incorporation, as amended on February 17, 2001.

10(l)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent.

11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: May 14, 2001	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2001	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)