Form 10-Q
period 2001-06-30
KEITHLEY INSTRUMENTS INC
filed 2001-08-03
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

[_] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

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

YES X       NO _

      As of July 31, 2001 the Registrant had outstanding 13,628,588 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	June 30,		September 30,
	2001	2000	2000

Assets

Current assets:

Cash and cash equivalents	$42,717	$16,381	$21,408

Accounts receivable and other, net	23,821	126,348	30,621

Inventories:

Raw materials	12,893	10,879	11,376

Work in process	3,123	6,612	5,685

Finished products	3,117	3,608	3,083

Total inventories	19,133	21,099	20,144

Deferred income taxes	17,145	10,467	13,935

Other current assets	788	543	506

Total current assets	103,604	74,838	86,614

Property, plant and equipment, at cost	41,885	40,296	39,809

Less-Accumulated depreciation	28,398	27,403	26,590

Total property, plant and equipment, net	13,487	12,893	13,219

Deferred income taxes	5,203	6,502	5,987

Other assets	7,878	6,663	6,518

Total assets	$130,172	$100,896	$112,338

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term debt	$—	$244	$225

Accounts payable	6,829	10,681	9,321

Accrued payroll and related expenses	6,915	6,910	9,041

Other accrued expenses	6,577	6,558	6,152

Income taxes payable	6,893	3,832	4,096

Total current liabilities	27,214	28,225	28,835

Long-term debt	3,000	3,000	3,000

Other long-term liabilities	5,127	4,878	4,723

Deferred income taxes	7	67	7

Shareholders’ equity:

Paid-in-capital	22,808	13,889	17,359

Earnings reinvested in the business	76,736	55,699	62,211

Accumulated other comprehensive income	(1,075)	(428)	(819)

Unamortized portion of restricted stock	(163)	(206)	(196)

Common shares held in treasury, at cost	(3,482)	(4,228)	(2,782)

Total shareholders’ equity	94,824	64,726	75,773

Total liabilities and shareholders’ equity	$130,172	$100,896	$112,338

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net sales	$36,275	$40,492	$123,951	$107,523

Cost of goods sold	14,499	15,435	47,859	41,655

Selling, general and administrative expenses	12,465	12,892	40,529	35,642

Product development expenses	3,718	3,224	11,683	8,975

Gain on sale of business	—	—	—	(477)

Net financing income	(257)	(111)	(888)	(248)

Income before income taxes	5,850	9,052	24,768	21,976

Income tax expense	1,764	3,269	8,669	7,857

Net income	$4,086	$5,783	$16,099	$14,119

Basic earnings per share	$0.26	$0.39	$1.02	$0.97

Diluted earnings per share	$0.25	$0.36	$0.97	$0.88

Cash dividends per Common Share	$0.0375	$0.0275	$0.1025	$0.0755

Cash dividends per Class B

Common Share	$0.030	$0.022	$0.0820	$0.0604

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Cash flows from operating activities:

Net income	$4,086	$5,783	$16,099	$14,119

Expenses not requiring outlay of cash	997	1,319	2,635	3,225

Gain on sale of business	—	—	—	(477)

Changes in working capital	6,745	(5,408)	7,809	(11,839)

Other operating activities	177	193	98	1,303

Net cash provided by operating activities	12,005	1,887	26,641	6,331

Cash flows from investing activities:

Payments for property, plant, and equipment	(670)	(1,163)	(2,984)	(3,214)

Other investing activities-net	4	52	4	55

Net cash used in investing activities	(666)	(1,111)	(2,980)	(3,159)

Cash flows from financing activities:

Net increase (decrease) in short term debt	—	96	(222)	247

Cash dividends	(575)	(400)	(1,573)	(1,042)

Repurchase of treasury stock	(1,209)	—	(2,848)	(3,013)

Other transactions-net	31	1,754	2,374	3,943

Net cash provided by (used in) financing activities	(1,753)	1,450	(2,269)	135

Effect of exchange rate changes on cash	(117)	(91)	(83)	(352)

Increase in cash and cash equivalents	9,469	2,135	21,309	2,955

Cash and cash equivalents at beginning of period	33,248	14,246	21,408	13,426

Cash and cash equivalents at end of period	$42,717	$16,381	$42,717	$16,381

Supplemental disclosures of cash flow information

Cash paid during the period for:

Income taxes	$1,625	$2,828	$4,622	$5,416

Interest	18	17	48	55

Disclosure of accounting policy

For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Management Representation

The consolidated financial statements at June 30, 2001 and 2000 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc. (the “Company”), all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.	Earnings Per Share Denominator

The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,784,010 and 16,448,472 for the quarter ended June 30, 2001, respectively, and 14,834,479 and 16,213,650 for the quarter ended June 30, 2000, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 15,723,915 and 16,531,781 for the nine months ended June 30, 2001, respectively, and 14,487,438 and 15,963,366 for the nine months ended June 30, 2000, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.	Sale of Assets

During the first quarter of fiscal 2000, the Company recorded an additional adjustment to the gain on previously disposed businesses of $477 pretax, or $0.02 per share after taxes. At the time of the sales of the businesses, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustment represents the favorable settlement of certain of these issues.

D.	Stock Repurchase Program

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

During the third quarter of fiscal 2001, the Company repurchased 46,000 Common Shares at an average cost of $26.18 per share including commissions. Year-to-date, the Company has repurchased 151,000 Common Shares at an average cost of $18.86 per share including commissions. At June 30, 2001, 143,900 Common Shares purchased under the Company’s share repurchase program remained in treasury at an average cost of $18.93 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the Consolidated Balance Sheets are shares repurchased to settle non-employee

Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at June 30, 2001 was 263,598.

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2001, all the Company’s derivative instruments were designed as cash flow hedges.

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

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which establishes rules for reporting comprehensive income and its components. The adoption of SFAS 130 did not impact the Company’s net income or total shareholders’ equity. Comprehensive income for the three and nine months ended June 30, 2001 and 2000 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net income	$4,086	$5,783	$16,099	$14,119

Unrealized gains on value of derivative securities	—	—	14	—

Foreign currency translation adjustments	(116)	(4)	(271)	(541)

Comprehensive income	$3,970	$5,779	$15,842	$13,578

G.	Segment and Geographic Information

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net sales:

United States	$17,041	$19,930	$55,666	$53,778

Europe	12,460	13,366	39,582	34,508

Pacific Basin	5,325	4,955	22,116	14,717

Other	1,449	2,241	6,587	4,520

	$36,275	$40,492	$123,951	$107,523

	At June 30,

	2001	2000

Long-lived assets:

United States	$18,522	$16,596

Germany	2,455	2,641

Other	388	319

	$21,365	$19,556

H.	Recent Accounting Standards Changes

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In Thousands of Dollars)

Results of Operations

Third Quarter 2001 Compared with Third Quarter 2000

Net income for the third quarter of fiscal 2001 of $4,086, or $0.25 per share on a diluted basis, decreased 29 percent from $5,783, or $0.36 per share, in last year’s third quarter.

Net sales of $36,275 decreased 10 percent from $40,492 in the prior year’s third quarter. This was principally due to lower sales of the Company’s products serving the telecommunications and optoelectronics industries. Sales decreased 14 percent in the United States and 7 percent in Europe, but increased 7 percent in the Pacific Basin region. A strong U.S. dollar versus foreign currencies had a negative effect on sales growth of about 1 percentage point. Sequentially, sales decreased 16 percent from the second quarter’s sales.

Orders for the third quarter of fiscal 2001 of $27,856 decreased 35 percent from $42,552 from the prior year’s quarter. Geographically, orders were down 36 percent in the United States, 18 percent in the Pacific Basin and 41 percent in Europe. Sequentially, third quarter orders decreased 23 percent from the second quarter. Compared to the second quarter, semiconductor orders were down about 21 percent, telecommunications orders were down about 6 percent, and optoelectronics orders were down approximately 67 percent. Order cancellations during the quarter were minimal, although the Company saw approximately $1,100 of orders pushed out for shipment to later quarters. Order backlog decreased $10,156 during the quarter to $17,152 at June 30, 2001.

Cost of goods sold as a percentage of net sales increased to 40.0 percent from 38.1 percent. The increase was due to spreading fixed manufacturing costs over lower sales volumes, a stronger U.S. dollar versus foreign currencies by 6 percent, and unfavorable inventory adjustments. The unfavorable inventory adjustments relate to excess and obsolete inventory, and are the result of lower than previously expected sales levels. The Company’s hedging activities decreased cost of goods sold as a percentage of sales for the quarter by 0.3 percentage points versus a decrease of 0.2 percentage points in the prior year’s quarter.

Selling, general and administrative expenses of $12,465 decreased 3 percent from $12,892 in last year’s third quarter, but increased as a percentage of net sales to 34.4 percent from 31.8 percent. Higher costs related to increased headcount in sales, marketing and applications support were offset by lower expenses for incentive compensation plans and lower commissions due to lower sales. Selling, general and administrative expenses decreased sequentially $2,165, or 15 percent, from the second quarter. This was due to the cost cutting efforts the Company initiated during the later part of the second quarter, including significant reductions in discretionary spending and headcount reductions through attrition, as well as lower commissions on lower sales.

Product development expenses of $3,718 increased 15 percent from last year’s $3,224 to 10.2 percent of net sales from 8.0 percent. The majority of the increase is due to the hiring of additional engineers to take advantage of the opportunities the Company believes exist in the optoelectronics and telecommunications areas. Product development expenses decreased 9 percent sequentially from the second quarter. The decrease was due primarily to higher pilot production and development supply costs incurred during the second quarter because of the timing of new product introductions.

The Company generated net financing income during the quarter of $257 versus $111 in the prior year. Interest earned on higher average cash and cash equivalents balances accounted for the improvement.

Nine Months Ended June 30, 2001 Compared with Nine Months Ended June 30, 2000

Net income for the 2001 nine-month period was $16,099, or $0.97 per share. This represents a 17 percent increase from $13,816, or $0.86 per share, last year excluding an adjustment to a gain recorded for the previous sale of a product line. Net income as reported for the 2000 nine-month period was $14,119, or $0.88 per share.

Net sales of $123,951 increased 15 percent from $107,523 reported for the nine-month period last year. Sales were up in all major geographies with the United States up 4 percent, Europe up 15 percent and the Pacific Basin region up 50 percent from the prior year. A strong U.S. dollar versus foreign currencies had a negative effect on sales growth of about 3 percentage points.

Orders for the nine-month period were down 7 percent versus last year. Strong orders for the Company’s products serving the optoelectronics industry and increased orders from research and education customers were offset by declines in orders from telecommunications and semiconductor customers. For the first nine months of fiscal 2001, orders from the Company’s semiconductor customers comprised about one-third of the total, while telecommunications and optoelectronics orders made up approximately 12 and 16 percent, respectively. Geographically, orders were down 14 percent and 6 percent in the United States and Europe, respectively, and up 5 percent in the Pacific Basin region.

Cost of goods sold as a percentage of net sales was flat versus the prior year at 38.6 percent compared to 38.7 percent. A favorable product and geographic mix were offset by the unfavorable impact of a 10 percent stronger dollar. Foreign exchange hedging had no effect on cost of goods as a percentage of sales for the 2001 nine-month period versus a decrease of 0.2 percentage points in the prior year.

Selling, general and administrative expenses of $40,529 increased 14 percent from $35,642 in the same period last year, but decreased as a percentage of net sales to 32.7 percent from 33.2 percent. The majority of the increase in dollars can be attributed to higher marketing costs due to increased headcount, as well as higher costs for additional sales promotion programs.

Product development expenses of $11,683, or 9.4 percent of net sales, increased 30 percent from $8,975, or 8.3 percent of sales, in the prior year. The majority of the increase is due to the hiring of additional engineers to take advantage of the opportunities the Company believes exist in the optoelectronics and telecommunications areas.

Overall, the Company added approximately 83 employees, a 14 percent increase, from June 30, 2000 to June 30, 2001, with worldwide headcount at 680 at June 30, 2001. Significant investments have been made in the Pacific Basin by adding people in China, Taiwan and Korea, and by opening direct sales offices in Finland and Sweden. Of the 83 additions, approximately 80 percent of the new hires are in marketing, sales, application support and product development. During the quarter, the Company curtailed hiring plans in an effort to adjust costs for the current business environment, and headcount decreased slightly from March 31, 2001 to June 30, 2001 due to attrition.

The Company generated net financing income of $888 for the current year’s nine-month period versus $248 last year. Interest earned on higher average cash and cash equivalents balances accounted for the improvement.

The effective tax rate was 35.0 for the current nine-month period compared with 35.8 percent for the prior year’s nine-month period.

Liquidity and Capital Resources

Cash generated from operations was $12,005 for the third quarter and $26,641 for the nine months ended June 30, 2001. Capital expenditures totaled $670 and $2,984 for the third quarter and nine-month periods, respectively, and the Company paid dividends of $575 and $1,573 for the third quarter and nine months, respectively. Additionally, during the third quarter, the Company repurchased 46,000 Common Shares for $1,209 including commissions. For the nine-month period ending June 30, 2001, the Company repurchased 151,000 Common Shares for $2,848. (See Note D.) At June 30, 2001, cash and cash equivalents totaled $42,717, an increase of $9,469 during the quarter and $21,309 since September 30, 2000. Debt totaled $3,000 at June 30, 2001 and the debt-to-capital ratio was 3.1 percent.

The Company expects to finance capital spending, the stock repurchase program and working capital requirements with cash on hand and cash provided by operations. At June 30, 2001, the Company had available unused lines of credit with domestic and foreign banks aggregating $12,000, of which $5,000 were short term and $7,000 were long term.

Outlook

As of the date of this filing, the Company confirms that it remains comfortable with the guidance it provided in its July 19, 2001 press release with regard to sales and pretax return on sales for the fourth quarter of fiscal 2001. The guidance was as follows: Based on current order activity, the

Company expects sales for the fourth quarter to range between $25,000 and $31,000. The pretax return on sales would be in the range of low single-digits to 10 percent depending on the level of sales.

In addition, on August 1, 2001, the Company laid off approximately 35 people, or 5 percent of its workforce. The layoff was primarily in the manufacturing area. The expense the Company will record in the fourth quarter in relation to the layoff is consistent with the aforementioned guidance. In addition to the layoff, the Company also took actions in the third quarter and will continue to take actions in the fourth quarter of fiscal 2001 to reduce its costs as a result of the downturn in the segments of the electronics industry tied to global communications. These actions include closing manufacturing for 5 days in the fourth quarter of 2001, a voluntary leave of absence program, utilization of all vacation by the end of the fourth quarter, and significant reductions in discretionary spending. The Company will continue to invest in areas of strategic importance that will strengthen its competitive position.

Factors That May Affect Future Results

Statements included in the Liquidity and Capital Resources section and the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations with regard to financing capital spending, the stock repurchase program and working capital requirements, as well as sales and pretax return on sales for the fourth quarter of fiscal 2001, and further cost cutting actions constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

The Company is subject to economic and market conditions in the United States, including the current conditions affecting the results of the Company’s customers in the semiconductor, telecommunications, optoelectronics and other markets. During fiscal year 2001, the Company has experienced a slowdown in orders, primarily from its semiconductor, telecommunications and optoelectronics customers. The Company’s results could be adversely affected depending on the length and severity of the current downturn in these as well as the overall broadband industry. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a quarter may not result in realized sales in the future. The Company may experience a decline in the sales growth rate as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the Company is managing its cost structure to reduce spending where appropriate. A failure by the Company to reduce expenses in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company.

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

The Company’s success depends to a significant degree upon the continued service of its key executive, sales, development, marketing and operational personnel. The competition for qualified personnel in the technology area is intense. Although management believes the Company offers competitive salaries and benefits, there can be no assurance that it will be successful in retaining its existing key personnel. Failure to retain personnel could have a material adverse effect on the Company’s results of operations.

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

The Company currently has approximately 15 subsidiaries or sales offices located outside the United States, and non-U.S. sales accounted for approximately 55 percent of the Company’s revenue during the first nine months of fiscal 2001. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against Keithley Instruments, Inc. (“Keithley” or the “Company”) and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs are seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley have been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. On July 23, 2001 the actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. The Company will respond to all the allegations at the appropriate time.

      A number of other purported class action lawsuits again the Company have been announced in the press by plaintiffs’ counsel. The Company has not been served in these other lawsuits except as described above. Based on information provided in the press releases, these actions are based on allegations similar to those detailed above.

      Management believes that these lawsuits are without merit, and management and the Company intend to defend them vigorously.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: August 2, 2001	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2001	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)