Form 10-K405
period 2001-09-30
KEITHLEY INSTRUMENTS INC
filed 2001-12-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2001	Commission file number	1-9965

KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State of incorporation or organization)	34-0794417 (I.R.S. Employer Identification No.)

28775 Aurora Road, Solon, Ohio (Address of principal executive offices)	44139 (Zip Code)

Registrant’s telephone number, including area code(440) 248-0400

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, Without Par Value (Title of each class)	New York Stock Exchange (Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 11, 2001 there were outstanding 13,478,054 Common Shares, without par value (net of shares held in treasury), and 2,150,502 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $ 221,621,764 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $ 331,057 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $ 221,952,821. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 11, 2001, which was $16.87.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting to Shareholders to be held on February 16, 2002 (the “2002 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

KEITHLEY INSTRUMENTS, INC.

10-K ANNUAL REPORT

PART I.

ITEM 1 — BUSINESS.

General

     Keithley Instruments, Inc. is a corporation that was founded in 1946 and organized under the laws of the State of Ohio on October 1, 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the “Company” or “Keithley” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

     The Company focuses its product and market development efforts toward production test applications in growing industries including the telecommunications, optoelectronics and semiconductor industries. In July of fiscal 1998 and November of fiscal 1999, the Company sold two businesses that no longer fit this core strategy. By pruning the organization of these non-strategic businesses, the Company was better able to leverage resources and greatly improve the quality of earnings over the last two years.

     Keithley’s business is to develop, manufacture and sell measurement systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company’s primary products are integrated systems used to source, measure, connect, control or communicate. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2001, approximately one-third of the Company’s orders were received from customers involved in the semiconductor industry. Approximately 12 percent came from the telecommunications customer group, approximately 14 percent came from the optoelectronics customer group, approximately 14 percent came from the Company’s research and education customers, with the remainder coming from various electronic component and sub-assembly manufacturers and others. Although the Company’s products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical and physical properties. As such, the Company considers its business to be in a single industry segment.

Business Strategy

     The Company’s strategy for sales growth consists of a few key points. First, the Company has focused its efforts on identifying specific production test applications within the targeted industries mentioned above. The Company works closely with customers in these industries not only to determine what their measurement needs are today, but also what their emerging needs might be. A thorough understanding of their applications coupled with the Company’s precision measurement technology enables Keithley to add value to its customers’ processes; improving the quality, throughput and yield of their products. Forming consultative relationships with customers where the Company can add value is a key part of the strategy. Additionally, the Company recognizes the importance of traditional research customers. Whether they are doing basic or applied research in a university or an industrial laboratory, these customers give the Company a first-hand look at new industry trends and technologies, as well as establish long-lasting relationships.

     Second, sales growth also requires a steady stream of innovative new products. These products may be designed for very specific production test applications driven by the target industry approach discussed above, or may be used in applications that cross over a variety of industries. The Company refers to its products as “computer-based solutions” because regardless of the form factor, they are designed for usage with industry-leading computer hardware and software. By continuing to develop new computer-based solutions, the Company believes it can capture a greater share of purchases from the broader segments of the overall test and measurement market. Additionally, the Company is broadening its product offerings to include solutions for optical and RF (radio frequency) applications in addition to its DC (direct current) applications.

     Third, with the growth in popularity of the Internet and expanding role of E-commerce, there is a greater opportunity to offer the Company’s production test applications knowledge to a wider range of its customers and prospects worldwide. The Company’s web site, www.keithley.com, is globally accessible 24 hours a day, and is an excellent, cost effective way to interact with current and potential customers. Additionally, advances in database management allow the Company to do a better job of reaching those people who are more likely to benefit from its product offerings.

Product Offerings

     The Company has approximately 500 products that basically test, measure, and analyze electrical and physical properties. During fiscal 2001, the Company introduced its first products that have the ability to make RF and optical measurements. The Company offers integrated systems solutions, along with instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $125,000 to $400,000 depending upon the configuration specified by the customer. The Company’s semiconductor characterization system ranges in price from $30,000 to $75,000 depending upon the configuration and options. Bench top instruments generally range in price from $1,000 to $10,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. PC plug-in boards are used for process control and data collection applications, and machine builders and system integrators in production test. Selling prices generally range from $200 to $4,000.

New Products During Fiscal Year 2001

     New products may be developed for a specific industry application or for general purposes to serve a larger customer constituency. New products introduced during fiscal 2001 included the following:

     The Company continued to expand its product offering for optoelectronics customers with the introduction of several new products. The 2500INT Integrating Sphere combines Keithley’s Model 2500 with a custom-designed integrating sphere optical head from

Labsphere, Inc, and is the Company’s first offering of an optical sensor for testing laser diode modules. With the introduction of the Model 2520 Pulsed Laser Diode Test System the Company expanded the applications it serves. The Model 2520 simplifies laser diode L-I-V (light intensity, current, voltage) testing at earlier stages in their fabrication and assembly, and is the Company’s first product designed for testing at the chip/bar stage or finished modules. The Company also introduced other new products targeted for the optoelectronics industry including the Model 2440 5 Amp Sourcemeter, the Model 2510-AT Autotuning TEC SourceMeter, and the Model 7090 Optical Switching card, which enables optical, DC and RF switching all within one instrument.

     The Company continued to expand its product offerings for telecommunication customers with its Model 2015-P Audio Analyzing DMM. The Model 2015-P provides a unique, highly cost-effective solution to audio quality testing in telecommunication applications. While other instruments exist that can be adapted to this purpose, they are typically general-purpose instruments that are larger, slower, more expensive, and more complex to operate. The Model 2015-P, along with companion Models 2015 and 2016, are aimed specifically at production applications that demand rapid, automated testing, especially in the 300-4000 Hz spectrum where human voice frequencies are found. Additionally, the Company introduced the Model S46 Microwave Switch System, the first system of this type that can be ordered in a wide variety of configurations for off-the-shelf delivery.

     The Company also introduced its next generation process monitoring solution that addresses its semiconductor industry customers’ RF process monitoring needs. This next generation technology enables monitoring of high-speed processes for probing communications and high-speed digital wafer devices. This new S400DC/RF ATE system combines the Company’s expertise in parametric test with its RF capabilities, and will allow its customers to test next-generation devices at an earlier stage in the manufacturing process increasing their yields. The S400DC/RF system is an example of how the Company leverages capabilities gained in one industry and applies them to another. Additionally, the Company introduced new software for its parametric test systems and its Model 4200-SCS Semiconductor Characterization System also designed for use by customers in the semiconductor industry.

     Building off the Model 2700 Multimeter/Data Acquisition System introduced in 2000, the Company introduced the 2750 Multimeter/Switching System in 2001. This latest addition to the Keithley Integra Series has new mainframe features and plug-in module options that provide precision measurement and control in a single, highly integrated enclosure for either rack mounting or bench top use. Along with the Model 2750 mainframe, Keithley introduced three new plug-in modules: the Model 7709 6x8 Matrix Switch module, Model 7707 Multiplexer-Digital I/O module, and the Model 7701 32-Channel Multiplexer module. A number of different analog and digital I/O modules can be used with the Model 2750 to create highly flexible and cost-effective test platforms. Its functionality can be changed through the use of plug-in modules to accommodate different applications for various industries. Additionally, the Company introduced the KPCI-3130 Series Universal Analog Output Source Boards. The KPCI-3130 Series, which includes the 3130 and 3132, represents a continued commitment to manufacturers of semiconductor capital equipment, factory automation machines, and OEM integrators who require industrial-grade PCI boards. It comes bundled with Keithley’s extensive “Up & Running” software.

Geographic Markets and Distribution

     During fiscal 2001, all of the Company’s products were manufactured in Ohio and were sold throughout the world in over 80 countries. The Company’s principal markets are the United States, Europe and the Pacific Basin.

     In the United States, the Company’s products are sold by the Company’s sales personnel, independent sales representatives and through direct marketing and catalog mailings. United States sales offices are located in Solon, Ohio and Santa Clara, California. The Company markets its products directly in countries in which it has a sales office and through distributors in other countries. European subsidiaries have sales and service offices located in or near London, Munich, Paris, Amsterdam, Zurich and Milan. The Company also has sales offices in Belgium, Finland, Sweden, China, Korea, Taiwan and India. Sales in markets outside the above named locations are made through independent sales representatives and distributors; although beginning in the second half of fiscal 2002, the Company will start to sell direct in Japan through a subsidiary.

Sources and Availability of Raw Materials

     The Company’s products require a wide variety of electronic and mechanical components, most of which are purchased. The Company has multiple sources for the vast majority of the components and materials it uses; however, there are some instances where the components are obtained from a sole-source supplier. If a sole-source supplier ceased to deliver, the Company could experience a temporary adverse impact on its operations; however, management believes alternative sources could be developed quickly. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available to the Company as needed.

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

Seasonal Trends and Working Capital Requirements

     Although the Company is not subject to significant seasonal trends, portions of its business are cyclical particularly those areas tied to the global communications and broadband sectors. The current cyclical downturn in the electronics industry has adversely effected the Company’s business with its semiconductor, telecommunications and optoelectronics customers. The Company does not have any unusual working capital requirements.

Customers

     The Company’s customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2001 no one customer accounted for more than 10% of the Company’s sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog

     The Company’s backlog of unfilled orders amounted to approximately $12,176,000 as of September 30, 2001 and approximately $32,142,000 as of September 30, 2000. It is expected that the majority of the orders included in the 2001 backlog will be delivered during fiscal 2002; however, a small portion of orders included in backlog are shippable beyond fiscal 2002. Additionally, the Company’s past experience indicates that a portion of orders included in backlog may be canceled; however, management does not believe that cancellations will materially affect the future sales or net income of the Company.

Competition

     The Company competes on the basis of quality, performance, service and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. In general, the Company competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc.

Research and Development

     The Company’s engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company’s product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company’s products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $14,667,000 in 2001, $12,387,000 in 2000 and $10,745,000 in 1999, or approximately 10%, 8% and 11% of net sales, respectively, for each of the last three fiscal years.

Government Regulations

     The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees

     As of September 30, 2001, the Company employed approximately 640 persons, 141 of whom were located outside the United States. None of the Company’s employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

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

ITEM 2 — PROPERTIES.

     The Company’s principal administrative, sales, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The two buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility is currently being leased to others, but is available for expansion should the Company require additional space. The Company also maintains a number of sales and service offices in the United States and overseas. The Company believes that the facilities it owns and leases are well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3 — LEGAL PROCEEDINGS.

     On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against Keithley Instruments, Inc. (“Keithley” or the “Company”) and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs are seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley have been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. On July 23, 2001 the actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. On August 29, 2001, plaintiffs filed an Amended Complaint that included additional factual allegations and also named Gabriel Rosica, an officer of the Company, as a defendant. On December 5, 2001, pursuant to an agreed order, Mr. Rosica was dismissed from the case. The Company will respond to all the allegations at the appropriate time.

     Management believes that these lawsuits are without merit, and management and the Company intend to defend them vigorously.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

Executive Officer	Age	Recent Business Experience

Joseph P. Keithley	53	Chairman of the Board of Directors since 1991, Chief Executive Officer since November 1993 and President since May 1994.

Philip R. Etsler	51	Vice President Human Resources of the Company since 1990.

David H. Patricy	52	Vice President Corporate Planning and Development since April 2001. Previously Vice President and General Manager of Test and Measurement of the Company from 1997 to 2001, and General Manager of the Instrument Division from 1994 to 1997.

Executive Officer	Age	Recent Business Experience

Mark J. Plush	52	Vice President and Chief Financial Officer of the Company since October 1998. Previously, Controller since 1982 and an Officer of the Company since 1989.

Gabriel A. Rosica	61	Executive Vice President since April 2001. Previously Senior Vice President and General Manager of Semiconductor from 1996 to 2001, and Chief Operating Officer of Bailey Controls Company from August 1994 to January 1996.

PART II.

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Company’s Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

				Cash Dividends
			Cash Dividends	Per Class B
	High	Low	Per Common Share	Common Share

Fiscal 2001

First Quarter	$83.50	$30.00	$.0275	$.0220
Second Quarter	69.60	14.00	.0375	.0300
Third Quarter	32.39	12.21	.0375	.0300
Fourth Quarter	22.75	11.95	.0375	.0300

Fiscal 2000

First Quarter	$11.19	$7.00	$.0205	$.0164
Second Quarter	37.00	9.44	.0275	.0220
Third Quarter	91.50	15.38	.0275	.0220
Fourth Quarter	107.44	42.25	.0275	.0220

     The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 1, 2001 was 2,653 and 4, respectively.

ITEM 6 — SELECTED FINANCIAL DATA.

     The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in a separate section at the end of this Annual Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	For the years ended September 30,

(In thousands, except for per share data)	2001	2000	1999	1998	1997

Operating Results

Net sales	$149,692	$150,561	$100,938	$117,776	$123,295

Income before income taxes	26,199	32,471	16,717	8,189	1,211

Net income	17,392	21,045	13,708	5,004	790

Basic earnings per share	1.06	1.43	0.92	0.32	0.05

Diluted earnings per share	1.05	1.30	0.90	0.31	0.05

Common Stock Information

Cash dividends per Common Share	0.140	0.103	0.070	0.063	0.063

Cash dividends per Class B Common Share	0.112	0.082	0.056	0.050	0.050

Weighted average number of shares outstanding- diluted	16,583	16,168	15,315	16,131	15,734

At fiscal year-end:

Dividend payout ratio	13.3%	7.9%	7.8%	20.2%	125.0%

Price/earnings ratio	13.7	53.8	7.9	8.2	120.0

Shareholders’ equity per share	5.90	4.77	3.08	2.46	2.13

Closing market price	14.35	70.00	7.09	2.53	6.00

Balance Sheet Data

Total assets	123,600	112,338	74,751	71,017	79,113

Current ratio	4.5	3.0	2.0	1.9	1.9

Total debt	3,000	3,225	3,000	6,099	17,458

Total debt-to-capital	3.1%	4.1%	6.4%	13.6%	34.8%

Shareholders’ equity	93,946	75,773	43,781	38,742	32,683

Other Data

Return on average shareholders’ equity	20.5%	35.2%	33.2%	14.0%	2.5%

Return on average total assets	14.7%	22.5%	18.8%	6.7%	1.0%

Return on net sales	11.6%	14.0%	13.6%	4.2%	0.6%

Number of employees	640	626	526	564	693

Sales per employee	236.5	261.4	185.2	187.4	175.0

Cash flow

Noncash charges to income	4,712	4,757	3,581	4,709	3,390

Net cash provided by (used in) operating	38,273	10,549	9,659	13,033	(1,011)

activities

Ten-year compound annual growth rate

Net sales	4.2%	4.1%	1.3%	5.0%	7.9%

Net income	15.2%	20.1%	12.7%	-0.8%	-13.3%

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Financial Statements and related Notes included in a separate section at the end of this Annual Report.

Results of Operations (In Thousands of Dollars Except for Per-Share Data)

Percent of net sales for the years ended September 30, 2001, 2000 and 1999

	2001	2000	1999

Net sales	100.0	100.0	100.0
Cost of goods sold	39.9	38.9	39.6
Selling, general and administrative expenses	33.6	32.2	38.5
Product development expenses	9.8	8.2	10.6
Gain on sale of business	—	(0.6)	(5.1)
Net financing income	(0.8)	(0.3)	(0.2)

Income before income taxes	17.5	21.6	16.6
Income taxes	5.9	7.6	3.0

Net income	11.6	14.0	13.6

     Net income was $17,392, or $1.05 per share on a diluted basis, in 2001. Excluding gains on sales of businesses in 2000 and 1999 and a favorable tax adjustment in 1999, comparable net income was $20,448, or $1.26 per share, in 2000, and $8,201, or $.54 per share, in 1999. Net income in 2001 was the second highest in the Company’s history after fiscal 2000. Net income as reported for fiscal 2000 was $21,045, or $1.30 per share on a diluted basis, and for fiscal 1999 was $13,708, or $.90 per share.

     Net sales were the second highest in the company’s history at $149,692 in 2001. This compares with $150,561 in 2000, and $100,938 in 1999. Net sales decreased less than one percent in 2001 from 2000. Excluding the effect of an 8 percent stronger U.S. dollar versus foreign currencies, sales would have increased one percent. Fiscal 2001 started out strong with double-digit sales growth in the first half, but the downturn in the targeted industries the company serves, in particular, the semiconductor, telecommunications and optoelectronics industries, took their toll on results for the remainder of the year. Net sales increased 49 percent in 2000 from 1999, and were the highest in the company’s history. The increase in 2000 from 1999 was due to strong sales to customers in the Company’s targeted industries. During 1999, the semiconductor industry began to recover from a down cycle. The recovery continued throughout 2000 and contributed to the sales growth in 2000. The Company believes it has gained market share in its targeted industries. Geographically, sales were down 11 percent in the United States, up 27 percent in the Pacific Basin region and essentially flat in Europe, in 2001 from 2000. In 2000, sales were up in all major geographies with domestic sales up 52 percent, the Pacific Basin region up 76 percent and Europe up 45 percent, from 1999.

     Cost of goods sold was $59,699, $58,625 and $39,923 in 2001, 2000 and 1999, respectively. As a percentage of net sales, it was 39.9, 38.9 and 39.6 in 2001, 2000 and 1999,

respectively. Cost of goods sold in 2001 was negatively impacted by spreading fixed costs over lower manufacturing volumes during the second half of the fiscal year. Additionally, the U.S. dollar strengthened 8 percent in 2001. Improved manufacturing efficiencies due to higher sales lowered cost of goods sold as a percentage of net sales in 2000. This more than offset the unfavorable impact of a 9 percent stronger U.S. dollar in 2000. Foreign exchange hedging had a minimal effect on cost of goods sold in 2001, 2000 and 1999.

     Selling, general and administrative expenses of $50,384 increased 4 percent in 2001 from $48,476 in 2000, and increased 25 percent in 2000 from $38,885 in 1999. Selling, general and administrative expenses as a percentage of net sales were 33.6%, 32.2% and 38.5%, in 2001, 2000 and 1999, respectively. The increase in 2001 was due primarily to higher personnel costs because of an increase in headcount in sales and marketing, and an increase in marketing communications programs, partially offset by lower incentive compensation costs. The increase in dollars in 2000 was due to higher commissions on increased sales, higher personnel costs due to increased headcount, higher incentive costs and increased promotion and e-business initiatives.

     Product development expenses of $14,667 in 2001 increased 18 percent from $12,387 in 2000, and increased 15 percent in 2000 from $10,745 in 1999. Product development expenses as a percentage of net sales were 9.8%, 8.2% and 10.6%, in 2001, 2000 and 1999, respectively. The dollar increase in 2001 and 2000 is due to higher personnel costs resulting from the Company’s efforts to increase development resources to take advantage of opportunities existing in its targeted markets, particularly the optoelectronics industry. During 2001 and 2000, the Company introduced approximately two dozen products designed specifically for its targeted industries of semiconductor, telecommunications and optoelectronics, as well as those designed for multi-industries.

     On November 9, 1998, the Company sold certain assets used in the operation of its Quantox product line to KLA-Tencor Corporation for $9,147 in cash. The agreement, which was effective October 31, 1998, included the sale of the Quantox inventory, certain machinery, equipment and other tangible personal property. The Company retained the accounts receivable. The sale resulted in a pretax gain of $4,808, or $.20 per share, recorded in the first quarter of fiscal 1999. During the fourth quarter of fiscal 1999, and the first and fourth quarters of fiscal 2000, additional pretax gains of $345, or $.01 per share, $477, or $.02 per share, and $476, or $.02 per share, respectively, were recorded for the above mentioned sale of this business. At the time of the sale of this business, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in fiscal 1999 and 2000 represent the settlement of certain of these issues. (See Note B.)

     The Company generated net financing income of $1,257 in 2001, $445 in 2000 and $179 in 1999. The increase is due to higher average cash and cash equivalents and short-term investment balances in 2001 over 2000, and in 2000 over 1999.

     The effective tax rate for 2001 was 33.6 percent and 35.2 percent for fiscal 2000. The rates are lower than the statutory tax rate for federal, state and local taxes due to foreign sales corporation benefits. The effective tax rate for 1999 was 18.0 percent as a result of the combination of several factors: the gain on the sale of businesses recorded at the statutory rate including state and local taxes, a tax benefit resulting from the release of certain valuation reserves due to the settlement of prior years’ tax liabilities and improved profitability in the Company’s U.S. operations, which enabled the Company to utilize a number of tax credits.

     The Company’s financial results are affected by foreign exchange rate fluctuations. Generally, a weakening U.S. dollar causes the price of the Company’s product to be more attractive in foreign markets and favorably impacts the Company’s sales and earnings. A strengthening U.S. dollar has an unfavorable effect. This foreign exchange effect cannot be precisely isolated since many other factors affect the Company’s foreign sales and earnings. These factors include product offerings and pricing policies of the Company and its competition, whether competition is foreign or U.S. based, changes in technology and local and worldwide economic conditions.

     The Company utilizes hedging techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations and balance sheet positions by entering into forward and option currency contracts and by borrowing in foreign currencies. The Company’s foreign borrowings are used as a hedge of its net investments and for specified transactions. The Company does not speculate in foreign currencies or derivative financial instruments, and hedging techniques do not increase the Company’s exposure to foreign exchange rate fluctuations.

Liquidity and Capital Resources

     In 2001, net cash provided by operating activities was $38,273. Cash was used to purchase $20,884 of short-term investments, $3,438 of property, plant and equipment, buy back $5,546, or 337,500 shares, of the Company’s common stock through its stock repurchase program, and pay $2,149 in dividends. Total cash of $30,091 at September 30, 2001 increased $8,683 from September 30, 2000. Total debt of $3,000 at September 30, 2001 decreased slightly from $3,225 at September 30, 2000, and the debt-to-capital ratio at year-end was 3.1 percent versus 4.1 percent at the end of fiscal 2000.

     The Company’s credit agreement, which expires on March 30, 2004, is a $10,000 debt facility ($3,000 outstanding at September 30, 2001) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of between .20% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000.

     At September 30, 2001, the Company had total unused lines of credit with domestic and foreign banks aggregating $12,000, including short-term and long-term lines of credit of $5,000 and $7,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants during each of the three years ended and at September 30, 2001. Principal payments on long-term debt are due in 2004.

     During 2002, the Company expects to finance capital spending and working capital requirements with cash on hand and cash provided by operations. Capital expenditures in fiscal 2002 are expected to be comparable to what they were in 2001. Included in the “Deferred income taxes” caption of the Consolidated Balance Sheets at September 30, 2001 is a $3,128 tax asset resulting from the exercise of non-qualified stock options during 2001. The Company expects to recognize this asset as cash tax savings during fiscal 2002. Additionally, the Company is expecting to receive income tax refunds in 2002 totaling $6,196.

Factors That May Affect Future Results

     Statements included in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

     The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company’s customers in the semiconductor, telecommunications, optoelectronics and other markets. During the latter half of fiscal year 2001, the Company experienced a slowdown in orders, primarily from its semiconductor, telecommunications and optoelectronics customers. The Company’s results have been and could continue to be adversely affected depending on the length and severity of the current downturn in these as well as the overall broadband industry. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the Company is managing its cost structure to reduce spending where appropriate. A failure by the Company to reduce expenses in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company.

     The Company’s business relies on the development of new high technology products and services to provide solutions to customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. The Company must make long-term investments and commit significant resources before knowing whether its expectations will eventually result in products that achieve market acceptance. The Company incurs significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future.

     In many cases the Company’s products compete directly with those offered by other manufacturers. If any of the Company’s competitors were to develop products or services that are more cost-effective or technically superior, demand for the Company’s product offerings could slow.

     The Company’s success depends to a significant degree upon the continued service of its key executive, sales, development, marketing and operational personnel. Although management believes the Company offers competitive salaries and benefits, there can be no assurance that it will be successful in retaining its existing key personnel. Failure to retain key personnel could have a material adverse effect on the Company’s results of operations.

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

     The Company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 55 percent of the Company’s revenue during fiscal 2001. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

     For over 40 years, the Company has been distributing its products in Japan utilizing sales representatives. Beginning on April 1, 2002, the Company will utilize its own sales force. The Company’s sales and earnings could be adversely affected due to the loss of sales during the fiscal 2002 first half transition period, as well as the actual costs incurred to open direct sales offices. Additionally, the Company’s results could be adversely affected if it is unable to develop an effective sales and support organization in Japan.

     The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company’s overall tax liability. The Company’s estimated tax rate for fiscal 2002 could change from what is currently anticipated due to changes in tax laws of various countries or changes in the Company’s overall tax planning strategy.

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

ITEM 7(a) – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including foreign currency fluctuations, interest rate fluctuations and changes in the market value of its short-term investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and interest rates.

     The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. The Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Generally, these contracts have maturities of three months or less. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management’s opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore the Company’s results of operations, financial position or cash flows.

     The Company currently utilizes an interest rate swap instrument to mitigate the risk of interest rate changes related to long-term debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable rate debt. The instrument expires September 19, 2005. In management’s opinion, a 10 percent adverse change in interest rates would not have a material effect on these instruments and therefore the Company’s results of operations, financial position or cash flows.

     The Company maintains a short-term investment portfolio consisting of U.S. government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, a 10% increase in interest rates would not have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item 8 is included in a separate section at the end of this Annual Report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See the table listing the nominees for directors under the caption “Item 2: Election of Directors” in the Company’s Proxy Statement to be used in conjunction with the February 16, 2002 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which table is incorporated herein by this reference. The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” of this Form 10-K Annual Report and incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION.

     See the caption “Executive Compensation and Benefits” in the Company’s Proxy Statement to be used in conjunction with the February 16, 2002 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the February 16, 2002 Annual Meeting of Shareholders and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2001, and is expected to render services in such capacity to the Company in the future. N. Mohan Reddy, PhD, a Director and nominee for Director, provided consulting services to the Company during fiscal 2001 in the amount of $140,000. He is not expected to provide such services in such capacity to the Company in the future.

PART IV.

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(a)(3) Index to Exhibits

Exhibit
Number	Description

3(a)	Code of Regulations, as amended on February 11, 1985. (Reference is made to Exhibit 3(b) of the Company’s Form 10 Registration Statement (File No. 0-13648) as declared effective on July 31, 1985, which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(b)	Specimen Share Certificate for the Class B Common Shares, without par value. (Reference is made to Exhibit 4(b) of the Company’s Form 10 Registration Statement (File No. 0-13648) as declared effective on July 31, 1985, which Exhibit is incorporated herein by reference.)

10(a)	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)	Employment Agreement, as amended, with Joseph P. Keithley. (Reference is made to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10(e)	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(g)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10(h)	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

11	Statement Re Computation of Per Share Earnings.

21	Subsidiaries of the Company.

23	Consent of Experts.

Item 14(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

Item 14(c) Exhibits: See “Index to Exhibits” at Item 14(a)(3) above.

Item 14(d) Financial Statement Schedules: Schedules required to be filed in response to this portion of Item 14 are listed above in Item 14(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keithley Instruments, Inc. (Registrant)

By:	/s/ Joseph P. Keithley Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 7, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/7/01

/s/ Brian R. Bachman Brian R. Bachman	Director	12/7/01

/s/ James T. Bartlett James T. Bartlett	Director	12/7/01

/s/ James B. Griswold James B. Griswold	Director	12/7/01

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/7/01

/s/ William J. Hudson, Jr. William J. Hudson, Jr.	Director	12/7/01

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/7/01

/s/ R. Elton White R. Elton White	Director	12/7/01

Keithley Instruments, Inc.
Index to Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders
of Keithley Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
November 2, 2001

Consolidated Statements of Income
For the years ended September 30, 2001, 2000 and 1999
(In Thousands of Dollars Except for Per-Share Data)

	2001	2000	1999

Net sales	$149,692	$150,561	$100,938

Cost of goods sold	59,699	58,625	39,923

Selling, general and administrative expenses	50,384	48,476	38,885

Product development expenses	14,667	12,387	10,745

Gain on sale of businesses	—	(953)	(5,153)

Net financing income	(1,257)	(445)	(179)

Income before income taxes	26,199	32,471	16,717

Income taxes	8,807	11,426	3,009

Net income	$17,392	$21,045	$13,708

Basic earnings per share	$1.06	$1.43	$0.92

Diluted earnings per share	$1.05	$1.30	$0.90

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 2001 and 2000
(In Thousands of Dollars Except for Share Data)

	2001	2000

Assets Current assets:

Cash and cash equivalents	$30,091	$21,408

Short-term investments	20,884	—

Refundable income taxes	6,196	120

Accounts receivable and other, net of allowances of $858 and $605 as of September 30, 2001 and 2000, respectively	14,787	30,501

Inventories:

Raw materials	11,057	11,376

Work in process	2,236	5,685

Finished products	2,402	3,083

Total inventories	15,695	20,144

Deferred income taxes	7,382	13,935

Prepaid expenses	653	506

Total current assets	95,688	86,614

Property, plant and equipment, at cost:

Land	1,325	1,325

Buildings and leasehold improvements	15,350	15,163

Manufacturing, laboratory and office equipment	24,532	23,321

	41,207	39,809

Less-Accumulated depreciation and amortization	27,573	26,590

Total property, plant and equipment, net	13,634	13,219

Deferred income taxes	5,681	5,987

Other assets	8,597	6,518

Total assets	$123,600	$112,338

Liabilities and Shareholders’ Equity Current liabilities:

Short-term debt	$—	$225

Accounts payable	5,906	9,321

Accrued payroll and related expenses	7,213	9,041

Other accrued expenses	4,826	6,152

Income taxes payable	3,227	4,096

Total current liabilities	21,172	28,835

Long-term debt	3,000	3,000

Other long-term liabilities	5,475	4,723

Deferred income taxes	7	7

Shareholders’ equity:

Common Shares, stated value $.0125:

Authorized - 80,000,000; issued and outstanding - 13,760,558 in 2001 and 13,736,974 in 2000	172	172

Class B Common Shares, stated value $.0125:

Authorized - 9,000,000; issued and outstanding - 2,150,502 in 2001 and 2,163,532 in 2000	27	27

Capital in excess of stated value	22,694	17,160

Earnings reinvested in the business	77,454	62,211

Accumulated other comprehensive income	(708)	(819)

Unamortized portion of restricted stock plan	(152)	(196)

Common Shares held in treasury, at cost	(5,541)	(2,782)

Total shareholders’ equity	93,946	75,773

Total liabilities and shareholders’ equity	$123,600	$112,338

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2001, 2000 and 1999
(In Thousands of Dollars)

			Capital	Earnings	Accumulated	Unamortized	Common
		Class B	in excess	reinvested	other	portion of	Shares	Total
	Common	Common	of stated	in the	comprehensive	restricted	held in	shareholders
	Shares	Shares	value	business	income (loss)	stock plan	treasury	equity

Balance September 30, 1998	127	70	8,877	29,870	429	(283)	(348)	38,742

Comprehensive Income:

Net Income				13,708

Translation adjustment					(281)

Minimum pension liability adj.					(39)

Total comprehensive income								13,388

Cash dividends:

Common Shares ($.07 per share)				(653)				(653)

Class B Common Shares ($.056 per share)				(302)				(302)

Shares issued under stock plans	2		194				1,077	1,273

Conversion to Common Shares	3	(3)						—

Repurchase of Common Shares							(8,366)	(8,366)

Common Shares acquired for settlement of deferred Directors’ fees							(348)	(348)

Gains from hedging net investments in foreign subsidiaries					3			3

Amortization						44		44

Balance September 30, 1999	132	67	9,071	42,623	112	(239)	(7,985)	43,781

Comprehensive Income:

Net Income				21,045

Translation adjustment					(965)

Minimum pension liability adj					34

Total comprehensive income								20,114

Cash dividends:

Common Shares ($.103 per share)				(1,151)				(1,151)

Class B Common Shares ($.0824 per share)				(306)				(306)

Shares issued under stock plans			8,089				8,436	16,525

Conversion to Common Shares	40	(40)						—

Repurchase of Common Shares							(3,013)	(3,013)

Common Shares acquired for settlement of deferred Directors’ fees							(220)	(220)

Amortization						43		43

Balance September 30, 2000	172	27	17,160	62,211	(819)	(196)	(2,782)	75,773

Comprehensive Income:

Net Income				17,392

Translation adjustment					237

Minimum pension liability adj.					(44)

Net loss on derivative securities					(209)

Net unrealized investment gains					127

Total comprehensive income								17,503

Cash dividends:

Common Shares ($.14 per share)				(1,908)				(1,908)

Class B Common Shares ($.112 per share)				(241)				(241)

Shares issued under stock plans			5,534				2,925	8,459

Repurchase of Common Shares							(5,546)	(5,546)

Common Shares acquired for settlement of deferred Directors’ fees							(138)	(138)

Amortization						44		44

Balance September 30, 2001	$172	$27	$22,694	$77,454	$(708)	$(152)	$(5,541)	$93,946

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2001, 2000 and 1999
(In Thousands of Dollars)

	2001	2000	1999

Cash flows from operating activities:

Net income	$17,392	$21,045	$13,708

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,038	2,920	2,923

Deferred income taxes	1,516	1,330	475

Deferred compensation	158	507	183

Gain on sale of businesses	—	(953)	(5,153)

Change in current assets and liabilities:

Refundable income taxes	4,813	756	(397)

Accounts receivable and other	15,795	(12,528)	(2,091)

Inventories	4,474	(9,268)	(1,581)

Prepaid expenses	998	(358)	156

Other current liabilities	(7,600)	6,832	2,205

Other operating activities	(2,311)	266	(769)

Net cash provided by operating activities	38,273	10,549	9,659

Cash flows from investing activities:

Capital expenditures	(3,438)	(3,607)	(1,545)

Proceeds received from sale of assets	—	—	9,147

Purchase of investments	(20,884)	—	—

Cash expenditures for sale of assets	—	—	(1,636)

Other investing activities	4	55	58

Net cash (used in) provided by investing activities	(24,318)	(3,552)	6,024

Cash flows from financing activities:

Net increase (decrease) in short-term debt	(222)	247	—

Payment of long-term debt	—	—	(3,056)

Proceeds from sale of Common Shares	2,443	5,788	925

Purchase of Treasury Shares	(5,546)	(3,013)	(8,366)

Cash dividends	(2,149)	(1,457)	(955)

Net cash (used in) provided by financing activities	(5,474)	1,565	(11,452)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	202	(580)	(126)

Increase in cash and cash equivalents	8,683	7,982	4,105

Cash and cash equivalents at beginning of period	21,408	13,426	9,321

Cash and cash equivalents at end of period	$30,091	$21,408	$13,426

Supplemental disclosures of cash flow information Cash paid during the year for:

Income taxes	$4,973	$7,426	$3,641

Interest	78	58	179

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Per-Share Data)

Note A — Summary of Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the accounts of Keithley Instruments, Inc. and its subsidiaries. Intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to be consistent with the current year’s presentation.

Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties and sales returns.

Nature of operations

     The Company operates in a single industry segment and is engaged in the design, development, manufacture and marketing of complex electronic instruments and systems. Its products provide electrical, optical or RF measurement-based solutions to the telecommunications, semiconductor, optoelectronics, research and development and other electronic components industries. Engineers and scientists around the world use the Company’s advanced hardware and software for process monitoring, production test and basic research.

Product development expenses

     Expenditures for product development are charged to expense as incurred. These expenses include the cost of computer software, an integral part of certain products. Costs defined by Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” are immaterial to the financial statements and have been expensed as incurred. The Company continually reviews the materiality and financial statement classification of computer software expenditures.

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

Other accrued expenses

     Included in the “Other accrued expenses” caption of the Consolidated Balance Sheets at September 30, 2001 and 2000, were $787 and $2,073, respectively, for commissions payable to outside sales representatives of the Company.

Capital stock

     The Company has two classes of stock. The Class B Common Shares have ten times the voting power of the Common Shares, but are entitled to cash dividends of no more than 80% of the cash dividends on the Common Shares. Holders of Common Shares, voting as a class, elect one-fourth of the Company’s Board of Directors and participate with holders of Class B Common Shares in electing the balance of the Directors and in voting on all other corporate matters requiring shareholder approval. Additional Class B Common Shares may be issued only to holders of such shares for stock dividends or stock splits. These shares are convertible at any time to Common Shares on a one-for-one basis.

     Included in the “Common Shares held in treasury, at cost” caption of the Consolidated Balance Sheets at September 30, 2001 and 2000, were shares repurchased through the Company’s share repurchase programs, net of shares reissued (see Note C), and shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at September 30, 2001 and 2000 was 416,597 and 510,292, respectively.

Income taxes

     Provision has been made for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 2001, 2000 and 1999.

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

	2001	2000	1999

Basic	15,724,423	14,698,456	14,894,162

Diluted	16,583,026	16,167,853	15,314,850

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge) or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2001, all the Company’s derivative instruments were designated as cash flow hedges.

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

Other accounting pronouncements

     The Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) in fiscal 2001. SAB 101 provides guidance for public companies on the recognition, presentation and disclosure of revenue in their financial statements. It requires that an entity recognize revenue at the time a product has been accepted by a customer, as defined by certain criteria. The adoption of SAB 101 did not have a material impact on the Company’s consolidated results or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe the adoption of these standards will have a material impact on its consolidated results or financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events”. SFAS 144 was issued to establish a single accounting model to address the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe SFAS 144 will have a material impact on its consolidated results or financial position.

Note B — Sale of Assets

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

     During the fourth quarter of fiscal 1999, and the first and fourth quarters of fiscal 2000, additional pretax gains of $345, or $.01 per share, $477, or $.02 per share, and $476, or $.02 per share, respectively, were recorded for the above mentioned sale of business. At the time of the sale of this business, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in fiscal 1999 and 2000 represent the settlement of certain of these issues.

Note C — Repurchase of Common Shares

     On December 11, 2000, the Company announced its Board of Directors had approved an open market stock repurchase program to replace a previous program, which expired in December 2000. Under the program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of the then outstanding shares, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of awards granted and stock purchased under these plans. During fiscal 2001 and 2000, the Company repurchased 337,500 and 304,800 Common Shares at average costs of $16.43 and $9.89 per share including commissions, respectively.

Note D — Short-term Investments

     Short-term investments at September 30, 2001 were comprised of the following:

U.S. government and agency securities	$8,173

Corporate notes and bonds	8,535

Mutual funds	4,176

Total short-term investments	$20,884

     The mutual funds are comprised of investment-grade debt securities. The funds may invest in corporate, mortgage, asset-backed, municipal and U.S. government and agency securities. The securities, notes and bonds have maturity dates ranging from March 31, 2003 through August 1, 2019. The Company classifies these investments as available-for-sale, therefore, they are considered current assets on the Company’s Consolidated Balance Sheets.

     The short-term investments are reported at fair market value. At September 30, 2001, $127 of net unrealized gains had been recorded in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.

Note E — Financing Arrangements

	September 30,

	2001	2000
Short-term debt:

Revolving loans in local currency with various banks, principal due monthly with 30-day rollover provision,

with an interest rate of 5.6% at September 30, 2000	$—	$225

Long-term debt:

Revolving loans with various banks with interest due monthly; principal due March 30, 2004:

U.S. dollar denominated loans with an interest rate of 6.1% and 7.6% based on LIBOR at September 30, 2001 and 2000, respectively	3,000	3,000

Less-current installments on long-term debt	—	—

Total long-term debt	$3,000	$3,000

     The Company’s credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($3,000 outstanding at September 30, 2001) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of between .20% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000.

     At September 30, 2001, the Company had total unused lines of credit with domestic and foreign banks aggregating $12,000, including short-term and long-term lines of credit of $5,000 and $7,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants during each of the three years ended and at September 30, 2001. Principal payments on long-term debt are due in 2004.

     The three-month LIBOR interest rate was 2.6 and 6.8 percent at September 30, 2001 and 2000, respectively.

     The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.7 percent, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized over the life of the agreement. At September 30, 2001 interest rate levels, the swap requires the Company to make payments to the bank. The Company would pay the bank approximately $251 to terminate the agreement. In accordance with the provisions of SFAS 133, the interest rate swap is recorded on the Company’s Consolidated Balance Sheets at fair market value at September 30, 2001.

     Following is an analysis of net financing income:

	2001	2000	1999

Interest expense	$(331)	$(229)	$(220)

Investment income	1,588	674	399

	$1,257	$445	$179

Note F — Foreign Currency

     The functional currency for the Company’s foreign subsidiaries is the applicable local currency. Income and expenses are translated into U.S. dollars at average exchange rates for the period. Assets and liabilities are translated at the rates in effect at the end of the period. Translation gains and losses are recognized in the accumulated other comprehensive income component of shareholders’ equity.

     Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statement of Income includes gains (losses) from such foreign exchange transactions of $(296), $(367) and $40 for 2001, 2000 and 1999, respectively.

     At September 30, 2001, the Company had obligations under foreign exchange forward contracts to sell 2,350,000 Euros and 700,000 British pounds at various dates through December 2001. In accordance with the provisions of SFAS 133, the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2001, the fair market value of the contracts represents a liability to the Company of $70.

Note G — Employee Benefit Plans

     The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost is shown below:

	2001	2000	1999

Service cost-benefits earned during the period	$953	$997	$1,011

Interest cost on projected benefit obligation	1,640	1,517	1,443

Actual (return) loss on assets	1,003	(1,965)	(2,141)

Net amortization and deferral	(3,219)	(209)	92

Net periodic pension cost	$377	$340	$405

     The following table sets forth the funded status of the Company’s plans and the related amounts recognized in the Consolidated Balance Sheets at September 30, 2001 and 2000:

			Non-U.S.
	United States Plan		Plan
	Overfunded		Underfunded*

	2001	2000	2001	2000

Change in projected benefit obligations:

Benefit obligation at beginning of year	$20,876	$18,035	$3,322	$3,744

Service cost	816	858	137	139

Interest cost	1,442	1,317	198	200

Actuarial loss	429	756	26	21

Benefits paid	(560)	(489)	(97)	(104)

Plan amendment	143	399	—	—

Foreign currency exchange rate changes	—	—	118	(678)

Benefit obligation at year end	$23,146	$20,876	$3,704	$3,322

			Non-U.S.
	United States Plan		Plan
	Overfunded		Underfunded*

	2001	2000	2001	2000

Change in plan assets:

Fair value of plan assets at beginning of year	$26,653	$25,176	$555	$645

Actual return (loss) on pension assets	(1,073)	1,966	70	(1)

Employer contributions	1,000	—	40	38

Benefits paid	(560)	(489)	(14)	(13)

Foreign currency exchange rate changes	—	—	21	(114)

Fair value of plan assets at end of year	26,020	26,653	672	555

Funded status – over (under) funded	2,874	5,777	(3,032)	(2,767)

Unrecognized actuarial (gain) loss	(756)	(4,545)	183	182

Additional employer contributions	500	—	—	—

Unrecognized prior service cost	1,539	1,562	39	40

Unrecognized initial net (asset) obligation	(184)	(227)	109	121

Prepaid pension assets (pension liability) recognized in the Consolidated Balance Sheets	$3,973	$2,567	$(2,701)	$(2,424)

*The Company has purchased indirect insurance of $2,569 which is expected to be available to the Company as non-U.S. pension liabilities of $2,701 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $2,569 and $2,335 at September 30, 2001 and 2000, respectively, for this asset. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” this Company asset is not included in the non-U.S. plan assets.

     The significant actuarial assumptions as of the year-end measurement date were as follows:

	2001	2000	1999

United States Pension Plan:

Discount rate	7.0%	7.0%	7.25%

Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%

Rate of increase in compensation levels	5.0%	5.0%	5.0%

Non-U.S. Pension Plan:

Discount rate	6.0%	6.0%	6.0%

Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%

Rate of increase in compensation levels	4.5%	4.5%	4.0%

     The “Projected Unit Credit” Actuarial Cost Method is used to determine the Company’s annual expense.

     For the United States plan, the Company uses the “Entry Age Normal” Actuarial Cost Method to determine its annual funding requirements. United States plan assets are invested primarily in common stocks and fixed-income securities.

     Although there are no requirements for the Company to fund the non-U.S. pension plan, the Company has made contributions in the past. Non-U.S. plan assets represent employee and Company contributions and are invested in a direct insurance contract payable to the individual participants.

     In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $718, $638 and $562 in 2001, 2000 and 1999, respectively. Additionally, the Company has a profit sharing program in which employee participants at their discretion may opt for a cash payout or may defer the bonus in the 401(k) plan. Expense for the additional profit sharing program amounted to $906, $1,475 and $370 in 2001, 2000 and 1999, respectively.

     The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees which includes retirement, death and disability benefits. Expense recognized for these benefits was $15, $36 and $37 for 2001, 2000 and 1999, respectively. Liabilities of $211 and $226 were accrued in the “Other long-term liabilities” caption on the Company’s Consolidated Balance Sheets to meet all SERP obligations at September 30, 2001 and 2000, respectively.

Note H — Stock Plans

Stock Option Plans

     Under the 1984 Stock Option Plan and the 1992 Stock Incentive Plan, 1,350,000 and 5,400,000 of the Company’s Common Shares, respectively, were reserved for the granting of options to officers and other key employees. After February 11, 1994, no new grants could be issued from the 1984 Stock Option Plan. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee on the date the option is granted. The 1992 Stock Incentive Plan also provides for restricted stock awards and stock appreciation rights. This plan will expire on February 8, 2002. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms.

     The 1997 Directors’ Stock Option Plan provides for the issuance of 400,000 of the Company’s Common Shares to non-employee Directors. Under the terms of the plan, each non-employee Director is automatically granted an option to purchase 10,000 Common Shares at the close of each annual shareholders’ meeting. The plan will expire on February 15, 2007. On February 15, 1997, the Company’s Board of Directors terminated the 1992 Directors’ Stock Option Plan. Prior to its termination, this plan provided for the issuance of 120,000 of the Company’s Common Shares to non-employee Directors, with each non-employee Director automatically granted an option to purchase 1,200 Common Shares at the close of each annual shareholders’ meeting. All options outstanding at the time of termination of the plans shall continue in full force and effect in accordance with their terms. The option price for grants under both plans is the fair market value of a Common Share on the date of grant. The options under both plans are exercisable six months and one day after the date of grant and will expire after ten years.

The activity under all option plans was as follows:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

September 30, 1998	2,753,738	$4.22	1,415,688	$3.97
Options granted at fair market value	626,400	4.10
Options granted above fair market value	91,316	2.82
Options granted below fair market value	66,368	3.62
Options exercised	(315,838)	2.55
Options forfeited	(195,354)	3.76

September 30, 1999	3,026,630	4.34	1,570,338	4.71
Options granted at fair market value	649,850	41.16
Options granted above fair market value	4,000	50.13
Options granted below fair market value	2,400	3.33
Options exercised	(1,579,908)	4.86
Options forfeited	(10,350)	8.60

September 30, 2000	2,092,622	15.45	530,676	5.33
Options granted at fair market value	667,500	20.53
Options granted above fair market value	5,000	13.47
Options exercised	(343,246)	4.34
Options forfeited	(26,450)	7.70

September 30, 2001	2,395,426	$18.54	804,952	$7.65

     The options outstanding at September 30, 2001 have been segregated into ranges for additional disclosure as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Shares	Contractual	Exercise	Shares	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$2.38 - $4.00	330,212	6.81	$2.70	206,188	$2.68
$4.13	556,470	7.79	$4.13	279,870	$4.13
$4.28 - $17.78	283,394	6.39	$8.22	248,894	$7.53
$18.41	585,000	9.30	$18.41	—	—
$18.72 - $66.75	640,350	8.89	$43.92	70,000	$36.85

	2,395,426	8.15	$18.54	804,952	$7.65

1993 Employee Stock Purchase Plan

     On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower market price at the beginning or ending of the calendar plan year. A mid-year enrollment option is also available for new employees. The purchase price for the mid-year enrollees is 85 percent of the lower market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares are available for purchase under the plan. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During 2001, 104,754 shares were purchased by employees at a price of $8.66 per share. During 2000, 110,705 shares were purchased at a price of $3.88 per share.

Pro Forma Disclosure

     As of September 30, 2001, the Company had various stock-based compensation plans that are described above. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. During 2001 and 2000, $44 and $49, respectively, were recognized in compensation expense for such grants. Alternatively, under the fair value method of accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

     The weighted average fair value of options granted under stock option plans in 2001, 2000 and 1999 was $10.37, $23.56 and $1.76, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999

Expected life (years)	4.2	4.3	4.6
Risk-free interest rate	4.6%	6.2%	5.5%
Volatility	66.0%	66.0%	46.0%
Dividend yield	0.8%	0.2%	1.3%

     The weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2001, 2000 and 1999 was $8.08, $3.12 and $1.47, respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2001	2000	1999

Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	5.8%	5.5%	5.0%
Volatility	66.0%	57.4%	42.7%
Dividend yield	0.2%	0.7%	1.3%

     The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	2001	2000	1999

Pro forma net income	$13,142	$19,377	$12,706
Pro forma earnings per share:
Basic	$0.84	$1.32	$0.85
Diluted	$0.79	$1.20	$0.83

     For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 is applicable only to awards made after fiscal 1995.

Note I — Income Taxes

     For financial reporting purposes, income before income taxes includes the following components:

	2001	2000	1999

United States	$21,486	$27,695	$14,130
Non-U.S	4,713	4,776	2,587

	$26,199	$32,471	$16,717

     The provision for income taxes is as follows:

	2001	2000	1999

Current:
Federal	$4,873	$6,400	$1,143
Non-U.S	1,844	2,424	1,191
State and local	574	1,272	200

Total current	7,291	10,096	2,534

Deferred:
Federal	1,343	1,249	275
Non-U.S	173	81	200

Total deferred	1,516	1,330	475

Total provision	$8,807	$11,426	$3,009

     Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2001	2000	1999

Federal income tax at statutory rate	$9,140	$11,365	$5,684
State and local income taxes	506	832	133
Tax on non-U.S. income and tax credits	(664)	(563)	(72)
Change in valuation allowance	—	—	(1,928)
Future rate change	—	(250)	—
Adjustment for prior years’ taxes	—	—	(168)
Tax credits	(125)	—	(685)
Other	(50)	42	45

Effective income tax	$8,807	$11,426	$3,009

     Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Nonqualified stock options	$3,128	$10,518
Capitalized research and development	3,149	4,058
Inventory	2,593	1,805
Deferred compensation	1,038	1,130
Tax credit carryforward	1,552	—
Depreciation	870	986
Warranty	368	337
Royalty	97	184
Intangibles	154	170
State and local taxes	1,525	1,211
Other	772	774

Total deferred tax assets	15,246	21,173

Deferred tax liabilities:
Pension contribution	1,565	899
Other	625	359

Total deferred tax liabilities	2,190	1,258

Net deferred tax assets	$13,056	$19,915

     The net change from the deferred tax assets as of September 30, 2000 and net deferred tax assets as of September 30, 2001 is primarily the result of tax credit carryforwards and an adjustment for nonqualified stock options, with such change having a balance sheet impact only.

     The tax credit carryforwards are the result of net operating loss carryback claims to September 30, 1999 and September 30, 2000, as a result of the exercise of nonqualified stock options.

Note J — Leases

     The Company leases certain equipment under capital leases. Manufacturing, laboratory and office equipment includes $495 of leased equipment at September 30, 2001 and 2000. Accumulated depreciation includes $495 at September 30, 2001 and 2000 related to these leases. The Company also leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $350 in 2001, $410 in 2000 and $211 in 1999) for 2001, 2000 and 1999 was $1,291, $1,159 and $1,657, respectively. Future minimum lease payments under operating leases are:

2002	1,370
2003	880
2004	730
2005	633
2006	486
After 2006	910

Total minimum operating lease payments	$5,009

Note K — Segment and Geographic Information

     The Company’s business is to develop test and measurement-based solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties, and in some cases RF or light. As such, the Company’s management has determined that the Company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	2001	2000	1999

Net sales:
United States	$67,567	$76,291	$50,672
Europe	46,514	46,379	31,986
Pacific Basin	27,887	21,891	12,513
Other	7,724	6,000	5,767

	$149,692	$150,561	$100,938

Long-lived assets:
United States	$19,037	$16,856	$15,898
Germany	2,797	2,592	3,017
Other	397	289	334

	$22,231	$19,737	$19,249

Note L — Contingencies

     On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against the Company and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs are seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley have been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. On July 23, 2001, the actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. On August 29, 2001, plaintiffs filed an Amended Complaint that included additional factual allegations. The Company will respond to all the allegations at the appropriate time.

     Management believes that these lawsuits are without merit, and management and the Company intend to defend them vigorously.

     The Company is engaged in various other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Unaudited Quarterly Results of Operations
(In Thousands of Dollars Except for Per-Share Data)

	First	Second	Third	Fourth

Fiscal 2001
Net sales	$44,508	$43,168	$36,275	$25,741
Gross profit	27,974	26,342	21,776	13,901
Income before income taxes	10,954	7,964	5,850	1,431
Net income	6,901	5,112	4,086	1,293
Diluted earnings per share	.42	.31	.25	.08

Fiscal 2000
Net sales	$29,760	$37,271	$40,492	$43,038
Gross profit	18,000	22,811	25,057	26,068
Gain on sale of business	477	—	—	476
Income before income taxes (1)	5,400	7,524	9,052	10,495
Net income	3,510	4,826	5,783	6,926
Diluted earnings per share (1)	.23	.30	.36	.42

(1)	The first and fourth quarters of fiscal 2000 include pretax income of $477, or $.02 per share, and $476, or $.02 per share, for the gain on the sales of previously disposed businesses, respectively.

SCHEDULE II

KEITHLEY INSTRUMENTS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands of Dollars)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to Costs		Balance at End
Description	Beginning of Period	and Expenses	Deductions (1)	of Period

For the Year Ended September 30, 2001:
Valuation allowance for deferred tax assets	$—	$—	$—	$—
For the Year Ended September 30, 2000:
Valuation allowance for deferred tax assets	$—	$—	$—	$—
For the Year Ended September 30, 1999:
Valuation allowance for deferred tax assets	$3,127	$—	$3,127	$—

(1)	Represents utilization of tax credits, capital loss carryovers and release of valuation reserve.