Form 10-Q
period 2001-12-31
KEITHLEY INSTRUMENTS INC
filed 2002-02-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

OR

[   ]Transition Report Pursuant to Section 13 or 15(d)
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

YES    X   NO

     As of February 12, 2002 there were outstanding 13,581,706 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,

Assets	2001	2000	2001

Current assets:
Cash and cash equivalents	$20,938	$30,745	$30,091
Short-term investments	26,919	—	20,884
Refundable income taxes	6,112	57	6,196
Accounts receivable and other, net	11,953	29,901	14,787
Inventories:
Raw materials	9,902	11,294	11,057
Work in process	2,011	3,886	2,236
Finished products	2,355	4,409	2,402

Total inventories	14,268	19,589	15,695
Deferred income taxes	10,251	14,551	7,382
Other current assets	1,415	789	653

Total current assets	91,856	95,632	95,688

Property, plant and equipment, at cost	42,010	40,563	41,207
Less-Accumulated depreciation	28,283	27,439	27,573

Net property, plant and equipment	13,727	13,124	13,634

Deferred income taxes	5,662	6,026	5,681
Other assets	8,954	7,040	8,597

Total assets	$120,199	$121,822	$123,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,731	$10,130	$5,906
Accrued payroll and related expenses	4,650	5,649	7,213
Other accrued expenses	3,844	6,844	4,826
Income taxes payable	1,609	5,180	3,227

Total current liabilities	15,834	27,803	21,172

Long-term debt	3,000	3,000	3,000
Other long-term liabilities	5,994	5,417	5,475
Deferred income taxes	7	7	7
Shareholders’ equity:
Paid-in-capital	26,532	19,732	22,893
Earnings reinvested in the business	75,250	68,694	77,454
Accumulated other comprehensive loss	(914)	(572)	(708)
Unamortized portion of restricted stock	(141)	(185)	(152)
Common shares held in treasury, at cost	(5,363)	(2,074)	(5,541)

Total shareholders’ equity	95,364	85,595	93,946

Total liabilities and shareholders’ equity	$120,199	$121,822	$123,600

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2001	2000

Net sales	$20,424	$44,508
Cost of goods sold	9,181	16,534
Selling, general and administrative expenses	10,390	13,434
Product development expenses	3,576	3,883
Net financing income	(266)	(297)

(Loss) income before income taxes	(2,457)	10,954
Income (benefit) taxes	(823)	4,053

Net (loss) income	$(1,634)	$6,901

Basic (loss) earnings per share	$(0.10)	$0.44

Diluted (loss) earnings per share	$(0.10)	$0.42

Cash dividends per Common Share	$0.0375	$0.0275

Cash dividends per Class B Common Share	$0.0300	$0.0220

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2001	2000

Cash flows from operating activities:
Net (loss) income	$(1,634)	$6,901
Expenses not requiring outlay of cash	955	953
Changes in working capital	(1,024)	1,822
Other operating activities	96	80

Net cash (used in) provided by operating activities	(1,607)	9,756

Cash flows from investing activities:
Payments for property, plant, and equipment	(969)	(778)
Purchase of investments	(6,035)	—
Other investing activities, net	4	—

Net cash used in investing activities	(7,000)	(778)

Cash flows from financing activities:
Decrease in short-term debt	—	(222)
Cash dividends	(570)	(418)
Purchase of treasury stock	—	—
Proceeds from employee stock purchase plans	54	594
Other	67	110

Net cash (used in) provided by financing activities	(449)	64

Effect of changes in foreign currency exchange rates	(97)	295

(Decrease) increase in cash and cash equivalents	(9,153)	9,337
Cash and cash equivalents at beginning of period	30,091	21,408

Cash and cash equivalents at end of period	$20,938	$30,745

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$316	$1,240
Interest	27	27

Disclosure of accounting policy
For purposes of this statement, the company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Management Representation
The consolidated financial statements at December 31, 2001 and 2000, and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B.	Earnings per share denominator
The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,624,502 for the quarter ended December 31, 2001, and 15,574,631 and 16,570,709 for the quarter ended December 31, 2000, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

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

The company did not purchase shares during the first quarter of fiscal 2002 or the first quarter of fiscal 2001. At December 31, 2001, 280,420 Common Shares purchased under the company’s share repurchase programs remained in treasury at an average cost of $16.11 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at December 31, 2001 was 405,713.

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

On the date the derivative contract is entered into, the company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2001, all the company’s derivative instruments were designed as cash flow hedges.

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

F.	Comprehensive income Comprehensive income for the three months ended December 31, 2001 and 2000 is as follows:

	December 31,

	2001	2000

Net (loss) income	$(1,634)	$6,901
Unrealized gains (losses) on value of derivative securities	91	(212)
Net unrealized investment losses	(108)	—
Foreign currency translation adjustments	(189)	459

Comprehensive (loss) income	$(1,840)	$7,148

G.	Segment and Geographic Information
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

	For the Three Months Ended
	December 31,

	2001	2000

Net sales:
United States	$7,480	$21,025
Europe	8,246	12,184
Pacific Basin	3,591	8,097
Other	1,108	3,202

	$20,425	$44,508

	At December 31,

	2001	2000

Long-lived assets:
United States	$19,406	$17,108
Germany	2,817	2,751
Other	458	305

	$22,681	$20,164

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations – In Thousands of Dollars Except for Per Share Data

First Quarter Fiscal 2002 Compared with First Quarter Fiscal 2001

The company reported a net loss for the first quarter of fiscal 2002 of $1,634, or $0.10 per share, versus record income of $6,901, or $0.42 per share, in last year’s first quarter.

Net sales of $20,424 for the first quarter of fiscal 2002 decreased 54 percent from record sales of $44,508 in the prior year’s first quarter. Geographically, domestic sales were down 64 percent, Pacific Basin sales were down 56 percent, and Europe was down 32 percent. Sequentially, sales decreased 21 percent from the fourth quarter of fiscal 2001. Orders of $20,080 for the first quarter decreased 60 percent from last year’s record orders of $49,782. Geographically, orders were down 66 percent in the United States, 62 percent in the Pacific Basin, and 49 percent in Europe when compared to the prior year. Compared to the fourth quarter of fiscal 2001, orders decreased 7 percent: semiconductor industry orders declined 46 percent, optoelectronics industry orders declined 34 percent, telecommunications industry orders were down 5 percent, while orders from the company’s research and education customers increased 30 percent. For the first quarter, semiconductor and telecommunications orders each comprised approximately 15 percent of the total $20,080, optoelectronics orders made up 5 percent, while research and education made up about 25 percent. Order backlog remained virtually unchanged at $12,003 million at December 31, 2001.

Cost of goods sold as a percentage of net sales increased to 44.9 percent from 37.2 percent in the prior year’s first quarter. Approximately three-fourths of the percentage increase was due to spreading fixed manufacturing costs over lower sales volumes, and the remaining portion was due to a less favorable product mix. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $10,390 decreased $3,044, or 23 percent, from last year’s first quarter, although such expenses increased as a percentage of net sales to 50.9 percent from 30.2 percent last year. The decrease in dollars was due to lower commissions and incentive programs as a result of lower sales, and lower discretionary spending resulting from the company’s cost cutting measures. Additionally, the company is on schedule to establish a direct sales and support organization in Japan, and expects this office to be operational on April 1, 2002. This initiative increased selling, general and administrative expenses by approximately $300 for the first quarter of fiscal 2002. The large increase as a percentage of sales was due to the decrease in revenues in 2002.

Product development expenses for the quarter were $3,576, or 17.5 percent of sales, down $307, or 8 percent, from last year’s $3,883 million, or 8.7 percent of sales.

The company generated net financing income during the quarter of $266 versus $297 in the prior year. Despite higher levels of cash and short-term investments, lower interest rates caused financing income to decrease from the prior year.

The company recorded a tax benefit for the quarter at a 33.5 percent rate. Last year’s first quarter tax rate was 37.0 percent.

Liquidity and Capital Resources

During the first quarter, net cash used in operations was $1,607. Additionally, the company used $6,035 to purchase short-term investments, $969 for capital equipment and $570 to pay dividends during the quarter. Total cash and cash equivalents decreased $9,153 during the quarter to $20,938 at December 31, 2001. Total short-term investments increased $6,035 during the quarter to $26,919 at December 31, 2001. Total debt was $3,000 at December 31, 2001, and the total debt-to-capital ratio was 3.0 percent at December 31, 2001.

The company expects to finance debt service, capital spending, and working capital requirements through cash and cash equivalents. At December 31, 2001, the company had available unused lines of credit with domestic and foreign banks aggregating $12,000 of which $5,000 were short-term and $7,000 were long-term.

Outlook

The company believes conditions in the electronics industry are beginning to stabilize. Based on current expectations, management believes sales for the second quarter of fiscal 2002 will range between $19,000 and $23,000. Based on these sales levels, management would expect to report a pretax loss as a percentage of sales in a range of upper single digits to upper teens.

Additionally, the company expects to spend approximately three-quarters of a million dollars during the second quarter to open a direct sales and support organization in Japan. These charges will be reflected in selling, general and administrative expenses.

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

The company is subject to global economic and market conditions, including the current conditions affecting the results of the company’s customers in the semiconductor, telecommunications, optoelectronics and other markets. During in the second quarter of fiscal year 2001, the company experienced a slowdown in orders, primarily from its semiconductor, telecommunications and optoelectronics customers. The company’s results have been and could continue to be adversely affected depending on the length and severity of the current downturn in these as well as the overall broadband industry. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The company may experience a further decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the company is managing its cost structure to reduce spending where appropriate. A failure by the company to reduce expenses in a timely manner could adversely affect the company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the company’s customers would likely adversely affect the company.

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

The company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 63 percent of the company’s revenue during the first quarter of fiscal 2002. The company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

For over 40 years, the company has been distributing its products in Japan utilizing sales representatives. Beginning on April 1, 2002, the company will utilize its own sales force. The company’s sales and earnings could be adversely affected due to a loss of sales during fiscal 2002 because of the transition, as well as the actual costs incurred to open direct sales offices. Additionally, the company’s results could be adversely affected if it is unable to develop an effective sales and support organization in Japan.

The company pays taxes in several jurisdictions throughout the world. The company utilizes available tax credits and other tax planning strategies in an effort to minimize the company’s overall tax liability. The company’s estimated tax rate for fiscal 2002 could change from what is currently anticipated due to changes in tax laws of various countries, changes in the company’s overall tax planning strategy, or the actual level of pretax earnings or losses the company may report.

The company has been notified of the commencement of purported class action litigation alleging violations of federal securities laws by the company. The actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. While the company believes the litigation is without merit, the company’s defense of this litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect the business, results of operations and financial condition.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

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

The company maintains a short-term investment portfolio consisting of U.S. government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, a 10 percent increase in interest rates would not have a material impact on the company’s results of operations, financial position or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     See “Item 3 – Legal Proceedings” in the company’s annual report on Form 10-K for the fiscal year ended September 30, 2001, for a description of current legal proceedings. There have been no material changes with respect to these matters since that report was filed.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit
11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: February 13, 2002	/s/ Joseph P. Keithley Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2002	/s/ Mark J. Plush Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)