Form 10-Q
period 2002-03-31
KEITHLEY INSTRUMENTS INC
filed 2002-05-07
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐    Transition Report Pursuant to Section 13 or 15(d)
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

YES  X      NO

     As of May 6, 2002 the Registrant had outstanding 13,596,964 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	March 31,		September 30,
	2002	2001	2001

Assets

Current assets:

Cash and cash equivalents	$18,237	$33,248	$30,091

Short-term investments	26,666	—	20,884

Refundable income taxes	5,680	54	6,196

Accounts receivable and other, net	12,864	29,922	14,787

Inventories:

Raw materials	9,489	13,569	11,057

Work in process	1,838	4,898	2,236

Finished products	2,278	2,987	2,402

Total inventories	13,605	21,454	15,695

Deferred income taxes	6,463	17,209	7,382

Prepaid expenses	1,278	1,029	653

Total current assets	84,793	102,916	95,688

Property, plant and equipment, at cost	42,346	41,457	41,207

Less-Accumulated depreciation	28,754	27,722	27,573

Total property, plant and equipment, net	13,592	13,735	13,634

Deferred income taxes	12,913	5,485	5,681

Other assets	9,299	7,901	8,597

Total assets	$120,597	$130,037	$123,600

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$6,081	$10,143	$5,906

Accrued payroll and related expenses	2,895	5,854	7,213

Other accrued expenses	3,768	7,085	4,826

Income taxes payable	1,248	6,228	3,227

Total current liabilities	13,992	29,310	21,172

Long-term debt	3,000	3,000	3,000

Other long-term liabilities	6,001	5,162	5,475

Deferred income taxes	7	7	7

Shareholders’ equity:

Paid-in-capital	28,934	22,834	22,893

Earnings reinvested in the business	73,366	73,226	77,454

Accumulated other comprehensive income	(1,080)	(960)	(708)

Unamortized portion of restricted stock	(130)	(174)	(152)

Common shares held in treasury, at cost	(3,493)	(2,368)	(5,541)

Total shareholders’ equity	97,597	92,558	93,946

Total liabilities and shareholders’ equity	$120,597	$130,037	$123,600

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001

Net sales	$22,046	$43,168	$42,470	$87,676

Cost of goods sold	9,818	16,826	18,999	33,360

Selling, general and administrative expenses	11,129	14,630	21,519	28,064

Product development expenses	3,433	4,082	7,009	7,965

Net financing income	(246)	(334)	(512)	(631)

(Loss) income before income taxes	(2,088)	7,964	(4,545)	18,918

Income (benefit) taxes	(779)	2,852	(1,602)	6,905

Net (loss) income	$(1,309)	$5,112	$(2,943)	$12,013

Basic (loss) earnings per share	$(0.08)	$0.32	$(0.19)	$0.77

Diluted (loss) earnings per share	$(0.08)	$0.31	$(0.19)	$0.72

Cash dividends per Common Share	$.0375	$.0375	$.075	$.065

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.052

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001

Cash flows from operating activities:

Net (loss) income	$(1,309)	$5,112	$(2,943)	$12,013

Expenses not requiring outlay of cash	980	685	1,935	1,638

Changes in working capital	(1,788)	(758)	(2,812)	1,064

Other operating activities	(632)	(159)	(536)	(79)

Net cash (used in) provided by operating activities	(2,749)	4,880	(4,356)	14,636

Cash flows from investing activities:

Payments for property, plant, and equipment	(789)	(1,536)	(1,758)	(2,314)

Purchase of investments	(38)	—	(6,073)	—

Sale of investments	245	—	245	—

Other investing activities-net	17	—	21	—

Net cash used in investing activities	(565)	(1,536)	(7,565)	(2,314)

Cash flows from financing activities:

Net decrease in short term debt	—	—	—	(222)

Cash dividends	(574)	(580)	(1,144)	(998)

Purchase of treasury stock	—	(1,639)	—	(1,639)

Proceeds from employee stock purchase plans	1,306	1,634	1,360	2,229

Other transactions-net	—	5	67	114

Net cash provided by (used in) financing activities	732	(580)	283	(516)

Effect of exchange rate changes on cash	(119)	(261)	(216)	34

(Decrease) increase in cash and cash equivalents	(2,701)	2,503	(11,854)	11,840

Cash and cash equivalents at beginning of period	20,938	30,745	30,091	21,408

Cash and cash equivalents at end of period	$18,237	$33,248	$18,237	$33,248

Supplemental disclosures of cash flow information
Cash (refunded) paid during the period for:

Income taxes	$(319)	$1,757	$(3)	$2,997

Interest	34	3	61	30

Disclosure of accounting policy

     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share data)

A.      Management Representation

The consolidated financial statements at March 31, 2002 and 2001 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.      Earnings per share denominator

The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,711,256 for the quarter ended March 31, 2002, and 15,812,575 and 16,599,484 for the quarter ended March 31, 2001, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 15,673,199 for the six months ended March 31, 2002, and 15,700,595 and 16,579,581, for the six months ended March 31, 2001, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

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

The company did not repurchase shares during the second quarter or the first half of fiscal 2002. The company did purchase 105,000 shares during the second quarter of fiscal 2001 at an average cost of $15.61 per share including commissions. At March 31, 2002, 164,394 Common Shares purchased under the company’s share repurchase programs remained in treasury at an average cost of $16.11 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at March 31, 2002 was 286,487.

D.      Accounting for Derivatives and Hedging Activities

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

On the date the derivative contract is entered into, the company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2002, all the company’s derivative instruments were designed as cash flow hedges.

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

E.      Comprehensive income

Comprehensive income for the three and six month periods ended March 31, 2002 and 2001 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001

Net (loss) income	$(1,309)	$5,112	$(2,943)	$12,013

Unrealized gains on value of derivative securities	36	226	127	14

Net unrealized investment losses	(64)	—	(172)	—

Foreign currency translation adjustments	(139)	(614)	(328)	(155)

Comprehensive (loss) income	$(1,476)	$4,724	$(3,316)	$11,872

F.      Segment and Geographic Information

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2002	2001	2002	2001

Net sales:
United States	$7,989	$17,600	$15,469	$38,625

Europe	8,231	14,938	16,476	27,122

Pacific Basin	5,132	8,694	8,723	16,791

Other	694	1,936	1,802	5,138

	$22,046	$43,168	$42,470	$87,676

	At March 31,
	2002	2001

Long-lived assets:

United States	$19,682	$18,684

Germany	2,770	2,554

Other	439	398

	$22,891	$21,636

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In Thousands of Dollars)

Critical Accounting Policies and Estimates

Management has identified the company’s “critical accounting policies”. These policies have the potential to have a more significant impact on the company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped. Upon shipment, the company also provides for estimated costs that may be incurred for product warranties and sales returns.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard, which approximates actual cost on a first-in, first-out basis. The company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. Such estimates are difficult to make under current economic conditions. If actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. If actual market conditions are more favorable than anticipated, the company’s cost of sales will be lower than expected in that period.

The company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. The quarterly provision for income taxes is based upon an estimate of pretax financial accounting income for the full year in each of the jurisdictions the company operates, and is impacted by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

The company reported a net loss for the second quarter of fiscal 2002 of $1,309, or $0.08 per share, versus net income of $5,112, or $0.31 per diluted share, in last year’s second quarter.

Net sales of $22,046 decreased 49 percent from $43,168 in the prior year’s second quarter. Geographically, domestic sales were down 55 percent, Europe was down 45 percent and the Pacific Basin region was down 41 percent. Sequentially, sales increased 8 percent from the first quarter; the first sequential increase since December 2000. Orders of $22,657 for the second quarter increased 13 percent from the first quarter resulting from higher orders from the company’s semiconductor and telecommunications industry customers. Orders from the optoelectronics industry were flat, while research and education customer orders decreased from a strong first quarter. When compared to the prior year’s second quarter, orders decreased 37 percent from $36,172 last year. Geographically, orders for the quarter were down 46 percent in the United States, 38 percent in Europe, and down only 2 percent in the Pacific Basin compared to the same period a year ago. Order backlog increased slightly during the quarter to $12,245 at March 31, 2002.

Cost of goods sold as a percentage of net sales increased to 44.5 percent from 39.0 percent in the prior year’s second quarter. More than three-fourths of the percentage increase was due to spreading fixed manufacturing costs over lower sales volumes, with the remaining portion due to a less favorable product mix and a stronger dollar. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $11,129 decreased 24 percent from $14,630 in last year’s second quarter, although increased as a percentage of net sales to 50.5 percent from 33.9 percent last year. The decrease in dollars was due to lower commissions and incentive programs as a result of lower sales, and lower discretionary spending resulting from the company’s cost cutting measures. Selling, general and administrative expenses increased $739, or 7 percent, sequentially from the first quarter due to additional costs associated with the start-up of the Japanese organization, higher commissions on higher sales and higher product promotional expenses.

Product development expenses were $3,433, or 15.6 percent of net sales, down $649, or 16 percent, from last year’s $4,082, or 9.5 percent of sales. The decrease was due to lower discretionary spending. Sequentially, product development decreased 4 percent from the first quarter.

The company generated net financing income during the second quarter of $246 versus $334 last year. Although cash and short-term investments were higher than year ago levels, lower interest rates caused financing income to decrease from the prior year.

The company recorded a tax benefit for the second quarter at a 37.3 percent rate. Last year’s second quarter tax rate was 35.8 percent.

Six Months Ended March 31, 2002 Compared with Six Months Ended March 31, 2001

The net loss for the first half of fiscal 2002 was $2,943, or $0.19 per share, compared to net income of $12,013, or $0.72 per diluted share, last year.

Net sales of $42,470 decreased 52 percent from $87,676 reported for the six month period last year. Sales declined in all major geographies with sales down 60 percent in the United States, 39 percent in Europe and 48 percent in the Pacific Basin region. Orders for the six month period were down 50 percent versus the prior year. Geographically, orders were down 58 percent in the United States, 44 percent in Europe, and down 46 percent in the Pacific Basin. For the first half of fiscal 2002, semiconductor orders comprised approximately 20 percent of the total, telecommunications orders accounted for about 15 percent, optoelectronics orders made up 5 percent, while research and education comprised approximately 25 percent of total orders.

Cost of goods sold as a percentage of net sales increased to 44.7 percent from 38.0 percent for the six month period last year. The majority of the percentage increase was due to spreading fixed manufacturing costs over lower sales volumes, with the remaining portion due to a less favorable product mix. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $21,519 decreased 23 percent from $28,064 in the same period last year, but increased as a percentage of net sales to 50.7 from 32.0. The decrease in dollars was due to lower commissions and incentive programs as a result of lower sales, and lower discretionary spending resulting from the company’s cost cutting measures. Additionally, the company opened a direct sales and support office in Japan on schedule on April 1, 2002. During the first six months of fiscal 2002, the company incurred approximately $900 of costs associated with the start-up of the Japanese organization.

Product development expenses for the first half of fiscal 2002 were $7,009, or 16.5 percent of net sales, down $956, or12 percent, from last year’s $7,965, or 9.1 percent of sales. The decrease was due to lower discretionary spending.

The Company generated net financing income during the first half of fiscal 2002 of $512 versus $631 in the prior year. Although cash and short-term investments were higher than year ago levels, lower interest rates caused financing income to decrease from the prior year.

The company recorded a tax benefit for the first half of fiscal 2002 at a 35.3 percent rate. Last year’s effective tax rate for the first half was 36.5 percent.

Liquidity and Capital Resources

Cash used in operations was $2,749 for the second quarter and $4,356 for the six months ended March 31, 2002. Additionally, the company used $6,073 to purchase short-term investments, $1,758 for capital expenditures, and $1,144 to pay dividends for the first half of fiscal 2002. The company received $1,306 and $1,360 for the second quarter and first half of fiscal 2002, respectively, as proceeds from employee stock purchase plans. The company did not repurchase any Common Shares during the first half of fiscal 2002. (See Note C.) At March 31, 2002, cash and cash equivalents totaled $18,237, a decrease of $2,701 during the quarter and $11,854 since September 30, 2001. Short-term investments totaled $26,666 at March 31, 2002, a decrease of $253 during the quarter, but an increase of $5,782 since September 30, 2001. Debt totaled $3,000 at March 31, 2002 and the debt-to-capital ratio was 3.0 percent.

The company expects to finance debt service, capital spending, and working capital requirements with cash and cash equivalents. At March 31, 2002, the company had available unused lines of credit with domestic and foreign banks aggregating $12,000, of which $5,000 were short term and $7,000 were long term.

During the normal course of operations, the company enters into both capital and operating lease commitments for certain office facilities and equipment. The future minimum payments under these lease commitments are not material to the consolidated results or financial position.

Outlook

The company is encouraged by the good news it is hearing with regard to the semiconductor industry, consumer electronics and flat panel displays. While management expects improvements in some segments of the electronics industry over the next year, they expect other segments to not improve in the near-term. The company’s sales are order dependent and based on what management is currently seeing, sales for the June 2002 quarter are estimated to range between $21,000 and $25,000, with a pretax loss as a percentage of net sales in the single-digit to low-teens range.

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

The company is subject to global economic and market conditions, including the current conditions affecting the results of the company’s customers in the semiconductor, telecommunications, optoelectronics and other markets. During the second quarter of fiscal year 2001, the company experienced a slowdown in orders, primarily from its semiconductor, telecommunications and optoelectronics customers. The company’s results have been and could continue to be adversely affected depending on the length and severity of the current downturn in these industries. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The company may experience a further decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the company is managing its cost structure to reduce spending where appropriate. A failure by the company to reduce expenses in a timely manner could adversely affect the company’s future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects the company’s customers would likely adversely affect the company.

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

The company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 64 percent of the company’s revenue during the first half of fiscal 2002. The company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

For over 40 years, the company has been distributing its products in Japan utilizing sales representatives. Beginning on April 1, 2002, the company began utilizing its own sales force. The company’s sales and earnings could be adversely affected due to a loss of sales during fiscal 2002 because of the transition, as well as the actual costs incurred to open and maintain the direct sales office. Additionally, the company’s results could be adversely affected if it is unable to develop an effective sales and support organization in Japan.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     See “Item 3 — Legal Proceedings” in the company’s annual report on Form 10-K for the fiscal year ended September 30, 2001, for a description of current legal proceedings. There have been no material changes with respect to these matters since that report was filed.

Item 4. Submission of Matters to a Vote of Security Holders.

     On February 16, 2002, the registrant conducted its Annual Meeting of Shareholders. The follow matters were brought before the shareholders for vote at this meeting:

PROPOSAL	FOR	WITHHELD

(a)    Election of Directors:

Joseph P. Keithley	32,087,680	1,304,997

Brian R. Bachman	33,255,615	137,062

James B. Griswold	33,069,005	323,672

William J. Hudson, Jr.	33,252,816	139,861

Dr. N. Mohan Reddy	33,092,776	299,901

R. Elton White	33,250,312	142,365

James T. Bartlett	9,325,638	2,582,019

Leon J. Hendrix, Jr.	11,766,411	141,246

PROPOSAL	FOR	AGAINST	ABSTAIN

(b) A proposal to approve the Keithley Instruments, Inc. 2002 Stock Incentive Plan	23,716,779	5,408,030	50,968

(c) A proposal to amend the Keithley Instruments, Inc. 1997 Directors’ Stock Option Plan to increase the number of shares subject to grant to 850,000	27,171,863	1,954,789	49,124

No other matters were brought before shareholders for a vote at the meeting.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.	The following exhibits are filed herewith:

Exhibit
Number	Exhibit

11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date:	May 7, 2002	/s/ Joseph P. Keithley

Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2002	/s/ Mark J. Plush

Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)