Form 10-Q
period 2002-06-30
KEITHLEY INSTRUMENTS INC
filed 2002-08-12
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

YES    X     NO

     As of July 31, 2002 the Registrant had outstanding 13,760,558 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)
(Unaudited)

	June 30,		September 30,
	2002	2001	2001

Assets
Current assets:
Cash and cash equivalents	$22,490	$42,717	$30,091
Short-term investments	29,053	—	20,884
Refundable income taxes	185	63	6,196
Accounts receivable and other, net	16,134	23,758	14,787
Inventories:
Raw materials	8,182	12,893	11,057
Work in process	2,238	3,123	2,236
Finished products	1,991	3,117	2,402

Total inventories	12,411	19,133	15,695
Deferred income taxes	8,607	17,145	7,382
Other current assets	957	788	653

Total current assets	89,837	103,604	95,688

Property, plant and equipment, at cost	42,826	41,885	41,207
Less-Accumulated depreciation	29,577	28,398	27,573

Total property, plant and equipment, net	13,249	13,487	13,634

Deferred income taxes	13,703	5,203	5,681
Other assets	9,367	7,878	8,597

Total assets	$126,156	$130,172	$123,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	5,995	$6,829	$5,906
Accrued payroll and related expenses	5,132	6,915	7,213
Other accrued expenses	5,091	6,577	4,826
Income taxes payable	4,261	6,893	3,227

Total current liabilities	20,479	27,214	21,172

Long-term debt	3,000	3,000	3,000
Other long-term liabilities	6,308	5,127	5,475
Deferred income taxes	7	7	7
Shareholders’ equity:
Paid-in-capital	28,336	22,808	22,893
Earnings reinvested in the business	71,902	76,736	77,454
Accumulated other comprehensive income	(510)	(1,075)	(708)
Unamortized portion of restricted stock	(119)	(163)	(152)
Common shares held in treasury, at cost	(3,247)	(3,482)	(5,541)

Total shareholders’ equity	96,362	94,824	93,946

Total liabilities and shareholders’ equity	$126,156	$130,172	$123,600

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net sales	$26,029	$36,275	$68,499	$123,951
Cost of goods sold	11,259	14,499	30,258	47,859
Selling, general and administrative expenses	11,407	12,465	32,926	40,529
Product development expenses	3,551	3,718	10,560	11,683
Severance charges	1,461	—	1,461	—
Net financing income	(253)	(257)	(765)	(888)

(Loss) income before income taxes	(1,396)	5,850	(5,941)	24,768
Income (benefit) taxes	(507)	1,764	(2,109)	8,669

Net (loss) income	$(889)	$4,086	$(3,832)	$16,099

Basic (loss) earnings per share	$(0.06)	$0.26	$(.24)	$1.02

Diluted (loss) earnings per share	$(0.06)	$0.25	$(.24)	$0.97

Cash dividends per Common Share	$0.0375	$0.0375	$0.1125	$0.1025

Cash dividends per Class B Common Share	$0.030	$0.030	$0.0900	$0.0820

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Cash flows from operating activities:
Net (loss) income	$(889)	$4,086	$(3,832)	$16,099
Expenses not requiring outlay of cash	723	997	2,658	2,635
Changes in working capital	6,711	6,745	3,899	7,809
Other operating activities	262	177	(274)	98

Net cash provided by operating activities	6,807	12,005	2,451	26,641

Cash flows from investing activities:
Payments for property, plant, and equipment	(330)	(670)	(2,088)	(2,984)
Purchase of investments	(4,056)	—	(10,129)	—
Sale of investments	1,855	—	2,100	—
Other investing activities-net	3	4	24	4

Net cash used in investing activities	(2,528)	(666)	(10,093)	(2,980)

Cash flows from financing activities:
Net decrease in short term debt	—	—	—	(222)
Cash dividends	(575)	(575)	(1,719)	(1,573)
Repurchase of treasury stock	—	(1,209)	—	(2,848)
Proceeds from employee stock purchase plans	85	38	1,445	2,267
Other transactions-net	—	(7)	67	107

Net cash provided by (used in) financing activities	(490)	(1,753)	(207)	(2,269)

Effect of exchange rate changes on cash	464	(117)	248	(83)

Increase (decrease) in cash and cash equivalents	4,253	9,469	(7,601)	21,309
Cash and cash equivalents at beginning of period	18,237	33,248	30,091	21,408

Cash and cash equivalents at end of period	$22,490	$42,717	$22,490	$42,717

Supplemental disclosures of cash flow information
Cash (refunded) paid during the period for:
Income taxes	$(5,590)	$1,625	$(5,593)	$4,622
Interest	35	18	96	48

Disclosure of accounting policy

For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Management Representation
The consolidated financial statements at June 30, 2002 and 2001 and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.	Earnings Per Share Denominator
The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,755,241 for the quarter ended June 30, 2002, and 15,784,010 and 16,448,472 for the quarter ended June 30, 2001, respectively. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 15,698,669 for the nine months ended June 30, 2002, and 15,723,915 and 16,531,781 for the nine months ended June 30, 2001, respectively. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.	Severance Charges
The company recorded a $1,461 pretax charge, or $0.06 per share after taxes, for severance at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs. At June 30, 2002, $1,461 was included in the consolidated balance sheet under the caption “Accrued payroll and related expenses” for these charges.

D.	Amendment to Credit Agreement
The company’s current credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($3,000 outstanding at June 30, 2002) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. Under the agreement, the company is required to comply with various financial ratios and covenants. At June 30, 2002, the company would have been in violation of two of these covenants: the Fixed Charge Coverage Ratio and the Leverage Ratio. The credit agreement was amended on August 1, 2002, effective as of June 30, 2002. Under the terms of the amended agreement, the Fixed Charge Coverage Ratio and the Leverage Ratio were suspended through March 31, 2003 and were replaced with two new covenants: Working Capital and EBIDA Plus Non-Recurring Expense. The company is in compliance with the amended credit agreement effective June 30, 2002. (The amended credit agreement is filed as exhibit 10(j) of this quarterly report on Form 10-Q.)

E.	Stock Repurchase Program
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

The company did not repurchase shares during the third quarter or the first nine months of fiscal 2002. The company did purchase 46,000 shares during the third quarter of fiscal 2001 at an average cost of $26.18 per share including commissions. For the first nine months of fiscal year 2001, the company purchased 151,000 Common Shares at an average cost of $18.86 per share including commissions. At June 30, 2002, 147,644 Common Shares purchased under the company’s share repurchase program remained in treasury at an average cost of $16.11 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at June 30, 2002 was 271,354.

F.	Accounting for Derivatives and Hedging Activities
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

On the date the derivative contract is entered into, the company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2002, the forward exchange forward contracts were designed as cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge at June 30, 2002, and $238 was recorded as a charge in the third quarter.

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

G.	Comprehensive Income
Comprehensive income for the three and nine months ended June 30, 2002 and 2001 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net (loss) income	$(889)	$4,086	$(3,832)	$16,099
Unrealized (loss) gain on value of derivative securities	(101)	—	25	14
Hedge ineffective on value of derivative securities	105	—	105	—
Net unrealized investment gains (losses)	123	—	(48)	—
Foreign currency translation adjustments	444	(116)	116	(271)

Comprehensive (loss) income	$(318)	$3,970	$(3,634)	$15,842

H.	Segment and Geographic Information
The company’s business is to develop test and measurement-based solutions to verify customers’ product performance or aid in their product development process. The company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties, and in some cases radio frequency or light. As such, the company’s management has determined that the company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Net sales:
United States	$11,176	$17,041	$26,645	$55,666
Europe	7,950	12,460	24,426	39,582
Pacific Basin	5,715	5,325	14,438	22,116
Other	1,188	1,449	2,990	6,587

	$26,029	$36,275	$68,499	$123,951

	At June 30,
	2002	2001

Long-lived assets:
United States	$18,968	$18,522
Germany	3,063	2,455
Other	585	388

	$22,616	$21,365

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

Revenue recognition:

The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped. Upon shipment, the company also provides for estimated costs that may be incurred for product warranties and sales returns.

Use of estimates:

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

Inventories:

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

Income taxes:

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

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

The company reported a net loss for the third quarter of fiscal 2002 of $889, or $0.06 per share. The net loss includes $0.06 per share for severance charges, which affected approximately 7 percent of the workforce. (See Note C.) Excluding the severance charges, the company was profitable with pretax earnings of $65. The company reported net income of $4,086, or $0.25 per share on a diluted basis, in the third quarter of fiscal 2001.

Net sales of $26,029 for the third quarter of fiscal 2002 decreased 28 percent from $36,275 last year. Sales decreased 34 percent in the United States and 36 percent in Europe, but increased 7 percent in the Pacific Basin region. Total export sales excluding Europe decreased 18 percent. Sequentially, sales increased 18 percent from the second quarter.

Orders of $30,883 for the third quarter increased 36 percent from the second quarter, and 11 percent from the prior year’s third quarter; the first year-over-year increase since December 2000. The increase is due primarily to higher orders for the company’s products serving the semiconductor industry, and includes a $5,000 order from a single semiconductor industry customer. When compared to the second quarter, orders from the semiconductor industry increased 149 percent, wireless industry orders increased 24 percent, optoelectronics industry orders were up 8 percent, while research and education customer orders decreased 5 percent. When compared to the prior year’s third quarter, geographic orders were up 18 percent in the United States, flat in Europe, and down 4 percent in the Pacific Basin. Order backlog increased 39 percent during the quarter to $16,971 million at June 30, 2002.

Cost of goods sold as a percentage of net sales increased to 43.3 percent from 40.0 percent in the prior year’s third quarter. The increase was due mainly to spreading fixed manufacturing costs over lower sales volumes, and a less favorable product mix. This was offset somewhat by a 4 percent weaker dollar. The Company’s hedging activities increased cost of good sold as a percentage of sales for the quarter by 0.5 percentage points versus a decrease of 0.3 percentage points in the prior year’s quarter.

Selling, general and administrative expenses decreased $1,058, or 8 percent, to $11,407 for the quarter, although increased as a percentage of net sales to 43.8 percent from 34.4 percent last year. The decrease in dollars was due to lower commissions and incentive programs as a result of lower sales, and lower discretionary spending due to the company’s cost cutting measures. Selling, general and administrative expenses increased $278, or 2 percent, sequentially from the second quarter due to a full quarter’s operating expenses in Japan, and a 4 percent weaker dollar.

Product development expenses were $3,551, or 13.6 percent of net sales, down $167, or 4 percent, from last year’s $3,718, or 10.2 percent of sales. The decrease was due to lower discretionary spending. Sequentially, product development increased 3 percent from the second quarter. The increase was due primarily to higher pilot production costs incurred during the third quarter because of the timing of new product introductions.

The company recorded a $1,461 pretax charge, or $0.06 per share after taxes, for severance at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs. (See Note C.)

The Company generated net financing income during the third quarter of $253 versus $257 in the prior year. The benefit of higher average cash and short-term investments levels was offset by lower interest rates.

The company recorded a tax benefit for the quarter at a 36.3 percent rate. Last year’s third quarter tax rate was 30.2 percent.

Nine Months Ended June 30, 2002 Compared with Nine Months Ended June 30, 2001

The net loss for the 2002 nine-month period was $3,832, or $0.24 per share, compared to net income of $16,099, or $0.97 per diluted share, last year.

Net sales of $68,499 decreased 45 percent from $123,951 reported for the nine-month period last year. Sales were down in all major geographies with the United States down 52 percent, Europe down 38 percent and the Pacific Basin region down 35 percent from the prior year.

Orders for the nine-month period were down 35 percent versus last year. Geographically, orders were down 37 percent in the United States, 35 percent in Europe, and 31 percent in the Pacific Basin region. For the first nine months of fiscal 2002, semiconductor orders comprised approximately 30 percent of the total, wireless orders accounted for about 15 percent, optoelectronics orders made up 5 percent, while research and education comprised approximately 20 percent of total orders.

Cost of goods sold as a percentage of net sales increased to 44.2 percent compared with 38.6 percent in the prior year’s nine-month period. The percentage increase was due to spreading fixed manufacturing costs over lower sales volumes, as well as to a less favorable product mix. The effect of foreign exchange hedging on cost of goods was immaterial in fiscal 2002 and 2001’s nine-month periods.

Selling, general and administrative expenses of $32,926 decreased 19 percent from $40,529 in the same period last year, but increased as a percentage of net sales to 48.1 percent from 32.7 percent. The decrease in dollars was due to lower commissions and incentive programs as a result of lower sales, and lower discretionary spending resulting from the company’s cost cutting measures. The company opened a direct sales and support office in Japan on April 1, 2002. During the first nine months of fiscal 2002, the company incurred approximately $1,700 of costs associated with the start-up of the Japanese organization.

Product development expenses for the first nine months of fiscal 2002 were $10,560, or 15.4 percent of net sales, down 10 percent from of $11,683, or 9.4 percent of net sales, in the prior year. The decrease was due to lower discretionary spending, as well as lower incentive programs due to lower sales.

The company recorded a $1,461 pretax charge, or $0.06 per share after taxes, for severance at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs. (See Note C.) At June 30, 2002, the company employees 649 people on a worldwide basis, including the 44 individuals above. The majority of the 44 people were terminated during the first half of July 2002.

The Company generated net financing income of $765 for the current year’s nine-month period versus $888 last year. Although cash and short-term investments were higher than year ago levels, lower interest rates caused net financing income to decrease from the prior year.

The company recorded a tax benefit for the first nine months of fiscal 2002 at a 35.5 effective tax rate. Last year’s effective tax rate for the nine-month period was 35.0 percent.

Liquidity and Capital Resources

Cash generated from operations was $6,807 for the third quarter and $2,451 for the nine months ended June 30, 2002, and included $5,545 and $6,060 in income tax refunds for the quarter and nine-month period, respectively. The company used $10,129 to purchase short-term investments, $2,088 for capital expenditures, and $1,719 to pay dividends for the first nine months of fiscal 2002. The company received $1,855 and $2,100 for the third quarter and first nine months of fiscal 2002, respectively, as proceeds from the sale of investments. Additionally, the company received $1,445 as proceeds from employee stock purchase plans during the first nine months of fiscal 2002. The company did not repurchase any Common Shares during the first nine months of fiscal 2002. (See Note E.) At June 30, 2002, cash and cash equivalents totaled $22,490, an increase of $4,253 during the quarter, but a decrease of $7,601 since

September 30, 2001. Short-term investments totaled $29,053 at June 30, 2002, an increase of $2,387 during the quarter and $8,169 since September 30, 2001. Debt totaled $3,000 at June 30, 2002 and the debt-to-capital ratio was 3.0 percent.

The company expects to finance capital spending, the stock repurchase program and working capital requirements with cash and cash equivalents on hand and cash provided by operations. At June 30, 2002, the company had available unused lines of credit with domestic and foreign banks aggregating $12,000, of which $5,000 were short term and $7,000 were long term.

Outlook

The company is beginning to implement a lean manufacturing initiative. The expected benefits anticipated from lean manufacturing include shorter lead times, lower inventory levels and higher inventory turns as the implementation progresses. The reduction in force in the manufacturing area was consistent with this initiative. (See Note C.)

Additionally, the company believes the reduction in force will allow it to maintain investments in areas that will generate future growth, and will partially offset cost increases that are expected to occur over the next 12 months. Some of the cost increases will be for areas that management believes will provide long-term benefit to the company’s customers and shareholders. For instance, the company plans to continue to build its Asian operations as management believes there is a great deal of opportunity for growth in that region. Other increases are in areas where management has less control, such as increases in medical, insurance and retirement costs. Management’s goal is to keep total costs relatively flat, except those costs which vary by sales volume or earnings, while continuing to invest in key strategic initiatives, so it is reallocating resources accordingly.

As of the date of this filing, the company confirms that it remains comfortable with the guidance it provided in its July 18, 2002 press release with regard to sales and pretax return on sales for the fourth quarter of fiscal 2002. The guidance was as follows: Based on current order activity and orders in backlog, the company expects net sales for the fourth quarter to range between $26,000 and $28,000. Given this level of sales, the company expects break-even results at the lower end of the sales range, and pretax earnings as a percentage of sales in the low single-digits at the higher end of the range.

Additionally, on July 22, 2002, the company began to repurchase shares under its stock repurchase program. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. (See Note E.)

Factors That May Affect Future Results

Statements included in the Liquidity and Capital Resources section and the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations with regard to financing capital spending, the stock repurchase program and working capital requirements, as well as expectations as to regard with lean manufacturing, future expense levels, and sales and pretax return on sales for the fourth quarter of fiscal 2002 constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below.

The company is subject to global economic and market conditions, including the current conditions affecting the results of the company’s customers in the semiconductor, wireless, optoelectronics and other markets. During the second quarter of fiscal year 2001, the company experienced a slowdown in orders, primarily from its semiconductor, wireless and optoelectronics customers. The company’s results have been and could continue to be adversely affected depending upon business conditions in these industries. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the company is managing its cost structure to reallocate resources to areas that it feels will provide the best long-term benefit to its customers and shareholders. A failure by the company to reallocate expenses in a timely manner could adversely affect the company’s future operating results. In addition, notwithstanding such measures, a continuing decline in the economy that adversely affects the company’s customers would likely adversely affect the company.

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

The company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 61 percent of the company’s revenue during the first nine months of fiscal 2002. The company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

The company is beginning to implement a lean manufacturing environment in its manufacturing facilities, which are located in Cleveland, Ohio. In conjunction with the lean manufacturing initiative, the company reduced its workforce by 44 people, primarily in manufacturing. The company’s results could be adversely affected if it is unable to meet customer delivery requirements during the implementation period. Additionally, the company expects to benefit from the lean manufacturing with shorter lead times, lower inventory levels and higher inventory turns. The company’s ability to effectively implement lean manufacturing will determine the extent, if any, to which these benefits are realized.

In March of 2001, the company was notified of the commencement of purported class action litigation alleging violations of federal securities laws by the company. The actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. While the company believes the litigation is without merit, the company’s defense of this litigation could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect the business, results of operations and financial condition.

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

The company currently utilizes an interest rate swap instrument originally entered into to mitigate the risk of interest rate changes related to long-term debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable rate debt; however, the interest rate swap instrument was determined to be an ineffective hedge at June 30, 2002, and $238 was recorded as a charge in the third quarter of fiscal 2002. The instrument expires September 19, 2005. In management’s opinion, a 10 percent adverse change in interest rates would not have a material effect on these instruments and therefore the company’s results of operations, financial position or cash flows.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

10(j)	First Amend to Credit Agreement, dated August 1, 2002
11	Statement Re Computation of Per Share Earnings

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date:	August 12, 2002	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2002	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)