Form 10-K
period 2002-09-30
KEITHLEY INSTRUMENTS INC
filed 2002-12-16
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2002	Commission file number 1-9965

KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

28775 Aurora Road, Solon, Ohio	44139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (440) 248-0400

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, Without Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 5, 2002, there were outstanding 13,243,209 Common Shares, without par value (net of shares held in treasury), and 2,150,502 Class B Common Shares, without par value. At that date, the aggregate market value of the Common Shares of the Registrant held by non-affiliates was $157,961,726 and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $240,590 for a total aggregate market value of all classes of Common Shares held by non-affiliates of $158,202,316. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on December 5, 2002, which was $12.26.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting to Shareholders to be held on February 15, 2003 (the “2003 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

PART I.

ITEM 1—BUSINESS.

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

The Company focuses its product and market development efforts toward production test applications in industries it believes to hold good long-term growth potential including the wireless, semiconductor and optoelectronics industries, flat panel displays, and other growth segments of the electronics industry.

Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company’s primary products are integrated systems used to source, measure, connect, control or communicate DC, radio frequency (RF) or optical signals. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2002, approximately 30 percent of the Company’s orders were received from the semiconductor industry. Approximately 20 percent came from the Company’s research and education customers. Approximately 15 percent came from the wireless customer group. Approximately 10 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in the automotive industry, computer and peripherals manufacturers, and manufacturers of components other than optoelectronic components. Less than 5 percent came from the optoelectronics customer group, with the remainder coming from customers in a variety of other industries. Although the Company’s products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, the Company considers its business to be in a single industry segment.

Business Strategy
The Company’s strategy for sales growth consists of several key points. First, the Company has focused its efforts on identifying specific targeted industries mentioned above, which are driving global communications. Management believes that these industries will grow over the long term, providing growth for the Company.

Next, the Company is expanding its measurement capabilities to include RF and optical measurements along with its existing expertise in DC electrical measurements. This will allow it to make market share gains by increasing the numbers of applications it serves within its targeted industries. The Company works closely with its customers in an effort to anticipate their current and future measurement needs. A thorough understanding of their applications, coupled with the Company’s precision measurement technology, enables Keithley to add value to its customers’ processes, improving the quality, throughput and yield of their products, as well as determine which test applications the Company will choose to serve. The Company also can grow sales by adding new customers to its existing customer base utilizing its applications expertise. In addition to its production test customers, the Company also recognizes the importance of traditional research customers. Whether these customers are doing basic or applied research in a university or an industrial laboratory, they give the Company a first-hand look at new industry trends and technologies, as well as establish long-lasting relationships.

In addition to the industries mentioned above, the Company also serves other industries where it can leverage its applications expertise and product platforms. Keithley technology is deployed in hundreds of applications where the most accurate and precise measurements are required, known as “high-reliability” measurements, in such fields as high-performance production test, military/aerospace, medical electronics and automotive electronics. By concentrating on interrelated industries and product technologies, the Company is able to gain unusual insight into measurement problems experienced by one set of customers that can be solved for others. The Company’s applications knowledge and technology solutions in one area build credibility as it expands to related fields, often using the same measurement platforms that are proven among a variety of customers. The Company also focuses resources on new, emerging technologies that it believes may provide long-term growth, such as organic light emitting devices (OLEDs), nanotechnology and fuel cells.

Finally, the Company believes it can grow market share by improving response times and providing first-hand applications knowledge to its customers throughout the world utilizing a direct sales force instead of independent sales representatives. The Company has been using its own employees to work with its customers throughout most of Asia and Europe for several years. In April 2002, it began serving its Japanese customers with a direct sales force and now has offices in Tokyo, Osaka and Tsukuba. Additionally, in September 2002, the Company announced that effective January 1, 2003, it would replace a system of independent sales representatives with its own direct sales force throughout the United States. The move allows Keithley to build a sales network of focused, highly trained sales engineers who will specialize in measurement expertise and problem-solving for customers, enhancing its ability to build important customer relationships.

Product Offerings
The Company has approximately 500 products used to source, measure, connect, control or communicate DC, radio frequency (RF) or optical signals. Product offerings include integrated systems solutions, along with instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $250,000 to $400,000 depending upon the configuration specified by the customer. The Company’s semiconductor characterization system ranges in price from $30,000 to $75,000 depending upon the configuration and options. Bench top instruments generally range in price from $1,000 to $10,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. Switch systems generally range in price from $20,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and machine builders and system integrators in production test. Selling prices generally range from $200 to $4,000.

New Products During Fiscal Year 2002
New products may be developed for a specific industry application or for general purposes to serve a larger customer constituency. New products introduced during fiscal 2002 included the following:

The Company continued to expand its product offering for research and education customers with the addition of the Model 6485 picoammeter. This instrument can also serve applications for the Company’s optoelectronics customers, as well as OEMs (original equipment manufacturers) and system integrators. The Model 6485 picoammeter has been recognized by Research & Development Magazine as one of the 100 most technologically significant products of the year, marking the 18th R&D 100 Award the Company has received. The Model 6485 was also recognized by the Northeast Ohio Technology Coalition with a 2002 NorTech Innovation Award. This is the fifth time in six years that Keithley has been honored with a NorTech award.

The Company also expanded its offerings for the semiconductor industry with its Model S630DC/RF Automated Parametric Test (APT) System for integrated DC and RF wafer measurements. The Model S630DC/RF APT System is a single-insertion DC/RF parametric test solution for probing communications and high speed digital devices at the wafer level. When used with a suitable test structure layout, the system can execute independent DC and RF tests in parallel on separate probes, greatly reducing the time and cost of testing on today’s advanced devices. The S630DC/RF system is an example of how the Company leverages capabilities gained in one industry and applies them to another.

The Company continued to add to its product offering for optoelectronics customers with the introduction of several new products. The Model 2502 Fiber Alignment Photodiode Meter combines the steps of laser diode fiber alignment and light-current-voltage (LIV) characterization, both of which are crucial to the manufacturing of laser diode modules (LDMs). When fiber alignment is coupled with LIV measurements, manufacturers can perform both operations on the same test stand, eliminating a production bottleneck and greatly improving the throughput of this manufacturing phase. The Company also introduced the Model 2520INT Integrated Sphere for Pulsed Measurements. Together, the Model 2520INT and Keithley’s Model 2520 Integrated Sphere for Pulsed Measurements, introduced in 2001, can be used for production testing of EDFA pump lasers, Raman amplifiers, telecommunication laser diodes, and high power telecommunication vertical cavity surface emitting lasers (VCSELs). The Company also introduced new 1x16 optical switches, an expansion of its Model 7090 Optical Switching Card line introduced in 2001. The 1x16 switches allow the Company’s Models 7001 and 7002 switch mainframes to control more optical signals in a single instrument than ever before. True optical switching on the Model 7090 cards allows manufacturers of laser diodes and fiberoptic communication devices to automate test applications more effectively.

The Company also introduced the Model 2701 Ethernet-Based DMM/Data Acquisition System, its first instrument with a built-in Ethernet port for communicating with computers. Although this is the standard for network connectivity in today’s workplace, test and measurement equipment on the market today utilizes IEEE-488 communications, which requires installing specialized cards inside computers, special cabling and proprietary software drivers. By making instruments Ethernet compatible, the Company’s customers will be able to take advantage of the ease of use, speed, and popularity of this interface. Ethernet connectivity enables customers to control the instrument from anywhere on their network, and is especially appropriate for applications that require remote, distributed, or long-distance measurements such as burn-in, lab monitoring, and production test.

The Company also introduced several new multiplexer modules for use with its Integra Series Data Acquisition products introduced in 2000 and 2001. The new Model 7710 Solid-State Multiplexer Module is a 20-channel, differential multiplexer with automatic cold junction compensation (CJC) capability for temperature measurement with thermocouples. The Models 7711 and 7712 RF switch modules give manufacturers of telecommunications devices and related products economical, wideband signal routing solutions that complement the already powerful DC/low frequency switching and measurement capabilities of the Integra Series mainframes. When used with either mainframe, the Model 7712 is the only solution of this type that offers RF switching to 3.5GHz for applications like 3G telecom, wireless LAN, and Bluetooth module testing. The companion Model 7711 provides low cost, general purpose RF switching to 2GHz.

Geographic Markets and Distribution
During fiscal 2002, all of the Company’s products were manufactured in Ohio and were sold throughout the world in over 70 countries. The Company’s principal markets are the United States, Europe and the Pacific Basin.

In the United States, the Company’s products are sold by the Company’s sales personnel, independent sales representatives and through direct marketing and catalog mailings. The Company announced that in January 2003, it will replace independent sales representatives used in the United States with its own direct sales force. Outside the U.S., the Company markets its products directly in countries in which it has sales offices and through distributors in other countries. The Company’s subsidiaries have sales and service offices located in Great Britain, Germany, France, the Netherlands, Italy and Japan. The Company also has sales offices in Belgium, Finland, Sweden, China, Korea, Taiwan and India. Sales in markets outside the above named locations are made through independent sales representatives and distributors.

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

Seasonal Trends and Working Capital Requirements
Although the Company is not subject to significant seasonal trends, portions of its business are cyclical, particularly those areas tied to the global communications and broadband sectors. The current cyclical downturn in the electronics industry has adversely affected the Company’s business. The Company does not have any unusual working capital requirements.

Customers
The Company’s customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2002, no one customer accounted for more than 10% of the Company’s sales. Management believes that the loss of any one of its customers would not materially affect the sales or net income of the Company.

Backlog
The Company’s backlog of unfilled orders amounted to approximately $14,777,000 as of September 30, 2002 and approximately $12,176,000 as of September 30, 2001. It is expected that substantially all of the orders included in the 2002 backlog will be delivered during fiscal 2003. The Company’s past experience indicates that a portion of orders included in backlog may be canceled; however, management does not believe that cancellations will materially affect the future sales or net income of the Company.

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

Research and Development
The Company’s engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in the Company’s product line. The Company does not perform basic research, but on an ongoing basis utilizes new component and software technologies in the development of its products. The highly technical nature of the Company’s products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $13,987,000 in 2002, $14,667,000 in 2001 and $12,387,000 in 2000, or approximately 14%, 10% and 8% of net sales, respectively, for each of the last three fiscal years.

Government Regulations
The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations. The Company has not experienced, nor does it anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees
As of September 30, 2002, the Company employed approximately 612 persons, 165 of whom were located outside the United States. None of the Company’s employees are covered under the terms of a collective bargaining agreement and the Company believes that relations with its employees are good.

Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in a separate section at the end of this Annual Report.

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

ITEM 2—PROPERTIES.
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

ITEM 3—LEGAL PROCEEDINGS.
On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against Keithley Instruments, Inc. and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs were seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley had been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. On July 23, 2001, the actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. On August 29, 2001, plaintiffs filed an Amended Complaint that included additional factual allegations and also named Gabriel Rosica, an officer of the Company, as a defendant. On December 5, 2001, pursuant to an agreed order, Mr. Rosica was dismissed from the case. On September 30, 2002, the Court dismissed the case with prejudice. The plaintiffs had 30 days from September 30, 2002 to appeal the ruling, and the ruling was not appealed.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
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

Executive Officer	Age	Recent Business Experience
Joseph P. Keithley	53	Chairman of the Board of Directors since 1991, Chief Executive Officer since November 1993 and President since May 1994.

Philip R. Etsler	52	Vice President Human Resources of the Company since 1990.

John A. Pesec	42
Vice President Worldwide Sales and Support of the Company since September 2002. Previously, Managing Director Worldwide Sales from April 2001 to September 2002, Director of Sales from March 1999 to April 2001, Director Semiconductor Sales from January 1998 to March 1999, and Director of Pacific Basin Operations from February 1995 to January 1998.

Mark J. Plush	53	Vice President and Chief Financial Officer of the Company since October 1998. Previously, Controller since 1982 and an Officer of the Company since 1989.

Gabriel A. Rosica	62	Executive Vice President since April 2001. Previously Senior Vice President and General Manager of Semiconductor from 1996 to 2001.

PART II.

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Company’s Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

Fiscal 2002	High	Low	Cash Dividends Per Common Share	Cash Dividends Per Class B Common Share

First Quarter	$19.51	$13.55	$.0375	$.0300
Second Quarter	25.40	17.00	.0375	.0300
Third Quarter	23.10	13.70	.0375	.0300
Fourth Quarter	16.85	11.56	.0375	.0300

Fiscal 2001

First Quarter	$83.50	$30.00	$.0275	$.0220
Second Quarter	69.60	14.00	.0375	.0300
Third Quarter	32.39	12.21	.0375	.0300
Fourth Quarter	22.75	11.95	.0375	.0300

The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 6, 2002 was 2,583 and 4, respectively.

ITEM 6—SELECTED FINANCIAL DATA.

The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in a separate section at the end of this Annual Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

For the years ended September 30,	(In thousands of dollars except for per share data)
	2002	2001	2000	1999	1998

Operating Results:

Net sales	$96,922	149,692	150,561	100,938	117,776
(Loss) income before income taxes	$(5,046)	26,199	32,471	16,717	8,189
Net (loss) income	$(3,080)	17,392	21,045	13,708	5,004
Basic (loss) earnings per share	$(0.20)	1.11	1.43	0.92	0.32
Diluted (loss) earnings per share	$(0.20)	1.05	1.30	0.90	0.31

Common Stock Information:

Cash dividends per Common Share	$0.150	0.140	0.103	0.070	0.063
Cash dividends per Class B Common Share	$0.120	0.112	0.082	0.056	0.050
Weighted average number of shares
outstanding-diluted (in thousands)	15,687	16,583	16,168	15,315	16,131

At fiscal year-end:

Dividend payout ratio	n/m	13.3%	7.9%	7.8%	20.2%
Price/earnings ratio	n/m	13.7	53.8	7.9	8.2
Shareholders’ equity per share	$5.81	5.90	4.77	3.08	2.46
Closing market price	$12.15	14.35	70.00	7.09	2.53

Balance Sheet Data:

Total assets	$120,371	123,600	112,338	74,751	71,017
Current ratio	3.9	4.5	3.0	2.0	1.9
Total debt	$539	3,000	3,225	3,000	6,099
Total debt-to-capital	0.6%	3.1%	4.1%	6.4%	13.6%
Shareholders’ equity	$92,448	93,946	75,773	43,781	38,742

Other Data:

Return on average shareholders’ equity	-3.3%	20.5%	35.2%	33.2%	14.0%
Return on average total assets	-2.5%	14.7%	22.5%	18.8%	6.7%
Return on net sales	-3.2%	11.6%	14.0%	13.6%	4.2%
Number of employees	612	640	626	526	564
Sales per employee	$154.8	236.5	261.4	185.2	187.4

Cash flow:

Noncash charges to income	$421	4,712	4,757	3,581	4,709
Net cash provided by operating activities	$7,815	38,273	10,549	9,659	13,033

Ten-year compound annual growth rate:

Net sales	0.2%	4.2%	4.1%	1.3%	5.0%
Net income	n/m	15.2%	20.1%	12.7%	-0.8%

n/m—These ratios are not meaningful due to the reported net loss in 2002.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a significant impact on the Company’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.

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

Stock compensation plans:
The Company has two active stock option plans and one inactive plan. The two active stock option plans are the 2002 Stock Incentive Plan and the 1997 Directors’ Stock Option Plan. The Company also has an employee stock purchase plan. The Company has chosen the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), and as such, no compensation cost has been recognized in the Company’s consolidated financial statements for the stock option plans or the stock purchase plan. For footnote disclosure, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant inputs into the valuation model and actual results could differ materially from these estimates. Currently, management expects to continue to follow the disclosure provisions of FAS 123 and not record compensation expense related to these stock compensation plans.

Results of Operations (In Thousands of Dollars Except for Per-Share Data)
The following discussion should be read in conjunction with the Financial Statements and related Notes included in a separate section at the end of this Annual Report.

Percent of net sales for the years ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Net sales	100.0	100.0	100.0
Cost of goods sold	43.8	39.9	38.9
Selling, general and administrative expenses	46.5	33.6	32.2
Product development expenses	14.4	9.8	8.2
Severance charges	1.5	—	—
Gain on sale of business	—	—	(0.6)
Net financing income	(1.0)	(0.8)	(0.3)

(Loss) income before income taxes	(5.2)	17.5	21.6
Income (benefit) taxes	(2.0)	5.9	7.6

Net (loss) income	(3.2)	11.6	14.0

The net loss for 2002 was $3,080, or $.20 per share. Excluding the severance charges recorded in the third quarter, the net loss was $2,138, or $.14 per share. Net income was $17,392, or $1.05 per share on a diluted basis, in 2001. Excluding gains on sales of businesses in 2000, comparable net income was $20,448, or $1.26 per share, in 2000. Net income as reported for fiscal 2000 was a record $21,045, or $1.30 per share on a diluted basis.

Net sales were $96,922 in 2002 compared with $149,692 in 2001 and a record $150,561 in 2000. Net sales decreased 35 percent in 2002 from 2001, and less than one percent in 2001 from 2000. The decrease in 2002 would have been approximately 1 percent greater excluding the effect of a 7 percent weaker U.S. dollar versus foreign currencies. Excluding the effect of an 8 percent stronger U.S. dollar in 2001, sales would have increased one percent from 2000. The Company experienced strong double-digit growth in fiscal 2000 and into the first half of fiscal 2001, as the electronics industry and the targeted industries the Company serves, in particular, the semiconductor, wireless communications and optoelectronics industries, were growing. However, the downturn in the electronics industry took its toll on results for the remainder of the fiscal 2001 and fiscal 2002. Geographically, sales were down 42 percent in the United States, 32 percent in Europe, and 24 percent in the Pacific Basin region in 2002 from 2001. In 2001, sales were down 11 percent in the United States, up 27 percent in the Pacific Basin region and essentially flat in Europe from 2000.

Cost of goods sold was $42,441, $59,699 and $58,625 in 2002, 2001 and 2000, respectively. As a percentage of net sales, it was 43.8, 39.9 and 38.9 in 2002, 2001 and 2000, respectively. Cost of goods sold in 2002 was negatively impacted by product mix, as well as spreading fixed costs over lower manufacturing volumes. This was partially offset by a 7 percent weaker dollar. The increase in cost of goods sold from 2000 to 2001 was due to spreading fixed costs over lower manufacturing volumes during the second half of the fiscal 2001. Additionally, the U.S. dollar strengthened 8 percent in 2001. Foreign exchange hedging had a minimal effect on cost of goods sold in 2002, 2001 and 2000.

Selling, general and administrative expenses of $45,056 decreased 11 percent in 2002 from $50,384 in 2001, and increased 4 percent in 2001 from $48,476 in 2000. Selling, general and administrative expenses as a percentage of net sales were 46.5%, 33.6% and 32.2%, in 2002, 2001 and 2000, respectively. The decrease in dollars in 2002 was due primarily to lower discretionary spending, lower commissions on lower sales, and lower incentive compensation costs, offset partially by higher costs to open sales and support offices in the Pacific Basin. The increase in 2001 was due primarily to higher personnel costs because of an increase in headcount in sales and marketing, and an increase in marketing communications programs, partially offset by lower incentive compensation costs.

Product development expenses of $13,987 decreased 5 percent from $14,667 in 2001, and increased 18 percent in 2001 from $12,387 in 2000. Product development expenses as a percentage of net sales were 14.4%, 9.8% and 8.2%, in 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 is the result of lower incentive compensation costs due to the net loss recorded in 2002, as well as lower discretionary spending. The increase in 2001 from 2000 is due to higher personnel costs resulting from the Company’s efforts to increase development resources to take advantage of opportunities that existed in its targeted markets, particularly the optoelectronics industry. During 2001 and 2000, the Company introduced approximately twenty products designed specifically for its targeted industries of semiconductor, wireless communications and optoelectronics, as well as those designed for multi-industries.

At June 30, 2002, the Company recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance relating to a reduction in force of 44 individuals, or approximately 7 percent of the worldwide work force, the majority of which were in manufacturing. The charges include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs. At September 30, 2002, $237 was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets. (See Note J.)

During fiscal 2000, the Company recorded adjustments to a previously recorded gain on the sale of its Quantox product line to  KLA-Tencor Corporation. At the time of the sale of this business, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in 2000 represent the settlement of certain of these issues. (See Note B.)

The Company generated net financing income of $977 in 2002, $1,257 in 2001 and $445 in 2000. Despite higher average cash and short-term investments balances in 2002, lower interest rates caused net financing income to decrease from 2001. The increase in 2001 from 2000 was due to higher average cash and short-term investment balances in 2001 over 2000.

The Company recorded a tax benefit for 2002 at a 39.0 percent effective rate. The benefit was higher than the statutory tax rate due to foreign tax credit carryforwards. The effective tax rate for 2001 was 33.6 percent and 35.2 percent for fiscal 2000. The rates are lower than the statutory tax rate for federal, state and local taxes due to foreign sales corporation benefits.

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

Liquidity and Capital Resources
Net cash provided by operating activities was $7,815 for fiscal 2002. Cash was used to purchase $6,971 of short-term investments (net of $6,249 generated from the sale of investments), $3,412 of property, plant and equipment, 195,500 shares of the Company’s common stock through its stock repurchase program for $2,828, pay off $3,000 of long-term debt, and pay $2,287 in dividends. Total cash of $21,707 at September 30, 2002 decreased $8,384 from September 30, 2001, while short-term investments of $28,171 increased $7,287 from last year end. Total debt of $539 at September 30, 2002 decreased from $3,000 at September 30, 2001, and the debt-to-capital ratio at year end was 0.6 percent versus 3.1 percent at the end of fiscal 2001.

The Company’s credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($0 outstanding at September 30, 2002) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of between .20% and ..25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $7,054 ($539 outstanding at September 30, 2002).

At September 30, 2002, the Company had total unused lines of credit with domestic and foreign banks aggregating $16,515, including short-term and long-term lines of credit of $6,515 and $10,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The credit agreement was amended on August 1, 2002, effective as of June 30, 2002. Under the terms of the amended agreement, the Fixed Charge Coverage Ratio and the Leverage Ratio were suspended through March 31, 2003 and were replaced with two new covenants: Working Capital and EBIDA Plus Non-Recurring Expense. The Company was in compliance with all such debt covenants as amended during each of the three years ended and at September 30, 2002.

During 2003, the Company expects to finance capital spending, working capital requirements and the stock repurchase program with cash on hand and cash provided by operations. Capital expenditures in fiscal 2003 are expected to approximate $5,000 with approximately $1,500 to be spent on new CRM (customer relationship management) and ERP (enterprise resource planning) systems.

Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2002.

Contractual Obligations	Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term Debt	$539	$ 539	$ —	$—	$—

Operating Leases	4,468	1,496	1,901	588	483

Total Contractual Obligations	$5,007	$2,035	$1,901	$588	$483

Business Initiatives
In November 2001, the Company announced that effective April 1, 2002 it would begin selling its products in Japan direct using its own employees, rather than through distributors. The move was designed to increase the Company’s sales and brand recognition in this key Asian market. The Company opened its first sales and support office in Tokyo on April 1, 2002 and has subsequently opened offices in Osaka and Tsukuba, an area with a concentration of research and education facilities. Although the Company’s worldwide headcount decreased to 612 at September 30, 2002 from 640 at September 30, 2001, the Company added 29 sales and support employees in Asia.

In October 2002, the Company announced that it would begin to deploy a direct sales force using its own employees in the United States, rather than sell through sales representatives. The Company believes that having its own direct sales force, with application experts who focus 100 percent of their time on its product solutions, enhances its ability to build long-term, collaborative relationships with its customers.

During 2002, the Company began to implement a lean manufacturing initiative in an effort to shorten product lead times, lower inventory levels and increase inventory turns. The Company believes the lean manufacturing initiative is proceeding on schedule.

The Company has continued to make investments in new products during 2002 and will continue to make investments throughout 2003. Several major new products were introduced during fiscal 2002 and in the first quarter of fiscal 2003. In May 2002, the Company introduced its first instrument in a new line of Keithley test equipment with a built-in Ethernet port. In November 2002 (fiscal 2003), the Company introduced two other major new products; the Model 2800 RF Power Analyzer that expands the Company’s solutions for wireless customers making RF (radio frequency) measurements, and the Model 4500-MTS Modular Test System, which provides its optoelectronic customers with a next generation testing platform for the new component technologies under development today.

Throughout 2003 and 2004, the Company will be implementing new CRM and ERP systems. Management believes the new systems will allow the Company to improve its business processes and work with its customers in a more efficient and effective manner.

Factors That May Affect Future Results
Statements included in the Liquidity and Capital Resources and Business Initiatives sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “could,” “expects,” “may,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below. Except as otherwise required by applicable securities laws, we disclaim any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company’s customers in the semiconductor, wireless, optoelectronics and other markets in the electronics industry. During the second quarter of fiscal year 2001, the Company experienced a slowdown in orders, primarily from its semiconductor, wireless and optoelectronics customers. The Company’s results have been and could continue to be adversely affected, depending upon business conditions in these industries. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the Company is managing its cost structure to reallocate resources to areas that it feels will provide the best long-term benefit to its customers and shareholders. A failure by the Company to reallocate expenses in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company.

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

The Company’s products contain large volumes of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. Although the Company does not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, the Company’s inventory is subject to risks of changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on the Company’s results of operations.

The Company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 60 percent of the Company’s revenue during fiscal 2002. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, changes in a country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

For over 40 years, the Company has been distributing its products in Japan utilizing sales representatives. Beginning on April 1, 2002, the Company began utilizing its own sales force. The Company’s results could be adversely affected if it is unable to develop an effective sales and support organization in Japan. Additionally, the Company’s earnings could be adversely affected due to higher than anticipated costs to maintain the direct sales offices.

The Company began to implement a lean manufacturing initiative in its manufacturing facilities, which are located in Cleveland, Ohio. The Company’s results could be adversely affected if it is unable to meet customer delivery requirements during the implementation period. Additionally, the Company expects to benefit from the lean manufacturing with shorter lead times, lower inventory levels and higher inventory turns. The Company’s ability to effectively implement lean manufacturing will determine the extent, if any, to which these benefits are realized.

The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company’s overall tax liability. The Company’s estimated tax rate for fiscal 2003 could change from what is currently anticipated due to changes in tax laws of various countries or changes in the Company’s overall tax planning strategy.

In October 2002, the Company announced that effective January 1, 2003 it would begin to use its own employees, rather than sales representatives, to sell its products in the United States. The Company’s results could be adversely affected if it is unable to hire and train an effective sales organization in the United States. Additionally, this move will raise the Company’s fixed costs. During times of depressed sales, results will be adversely affected.

Through fiscal 2003 and 2004, the Company will be implementing CRM and ERP systems. The Company’s results could be adversely affected if it is unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

The Company has several stock-based compensation plans for employees and non-employee Directors. The Company currently adheres to the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the Company’s financial statements for the stock option plans and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the FASB. If the fair value based method of accounting for stock options established under SFAS No. 123 were adopted effective October 1, 2001, for the options granted during 2002, the Company estimates it would have recognized additional compensation expense of approximately $604 for the year ended September 30, 2002. If the Company were to adopt the accounting provision of SFAS No. 123, the adoption would be prospective. Accordingly, the Company would expect stock option expense to increase in the future if additional stock options were issued.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of risks, including foreign currency fluctuations, interest rate fluctuations and changes in the market value of its short-term investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and interest rates.

The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. The Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Generally, these contracts have maturities of three months or less. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In the management’s opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore the Company’s results of operations, financial position or cash flows.

The Company also has an interest rate swap instrument originally entered into to mitigate the risk of interest rate changes related to long-term debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable rate debt; however, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in the fair market value of the interest rate swap are recorded in the Company’s records as income or expense. For fiscal year 2002, $346 was charged to expense. The instrument expires September 19, 2005. In management’s opinion, a 10 percent adverse change in interest rates would not have a material effect on this instrument and therefore the Company’s results of operations, financial position or cash flows.

The Company maintains a short-term investment portfolio consisting of U.S. government backed notes and bonds, corporate notes and bonds’ and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, a 10 percent increase in interest rates would not have a material impact on the Company’s results of operations, financial position or cash flows.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item 8 is included in a separate section at the end of this Annual Report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See the table listing the nominees for directors under the caption “Item One: Election of Directors” in the Company’s Proxy Statement to be used in conjunction with the February 15, 2003 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which table is incorporated herein by this reference. The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” of this Annual Report and incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION.

See the caption “Executive Compensation and Benefits” in the Company’s Proxy Statement to be used in conjunction with the February 15, 2003 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the February 15, 2003 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,936,189	$17.70	3,285,666(1)

Equity compensation plans not approved by security holders	—	—	—

Total	2,936,189	$17.70	3,285,666(1)

(1)	Includes 458,916 shares available for issuance under the 1993 Employee Stock Purchase and Dividend Reinvestment Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2002, and is expected to render services in such capacity to the Company in the future.

ITEM 14—CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this Annual Report, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements of the Company
See Index to Consolidated Financial Statements at page F-1 of this Annual Report and the Financial Statements and Notes thereto, which are included at Pages F-2 to F-19 of this Annual Report.

(a)(2) Financial Statement Schedules
The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company described in Item 15(a)(1):

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or not applicable, or because the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number       Description

3(a)	Code of Regulations, as amended on February 9, 1985.
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

10(a)*
Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*
Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)*
Employment Agreement, as amended, with Joseph P. Keithley. (Reference is made to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)*
Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(e)*
1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)*
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

10(h)*
1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)*
1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(j)
First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(k)*
Keithley Instruments, Inc. 2002 Stock Incentive Plan (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

11	Statement Re Computation of Per Share Earnings.
21	Subsidiaries of the Company.
23	Consent of Experts.

* Management contract or compensatory plan or arrangement.

Item 15(b) Reports on Form 8-K.

On August 12, 2002, the Company filed a Form 8-K under Item 9—Regulation FD Disclosure wherein Joseph P. Keithley, Chief Executive Officer, and Mark J. Plush, Chief Financial Officer, of Keithley Instruments, Inc. made certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Item 15(c) Exhibits.

See “Index to Exhibits” at Item 15(a)(3) above.

Item 15(d) Financial Statement Schedules.

Schedules required to be filed in response to this portion of Item 14 are listed above in Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keithley Instruments, Inc.
(Registrant)

By:	/s/ Joseph P. Keithley
Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/11/02

/s/ Brian R. Bachman Brian R. Bachman	Director	12/11/02

/s/ James T. Bartlett James T. Bartlett	Director	12/11/02

/s/ James B. Griswold James B. Griswold	Director	12/11/02

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/11/02

/s/ William J. Hudson, Jr. William J. Hudson, Jr.	Director	12/11/02

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/11/02

/s/ R. Elton White R. Elton White	Director	12/11/02

I, Joseph P. Keithley, certify that:

1.	I have reviewed this annual report on Form 10-K of Keithley Instruments, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 11, 2002	/s/ Joseph P. Keithley
Chairman of the Board of Directors, President and Chief Executive Officer

I, Mark J. Plush, certify that:

1.	I have reviewed this annual report on Form 10-K of Keithley Instruments, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	/s/ MARK J. PLUSH
Vice President and Chief Financial Officer

Keithley Instruments, Inc.

F1

Report of Independent Accountants

To the Board of Directors and Shareholders of Keithley Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
November 1, 2002

F2

Consolidated Statements of Operations
For the years ended September 30, 2002, 2001 and 2000 (In Thousands of Dollars Except for Per-Share Data)

	2002	2001	2000

Net sales	$96,922	$149,692	$150,561
Cost of goods sold	42,441	59,699	58,625
Selling, general and administrative expenses	45,056	50,384	48,476
Product development expenses	13,987	14,667	12,387
Severance charges	1,461	—	—
Gain on sale of businesses	—	—	(953)
Net financing income	(977)	(1,257)	(445)

(Loss) Income before income taxes	(5,046)	26,199	32,471
Income (benefit) taxes	(1,966)	8,807	11,426

Net (loss) income	$(3,080)	$17,392	$21,045

Basic (loss) earnings per share	$(0.20)	$1.11	$1.43

Diluted (loss) earnings per share	$(0.20)	$1.05	$1.30

The accompanying notes are an integral part of the financial statements.

F3

Consolidated Balance Sheets
As of September 30, 2002 and 2001 (In Thousands of Dollars Except for Per-Share Data)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$21,707	$30,091
Short-term investments	28,171	20,884
Refundable income taxes	954	6,196
Accounts receivable and other, net of allowances of $612 and $858 as of September 30, 2002 and 2001, respectively	14,140	14,787
Inventories:
Raw materials	7,184	11,057
Work in process	1,066	2,236
Finished products	1,862	2,402

Total inventories	10,112	15,695

Deferred income taxes	3,917	7,382
Prepaid expenses	1,178	653

Total current assets	80,179	95,688

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	15,642	15,350
Manufacturing, laboratory and office equipment	26,204	24,532

	43,171	41,207
Less-Accumulated depreciation and amortization	29,363	27,573

Total property, plant and equipment, net	13,808	13,634

Deferred income taxes	17,013	5,681
Other assets	9,371	8,597

Total assets	$120,371	$123,600

Liabilities and Shareholders’ Equity Current liabilities:
Short-term debt	$539	$—
Accounts payable	7,170	5,906
Accrued payroll and related expenses	4,380	7,213
Other accrued expenses	4,335	4,826
Income taxes payable	4,329	3,227

Total current liabilities	20,753	21,172

Long-term debt	—	3,000
Other long-term liabilities	6,632	5,475
Deferred income taxes	538	7
Shareholders’ equity:
Common Shares, stated value $.0125: Authorized—80,000,000; issued and outstanding—13,760,558 in 2002 and 2001	172	172
Class B Common Shares, stated value $.0125: Authorized—9,000,000; issued and outstanding—2,150,502 in 2002 and 2001	27	27
Capital in excess of stated value	26,567	22,694
Earnings reinvested in the business	72,087	77,454
Accumulated other comprehensive income	(349)	(708)
Unamortized portion of restricted stock plan	(108)	(152)
Common Shares held in treasury, at cost	(5,948)	(5,541)

Total shareholders’ equity	92,448	93,946

Total liabilities and shareholders’ equity	$120,371	$123,600

The accompanying notes are an integral part of the financial statements.

F4

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2002, 2001 and 2000 (In Thousands of Dollars Except for Per-Share Data)

	Common Shares	Class B Common Shares	Capital in excess of stated value	Earnings reinvested in the business	Accumulated other comprehensive income (loss)	Unamortized portion of restricted stock plan	Common Shares held in treasury	Total shareholders equity

Balance September 30, 1999	$132	$67	$9,071	$42,623	$112	$(239)	$(7,985)	$43,781
Comprehensive Income:
Net income				21,045
Translation adjustment					(965)
Minimum pension liability adj.					34
Total comprehensive income								20,114
Cash dividends:
Common Shares ($.103 per share)				(1,151)				(1,151)
Class B Common Shares ($.0824 per share)				(306)				(306)
Shares issued under stock plans			8,089				8,436	16,525
Conversion to Common Shares	40	(40)
Repurchase of Common Shares							(3,013)	(3,013)
Common Shares acquired for settlement of deferred Directors’ fees							(220)	(220)
Amortization						43		43

Balance September 30, 2000	172	27	17,160	62,211	(819)	(196)	(2,782)	75,773

Comprehensive Income:
Net income				17,392
Translation adjustment					237
Minimum pension liability adj.					(44)
Net unrealized loss on derivative securities					(209)
Net unrealized investment gains					127
Total comprehensive income								17,503
Cash dividends:
Common Shares ($.14 per share)				(1,908)				(1,908)
Class B Common Shares ( $.112 per share)				(241)				(241)
Shares issued under stock plans			5,534				2,925	8,459
Repurchase of Common Shares							(5,546)	(5,546)
Common Shares acquired for settlement of deferred Directors’ fees							(138)	(138)
Amortization						44		44

Balance September 30, 2001	172	27	22,694	77,454	(708)	(152)	(5,541)	93,946

Comprehensive Income:
Net loss				(3,080)
Translation adjustment					101
Minimum pension liability adj.					(68)
Net unrealized gain on derivative securities					166
Realized gain on derivative securities					105
Net unrealized investment gains					55
Total comprehensive loss								(2,721)
Cash dividends:
Common Shares ($.15 per share)				(2,029)				(2,029)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans			3,873				2,538	6,411
Repurchase of Common Shares							(2,828)	(2,828)
Common Shares acquired for settlement of fees deferred Directors’							(144)	(144)
Common Shares reissued in settlement of Director’s fees							27	27
Amortization						44		44

Balance September 30, 2001	$172	$27	$25,567	$72,087	$(349)	$(108)	$(5,948)	$92,448

The accompanying notes are an integral part of the financial statements.

F5

Consolidated Statements of Cash Flows
For the years ended September 30, 2002, 2001 and 2000 (In Thousands of Dollars)

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(3,080)	$17,392	$21,045
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,297	3,038	2,920
Deferred income taxes	(2,982)	1,516	1,330
Deferred compensation	106	158	507
Gain on sale of businesses	—	—	(953)
Change in current assets and liabilities:
Refundable income taxes	5,296	4,813	756
Accounts receivable and other	916	15,795	(12,528)
Inventories	5,678	4,474	(9,268)
Prepaid expenses	3,309	998	(358)
Other current liabilities	(5,055)	(7,600)	6,832
Other operating activities	330	(2,311)	266

Net cash provided by operating activities	7,815	38,273	10,549

Cash flows from investing activities:
Capital expenditures	(3,412)	(3,438)	(3,607)
Purchase of investments	(13,220)	(20,884)	—
Proceeds from sale of investments	6,249	—	—
Other investing activities	48	4	55

Net cash used in investing activities	(10,335)	(24,318)	(3,552)

Cash flows from financing activities:
Net increase (decrease) in short-term debt	543	(222)	247
Payment of long-term debt	(3,000)	—	—
Proceeds from sale of Common Shares	1,491	2,443	5,788
Purchase of Treasury Shares	(2,828)	(5,546)	(3,013)
Cash dividends	(2,287)	(2,149)	(1,457)

Net cash (used in) provided by financing activities	(6,081)	(5,474)	1,565

Effect of changes in foreign currency exchange rates on cash and cash equivalents	217	202	(580)

(Decrease) increase in cash and cash equivalents	(8,384)	8,683	7,982
Cash and cash equivalents at beginning of period	30,091	21,408	13,426

Cash and cash equivalents at end of period	$21,707	$30,091	$21,408

Supplemental disclosures of cash flow information
Cash (received) paid during the year for:
Income taxes	$(6,007)	$4,973	$7,426
Interest	162	78	58

Disclosure of accounting policy
For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.

The accompanying notes are an integral part of the financial statements.

F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Per-Share Data)

Note A—Summary of Significant Accounting Policies

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

Nature of operations
The Company operates in a single industry segment and is engaged in the design, development, manufacture and marketing of complex electronic instruments and systems. Its products provide electrical, optical or RF measurement-based solutions to the wireless, semiconductor, optoelectronics, research and development and other electronic components industries. Engineers and scientists around the world use the Company’s advanced hardware and software for process monitoring, production test and basic research.

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

Other accrued expenses
Included in the “Other accrued expenses” caption of the Consolidated Balance Sheets at September 30, 2002 and 2001, were $1,091 and $787, respectively, for commissions payable to outside sales representatives of the Company.

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

Included in the “Common Shares held in treasury, at cost” caption of the Consolidated Balance Sheets at September 30, 2002 and 2001, were shares repurchased through the Company’s share repurchase programs, net of shares reissued (see Note C), and shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at September 30, 2002 and 2001 was 459,075 and 416,597, respectively.

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. The Company’s has provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 2002, 2001 and 2000.

F7

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

	2002	2001	2000

Basic	15,686,557	15,724,423	14,698,456
Diluted	15,686,557	16,583,026	16,167,853

Derivatives and Hedging Activities
The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on October 1, 2000. The transition amount recorded upon adoption of SFAS 133 was not material to the consolidated financial results or financial position of the Company.

In accordance with the provisions of SFAS 133, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur. The Company also has an interest rate swap instrument. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2002, the forward exchange forward contracts were designed as cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense.

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

Other accounting pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not believe the adoption of these standards will have a material impact on its consolidated results or financial position, as it currently has no goodwill or other intangible assets.

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

F8

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issued No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Note B—Sale of Assets

During first and fourth quarters of fiscal 2000, the Company recorded adjustments to a previously recorded gain on the sale of its Quantox product line to KLA-Tencor Corporation. At the time of the sale of this business, the Company established liabilities for certain items that were to be settled at future dates. The additional adjustments recorded in 2000 represent the settlement of certain of these issues.

Note C—Repurchase of Common Shares

On December 11, 2000, the Company announced its Board of Directors had approved an open market stock repurchase program to replace a previous program, which expired in December 2000. Under the program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of the then outstanding shares, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of awards granted and stock purchased under these plans. During fiscal 2002 and 2001, the Company repurchased 195,500 and 337,500 Common Shares at average costs of $14.47 and $16.43 per share including commissions, respectively.

Note D—Short-term Investments

Short-term investments were comprised of the following:

	September 30,
	2002	2001

Money market and auction instruments	$3,024	$—
U.S. government and agency securities	6,212	8,173
Corporate notes and bonds	14,629	8,535
Mutual funds	4,306	4,176

Total short-term investments	$28,171	$20,884

The mutual funds are comprised of investment-grade debt securities. The funds may invest in corporate, mortgage, asset-backed, municipal and U.S. government and agency securities. The securities, notes and bonds have maturity dates ranging from March 31, 2003 through June 1, 2022. The Company classifies these investments as available-for-sale, therefore, they are considered current assets on the Company’s Consolidated Balance Sheets.

The short-term investments are reported at fair market value. At September 30, 2002, $182 of net unrealized gains had been recorded in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets.

Note E—Financing Arrangements

	September 30,
	2002	2001

Short-term debt:
Revolving loans in local currency with various banks, principal due monthly with 30-day rollover provision, with a weighted average interest rate of 1.1% at September 30, 2002	$539	$—

Long-term debt:
Revolving loans with various banks with interest due monthly; principal due March 30, 2004: U.S. dollar denominated loans with an interest rate of 6.1% based on LIBOR at September 30, 2001	—	3,000
Less-current installments on long-term debt	—	—

Total long-term debt	$—	$3000

F9

The Company’s credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($0 outstanding at September 30, 2002) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of between .20% and .25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $7,054 ($539 outstanding at September 30, 2002).

At September 30, 2002, the Company had total unused lines of credit with domestic and foreign banks aggregating $16,515, including short-term and long-term lines of credit of $6,515 and $10,000, respectively. Under certain long-term debt agreements, the Company is required to comply with various financial ratios and covenants. The credit agreement was amended on August 1, 2002, effective as of June 30, 2002. Under the terms of the amended agreement, the Fixed Charge Coverage Ratio and the Leverage Ratio were suspended through March 31, 2003 and were replaced with two new covenants: Working Capital and EBIDA Plus Non-Recurring Expense. The Company was in compliance with all such debt covenants as amended during each of the three years ended and at September 30, 2002.

The three-month LIBOR interest rate was 1.8 and 2.6 percent at September 30, 2002 and 2001, respectively.

The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.7 percent, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized as paid over the term of the agreement. At September 30, 2002 interest rate levels, the swap requires the Company to make payments to the bank. The Company would pay the bank approximately $346 to terminate the agreement. In accordance with the provisions of SFAS 133, the interest rate swap is recorded on the Company’s Consolidated Balance Sheets at fair market value at September 30, 2002.

Following is an analysis of net financing income:

	2002	2001	2000

Interest expense	$(412)	$(331)	$(229)
Investment income	1,389	1,588	674

	$977	$1,257	$445

Note F—Foreign Currency

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

Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statement of Income includes gains (losses) from such foreign exchange transactions of $79, $(296) and $(367) for 2002, 2001 and 2000, respectively.

At September 30, 2002, the Company had obligations under foreign exchange forward contracts to sell 2,000,000 Euros, 275,000 British pounds and 290,000,000 Yen at various dates through January 2003. In accordance with the provisions of SFAS 133, the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2002, the fair market value of the contracts represents an asset to the Company of $90.

Note G—Employee Benefit Plans

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost is shown below:

	2002	2001	2000

Service cost-benefits earned during the period	$1,238	$953	$997
Interest cost on projected benefit obligation	1,820	1,640	1,517
Actual (return) loss on assets	2,655	1,003	(1,965)
Net amortization and deferral	(4,945)	(3,219)	(209)

Net periodic pension cost	$768	$377	$340

F10

The following table sets forth the funded status of the Company’s plans and the related amounts recognized in the Consolidated Balance Sheets at September 30, 2002 and 2001:

	United States Plan		Non-U.S. Plan*
	2002	2001	2002	2001

Change in projected benefit obligations:
Benefit obligation at beginning of year	$23,146	$20,876	$3,704	$3,322
Service cost	1,080	816	158	137
Interest cost	1,599	1,442	221	198
Actuarial loss (gain)	657	429	(301)	26
Benefits paid	(832)	(560)	(105)	(97)
Plan amendment	—	143		—
Foreign currency exchange rate changes	—	—	308	118

Benefit obligation at year end	$25,650	$23,146	$3,985	$3,704

	United States Plan		Non-U.S. Plan*
	2002	2001	2002	2001

Change in plan assets:
Fair value of plan assets at beginning of year	$26,020	$26,653	$672	$555
Actual return (loss) on pension assets	(2,620)	(1,073)	(35)	70
Employer contributions	1,000	1,000	46	40
Benefits paid	(832)	(560)	(15)	(14)
Foreign currency exchange rate changes	—	—	56	21

Fair value of plan assets at end of year	23,568	26,020	724	672

Funded status—(under) over funded	(2,082)	2,874	(3,261)	(3,032)
Unrecognized actuarial (gain) loss	4,880	(756)	(35)	183
Additional employer contributions	100	500	—	—
Unrecognized prior service cost	1,363	1,539	38	39
Unrecognized initial net (asset) obligation	(140)	(184)	101	109

Prepaid pension assets (pension liability) recognized in the Consolidated Balance Sheets	$4,121	$3,973	$(3,157)	$(2,701)

*
The Company has purchased indirect insurance of $3,008, which is expected to be available to the Company as non-U.S. pension liabilities of $3,157 mature. The caption, “Other assets”, on the Company’s Consolidated Balance Sheets includes $3,008 and $2,569 at September 30, 2002 and 2001, respectively, for this asset. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, this Company asset is not included in the non-U.S. plan assets.

The significant actuarial assumptions as of the year-end measurement date were as follows:

	2002	2001	2000

United States Pension Plan:
Discount rate	6.75%	7.0%	7.0%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	4.5%	5.0%	5.0%
Non-U.S. Pension Plan:
Discount rate	6.0%	6.0%	6.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in compensation levels	3.0%	4.5%	4.5%

The “Projected Unit Credit” Actuarial Cost Method is used to determine the Company’s annual expense.

F11

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

In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $397, $718 and $638 in 2002, 2001 and 2000, respectively. Additionally, the Company has a profit sharing program, which includes all eligible worldwide employees. U.S. employee participants at their discretion may opt for a cash payout or may defer the bonus in the 401(k) plan. Non-U.S. employees receive a cash payout. Expense (income) related to the additional profit sharing program amounted to $(255), $906 and $1,475 in 2002, 2001 and 2000, respectively. The income in 2002 represents the true-up of expense recorded in 2001 based upon the final calculation of the profit sharing bonus.

The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Expense (income) recognized for these benefits was $72, $(15) and $36 for 2002, 2001 and 2000, respectively. Liabilities of $283 and $211 were accrued in the “Other long-term liabilities” caption on the Company’s Consolidated Balance Sheets to meet all SERP obligations at September 30, 2002 and 2001, respectively.

Note H—Stock Plans

Stock Option Plans
Under the 1992 Stock Incentive Plan, 5,400,000 of the Company’s Common Shares were reserved for the granting of options to officers and other key employees. After February 8, 2002, no new grants could be issued from this plan. On February 16, 2002, the Company’s shareholders approved the Keithley Instruments, Inc. 2002 Stock Incentive Plan. Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of options to officers and other key employees. This plan will expire on February 16, 2012. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee on the date the option is granted. Both plans also provide for restricted stock awards and stock appreciation rights.

The 1997 Directors’ Stock Option Plan provides for the issuance of 850,000 of the Company’s Common Shares to non-employee Directors. Under the terms of the plan, each non-employee Director is automatically granted an option to purchase 10,000 Common Shares at the close of each annual shareholders’ meeting. The plan will expire on February 15, 2007. On February 15, 1997, the Company’s Board of Directors terminated the 1992 Directors’ Stock Option Plan. Prior to its termination, this plan provided for the issuance of 120,000 of the Company’s Common Shares to non-employee Directors, with each non-employee Director automatically granted an option to purchase 1,200 Common Shares at the close of each annual shareholders’ meeting. All options outstanding at the time of termination of the plans shall continue in full force and effect in accordance with their terms. The option price for grants under both plans is the fair market value of a Common Share on the date of grant. The options under both plans are exercisable six months and one day after the date of grant and will expire after ten years.

F12

The activity under all option plans was as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

September 20, 1999	3,026,630	$4.34	1,570,338	$4.71
Options granted at fair market value	649,850	41.16
Options granted above fair market value	4,000	50.13
Options granted below fair market value	2,400	3.33
Options exercised	(1,579,908)	4.86
Options forfeited	(10,350)	8.60

September 30, 2000	2,092,622	15.45	530,676	5.33
Options granted at fair market value	667,500	20.53
Options granted above fair market value	5,000	13.47
Options exercised	(343,246)	4.34
Options forfeited	(26,450)	7.70

September 30, 2001	2,395,426	18.54	804,952	7.65
Options granted at fair market value	700,250	14.39
Options exercised	(83,237)	5.04
Options forfeited	(76,250)	27.26

September 30, 2002	2,936,189	$17.70	1,327,715	$15.39

The options outstanding at September 30, 2002 have been segregated into ranges for additional disclosure as follows:

Outstanding				Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$2.38—$4.13	813,545	6.46	$3.59	681,745	$3.50
$4.41—$13.47	189,044	4.78	$5.77	189,044	$5.77
$13.76	616,250	9.81	$13.76	—	—
$14.79—$18.41	646,500	8.25	$18.29	41,500	$17.69
$18.72—$66.75	670,850	8.05	$41.24	415,426	$39.05

	2,936,189	7.81	$17.70	1,327,715	$15.39

F13

1993 Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower market price at the beginning or ending of the calendar plan year. A mid-year enrollment option is also available for new employees. The purchase price for the mid-year enrollees is 85 percent of the lower market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares are available for purchase under the plan. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During 2002, 74,768 shares were purchased by employees at a price of $14.37 per share. During 2001, 104,754 shares were purchased at a price of $8.66 per share.

Pro Forma Disclosure
As of September 30, 2002, the Company had various stock-based compensation plans that are described above. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. During each of 2002 and 2001, $44 was recognized in compensation expense for such grants. Alternatively, under the fair value method of accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The weighted average fair value of options granted under stock option plans in 2002, 2001 and 2000 was $5.85, $10.37 and $23.56, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	3.7	4.2	4.3
Risk-free interest rate	3.3%	4.6%	6.2%
Volatility	55%	66%	66%
Dividend yield	1.0%	0.8%	0.2%

The weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2002, 2001 and 2000 was $9.01, $8.08 and $3.12, respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2002	2001	2000

Expected life (years)	1.0	1.0	1.0
Risk-free interet rate	2.7%	5.8%	5.5%
Volatility	58%	66%	57%
Dividend yield	0.9%	0.2%	0.7%

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	2002	2001	2000

Pro forma net (loss) income	$(7,107)	$13,142	$19,377
Pro forma (loss) earnings per share:
Basic	$(0.45)	$0.84	$1.32
Diluted	$(0.45)	$0.79	$1.20

For purposes of the pro forma disclosures, the estimated fair value of the stock-based awards is amortized over the vesting period. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 is applicable only to awards made after fiscal 1995.

F14

Note I—Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	2002	2001	2000

United States	$(3,744)	$21,486	$27,695
Non-U.S.	(1,302)	4,713	4,776

	$(5,046)	$26,199	$32,471

The provision for income taxes is as follows:
	2002	2001	2000

Current:
Federal	$363	$4,873	$6,400
Non-U.S.	444	1,844	2,424
State and local	209	574	1,272

Total current	1,016	7,291	10,096

Deferred:
Federal	(2,900)	1,343	1,249
Non-U.S.	(82)	173	81

Total deferred	(2,982)	1,516	1,330

Total provision	$(1,966)	$8,807	$11,426

Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2002	2001	2000

Federal income tax at statutory rate	$(1,683)	$9,140	$11,365
State and local income taxes	181	506	832
Tax on non-U.S. income	(317)	(643)	(563)
Foreign tax credit carryforwards	(746)	(21)	—
Valuation allowance	535	—	—
Future rate change	—	—	(250)
Other tax credit carryforwards	—	(125)	—
Other	64	(50)	42

Effective income tax	$(1,966)	$8,807	$11,426

F15

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2001 are as follows:

Deferred tax assets:	2002	2001

Nonqualified stock options	$210	$3,128
Capitalized research and development	4,089	3,149
Inventory	2,156	2,593
Deferred compensation	1,005	1,038
Tax credit carryforward	10,989	1,552
Depreciation	859	870
Warranty	464	368
Royalty	—	97
Intangibles	137	154
State and local taxes	1,739	1,525
Foreign net operating losses	669	—
Other	652	772

Total deferred tax assets	22,969	15,246

Deferred tax liabilities:

Pension contribution	1,757	1,565
Other	288	625

Total deferred tax liabilities	2,045	2,190

Valuation allowance	(532)	—

Net deferred tax assets	$20,392	$13,056

The net change from the deferred tax assets as of September 30, 2001 to September 30, 2002 is primarily the result of tax credit carryforwards and an adjustment for nonqualified stock options, with such change having a balance sheet impact only.

The tax credit carryforwards are the result of net operating losses created by the exercise of nonqualified stock options for 2002 and 2001.

The valuation allowance relates to provision for Japanese taxes, which will likely not be realized due to the uncertainty of future profitability.

Note J—Severance Charges

At June 30, 2002, the Company recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs. At September 30, 2002, $237 was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets.

Note K—Leases

The Company leases certain equipment under capital leases. Manufacturing, laboratory and office equipment includes $304 and $495 of leased equipment at September 30, 2002 and 2001, respectively. Accumulated depreciation includes $304 and $495 at September 30, 2002 and 2001, respectively, related to these leases. The Company also leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $233 in 2002, $350 in 2001 and $410 in 2000) for 2002, 2001 and 2000 was $1,622, $1,291 and $1,159, respectively. Future minimum lease payments under operating leases are:

2003	$1,496
2004	1,258
2005	643
2006	378
2007	210
After 2008	483

Total minimum operating lease payments	$4,468

F16

Note L—Segment and Geographic Information

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

	2002	2001	2000

Net sales:

United States	$38,984	$67,567	$76,291
Europe	31,698	46,514	46,379
Pacific Basin	21,268	27,887	21,891
Other	4,972	7,724	6,000

	$96,922	$149,692	$150,561

Long-lived assets:

United States	$19,197	$19,037	$16,856
Germany	3,302	2,797	2,592
Other	680	397	289

	$23,179	$22,231	$19,737

Note M—Subsequent Event

In October 2002, the Company announced that effective January 1, 2003, it would begin to deploy a direct sales force using its own employees in the United States, rather than sell through sales representatives.

On March 26, 2001, a purported class action complaint (the “Complaint”) was filed in the United States District Court for the Northern District of Ohio against Keithley Instruments, Inc. and Joseph P. Keithley, the Company’s chairman, president and chief executive officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Keithley stock between January 18, 2001 and March 9, 2001 (the “Class Period”). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendant, made certain false and misleading statements concerning the Company’s business condition and prospects for the second quarter of fiscal 2001, the three months ending March 31, 2001, during the Class Period. The plaintiffs were seeking unspecified amounts as damages, interest costs and other ancillary relief. The Company and Mr. Keithley had been served with six additional complaints that are identical to the Complaint described above. These complaints were filed in the United States District Court for the Northern District of Ohio on March 28, 2001, March 29, 2001, March 30, 2001, April 5, 2001, April 12, 2001 and May 4, 2001. On July 23, 2001, the actions were consolidated and recaptioned In re: Keithley Instruments, Inc., Securities Litigation. On August 29, 2001, plaintiffs filed an Amended Complaint that included additional factual allegations and also named Gabriel Rosica, an officer of the Company, as a defendant. On December 5, 2001, pursuant to an agreed order, Mr. Rosica was dismissed from the case. On September 30, 2002, the Court dismissed the case with prejudice. The plaintiffs had 30 days from September 30, 2002 to appeal the ruling, and the ruling was not appealed.

Note N—Contingencies

From time-to-time, the Company is engaged in various other legal proceedings arising in the ordinary course of business. The ultimate outcome of these proceedings is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

F17

Unaudited Quarterly Results of Operations
(In Thousands of Dollars Except for Per-Share Data)

	First	Second	Third	Fourth

Fiscal 2002
Net sales	$20,424	$22,046	$26,029	$28,423
Gross profit	11,243	12,228	14,770	16,240
(Loss) income before income taxes (1)	(2,457)	(2,088)	(1,396)	895
Net (loss) income (1)	(1,634)	(1,309)	(889)	752
Diluted (loss) earnings per share (1)	(.10)	(.08)	(.06)	.05

Fiscal 2001
Net sales	$44,508	$43,168	$36,275	$25,741
Gross profit	27,974	26,342	21,776	13,901
Income before income taxes	10,954	7,964	5,850	1,431
Net income	6,901	5,112	4,086	1,293
Diluted earnings per share	.42	.31	.25	.08

(1)	The third quarter of fiscal 2002 includes severance charges of $1,461 pretax, or $.06 per share.

F18

SCHEDULE II

KEITHLEY INSTRUMENTS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands of Dollars)

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period

For the Year Ended September 30, 2002:
Valuation allowance for deferred tax assets	$—	$532	$—	$532
For the Year Ended September 30, 2001:
Valuation allowance for deferred tax assets	$—	$—	$—	$—
For the Year Ended September 30, 2000:
Valuation allowance for deferred tax assets	$—	$—	$—	$—

F19