Form 10-Q
period 2002-12-31
KEITHLEY INSTRUMENTS INC
filed 2003-02-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

YES ✓    NO

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES          NO ✓

     As of February 12, 2003 there were outstanding 13,320,856 Common Shares, without par value (net of shares held in treasury), and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
 CONSOLIDATED BALANCE SHEETS
 (In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,

	2002	2001	2002

Assets

Current assets:

Cash and cash equivalents	$19,482	$20,938	$21,707

Short-term investments	27,832	26,919	28,171

Refundable income taxes	680	6,112	954

Accounts receivable and other, net	13,031	11,953	14,140

Inventories:

Raw materials	6,592	9,902	7,184

Work in process	871	2,011	1,066

Finished products	1,558	2,355	1,862

Total inventories	9,021	14,268	10,112

Deferred income taxes	4,391	10,251	3,917

Other current assets	1,729	1,415	1,178

Total current assets	76,166	91,856	80,179

Property, plant and equipment, at cost	44,155	42,010	43,171

Less-Accumulated depreciation	30,211	28,283	29,363

Net property, plant and equipment	13,944	13,727	13,808

Deferred income taxes	17,027	5,662	17,013

Other assets	9,782	8,954	9,371

Total assets	$116,919	$120,199	$120,371

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term debt	$573	$—	$539

Accounts payable	6,166	5,731	7,170

Accrued payroll and related expenses	4,124	4,650	4,380

Other accrued expenses	4,950	3,844	4,335

Income taxes payable	4,418	1,609	4,329

Total current liabilities	20,231	15,834	20,753

Long-term debt	—	3,000	—

Other long-term liabilities	6,964	5,994	6,632

Deferred income taxes	552	7	538

Shareholders’ equity:

Paid-in-capital	26,685	26,532	26,766

Earnings reinvested in the business	71,018	75,250	72,087

Accumulated other comprehensive loss	(345)	(914)	(349)

Unamortized portion of restricted stock	(98)	(141)	(108)

Common shares held in treasury, at cost	(8,088)	(5,363)	(5,948)

Total shareholders’ equity	89,172	95,364	92,448

Total liabilities and shareholders’ equity	$116,919	$120,199	$120,371

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 (In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2002	2001

Net sales	$26,199	$20,424

Cost of goods sold	11,557	9,181

Selling, general and administrative expenses	12,384	10,390

Product development expenses	3,210	3,576

Net financing income	(171)	(266)

Loss before income taxes	(781)	(2,457)

Income tax benefit	(274)	(823)

Net loss	$(507)	$(1,634)

Basic loss per share	$(0.03)	$(0.10)

Diluted loss per share	$(0.03)	$(0.10)

Cash dividends per Common Share	$0.0375	$0.0375

Cash dividends per Class B Common Share	$0.0300	$0.0300

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands of Dollars)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(507)	$(1,634)

Expenses not requiring outlay of cash	1,112	955

Changes in working capital	969	(1,024)

Other operating activities	(299)	96

Net cash provided by (used in) operating activities	1,275	(1,607)

Cash flows from investing activities:

Payments for property, plant, and equipment	(1,098)	(969)

Purchase of investments	(5,073)	(6,035)

Sale of investments	5,240	—

Other investing activities, net	—	4

Net cash used in investing activities	(931)	(7,000)

Cash flows from financing activities:

Increase in short-term debt	26	—

Cash dividends	(561)	(570)

Purchase of treasury stock	(2,355)	—

Proceeds from employee stock purchase plans	65	54

Other	—	67

Net cash used in financing activities	(2,825)	(449)

Effect of changes in foreign currency exchange rates	256	(97)

Change in cash and cash equivalents	(2,225)	(9,153)

Cash and cash equivalents at beginning of period	21,707	30,091

Cash and cash equivalents at end of period	$19,482	$20,938

Supplemental disclosures of cash flow information

Cash (refunded) paid during the period for:

Income taxes	$(6)	$316

Interest	40	27

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

The consolidated financial statements at December 31, 2002 and 2001, and for the three month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., (the “Company” or “Keithley”) all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

B.	Earnings Per Share Denominator

The weighted average number of shares and share equivalents used in determining earnings per share was 15,488,886 for the quarter ended December 31, 2002, and 15,624,502 for the quarter ended December 31, 2001. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.	Stock Repurchase Programs

On December 11, 2000, the Company announced its Board of Directors had approved an open market stock repurchase program. Under the terms of the program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans.

The following table summarizes the Company’s stock repurchase activity for the three months ended December 31, 2002:

Number of shares
	Average price paid	Identity of	purchased as part	Maximum number of
	per share	broker-dealer used	of a publicly	shares that remain
Total number of	(including	to effect the	announced	to be purchased
shares purchased	commissions)	purchases	repurchase program	under the program

Bear, Sterns

210,711	$11.18	Securities Corp	210,711	1,256,300

At December 31, 2002, 523,649 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost of $13.60 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at December 31, 2002 was 655,142.

D.	Accounting for Derivatives and Hedging Activities

In accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s cost of goods sold. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur. The Company also has an interest rate swap instrument. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2002, the forward exchange forward contracts were designed as cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense.

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

E.	Comprehensive Income

Comprehensive income for the three months ended December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

Net loss	$(507)	$(1,634)

Unrealized (losses) gains on value of derivative securities	(177)	91

Net unrealized investment losses	(113)	(108)

Foreign currency translation adjustments	293	(189)

Comprehensive loss	$(504)	$(1,840)

F.	Segment and Geographic Information

The Company’s business is to develop test and measurement-based solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use and price, they basically test, measure and analyze electrical and physical properties, and in some cases RF or light. As such, the Company’s management has determined that the Company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months Ended
	December 31,

	2002	2001

Net sales:

United States	$8,925	$7,480

Europe	8,600	8,245

Pacific Basin	7,587	3,591

Other	1,087	1,108

	$26,199	$20,424

	At December 31,

	2002	2001

Long-lived assets:

United States	$19,458	$19,406

Germany	3,491	2,817

Other	777	458

	$23,726	$22,681

G.	Guarantor’s Disclosure Requirements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Guarantee of original lease:

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,239 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties:

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues.

A reconciliation of the estimated changes in the aggregated product warranty liability for the first quarter of fiscal 2003 is as follows:

Balance at October 1, 2002	$1,415

Accruals for warranties issued during the period	365

Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(208)

Settlements made (in cash or in kind) during the period	(229)

Balance at December 31, 2002	$1,343

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

Income taxes:

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. The quarterly provision for income taxes or benefits is based upon an estimate of pretax financial accounting income or loss for the full year in each of the jurisdictions in which the Company operates, and is impacted by various differences between financial accounting income or loss and taxable income or loss. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.

Stock compensation plans:

The Company has two active stock option plans and one inactive plan. The two active stock option plans are the 2002 Stock Incentive Plan and the 1997 Directors’ Stock Option Plan. The Company also has an employee stock purchase plan. The Company has chosen the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the Company’s consolidated financial statements. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model and actual results could differ materially from these estimates. Currently, management expects to continue to follow the disclosure provisions of SFAS 123 and not record compensation expense related to these stock compensation plans.

Results of Operations — In Thousands of Dollars Except for Per Share Data

First Quarter Fiscal 2003 Compared with First Quarter Fiscal 2002

The Company reported a net loss for the first quarter of fiscal 2003 of $507, or $0.03 per share, compared to a net loss of $1,634, or $0.10 per share, in last year’s first quarter.

Net sales of $26,199 for the first quarter of fiscal 2003 increased 28 percent from sales of $20,424 in the prior year’s first quarter. Sales were higher in all major geographies with sales in the United States up 19 percent, Europe up 4 percent and the Pacific Basin region up 111 percent from the prior year’s quarter. Sequentially, sales decreased 8 percent from the fourth quarter of fiscal 2002.

Orders of $23,049 for the first quarter increased 15 percent from last year’s orders of $20,080. Geographically, orders were up 14 percent in the United States, up 88 percent in the Pacific Basin, and down 17 percent in Europe when compared to the prior year. Compared to the prior year’s first quarter, orders from semiconductor customers increased 57 percent, wireless communications customers increased 41 percent, electronic components and subassembly manufacturers increased 4 percent, and research and education increased 7 percent. For the first quarter, semiconductor orders comprised approximately 20 percent of the total, wireless communications orders were approximately 15 percent, electronic components and subassembly manufacturers orders were approximately 20 percent, research and education made up about 25 percent, while optoelectronics orders made up less than 5 percent. Sequentially, orders decreased 12 percent from the fourth quarter of fiscal 2002. Order backlog decreased $2,467 during the quarter to $12,310 at December 31, 2002.

Cost of goods sold as a percentage of net sales decreased to 44.1 percent from 44.9 percent in the prior year’s first quarter. The improvement was due to better gross margins in Japan resulting from the opening of a direct sales office in April 2002, an approximately 12 percent weaker U.S. dollar versus European currencies, and fixed costs being spread over higher sales volumes. This was partially offset by higher start-up costs related to the Company’s lean manufacturing initiative. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $12,384 increased $1,994, or 19 percent, from last year’s first quarter, although such expenses decreased as a percentage of net sales to 47.3 percent from 50.9 percent last year. The increase in dollars was due to one-time costs for building a direct sales force in the United States as the Company paid commissions to sales representatives and salaries to its own sales employees during the quarter, higher costs associated with the Japanese sales office that opened April 1, 2002, costs associated with the ERP/CRM implementation, and slightly higher commissions on higher sales.

Product development expenses for the quarter were $3,210, or 12.3 percent of sales, down $366, or 10 percent, from last year’s $3,576, or 17.5 percent of sales. Much of the decrease was associated with lower costs for consultants and developmental supplies.

The Company generated net financing income during the quarter of $171 versus $266 in the prior year. Lower interest rates caused financing income to decrease from the prior year.

The Company recorded a tax benefit for the quarter at a 35.0 percent rate. Last year’s first quarter tax benefit was recorded at a 33.5 percent.

At December 31, 2002, the total number of employees was 624 compared to 612 at September 30, 2002. The increase was primarily due to the hiring of a direct sales force in the United States. Effective January 1, 2003, the Company began selling in the United States using its own employees. The sales force is fully staffed with approximately 30 people.

Liquidity and Capital Resources

During the first quarter, net cash provided by operating activities was $1,275. Cash was used to purchase 210,700 shares of the Company’s common stock through its stock repurchase program for $2,355. Additionally, the Company used $1,098 for capital expenditures, and $561 to pay dividends during the quarter. Cash and cash equivalents decreased by $2,225 during the quarter to $19,482 at December 31, 2002. Short-term investments decreased by $339 to $27,832 at December 31, 2002. Short-term debt was $573 and there was no long-term debt at December 31, 2002.

The Company expects to finance capital spending, working capital requirements and the stock repurchase program with cash on hand and cash provided by operations. At December 31, 2002, the Company had available unused lines of credit with domestic and foreign banks aggregating $16,532 of which $6,532 were short-term and $10,000 were long-term.

Outlook

Conditions throughout the electronics industry remain depressed, especially in the optoelectronic and wireline telecommunications and semiconductor segments. Based on current expectations, management believes sales for the second quarter will range between $23,000 and $26,000. At the low end of the sales range, the Company would expect a pretax loss in the teens as a percentage of sales. At the high end of the sales range, the Company would expect a loss in the single digits as a percentage of sales.

Factors That May Affect Future Results

Statements included in the Liquidity and Capital Resources and Outlook sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “could,” “expects,” “believes,” “intends,” “estimates,” “plans,” and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company’s customers in certain segments of the electronics industry. The electronics industry is cyclical and the Company has experienced a slowdown in orders, primarily from its semiconductor, wireless and optoelectronics customers, as a result of business conditions in the electronics industry. The Company’s results have been and could continue to be adversely affected depending upon future business conditions in these industries. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future. The Company may experience a decline in sales as a result of the current economic conditions and the lack of visibility relating to future orders. In response to the current economic conditions, the Company is managing its cost structure to reallocate resources to areas that it feels will provide the best long-term benefit to its customers and shareholders. A failure by the Company to reallocate expenses in a timely manner could adversely affect the Company’s future operating results. In addition, notwithstanding such measures, a continuing decline in the economy that adversely affects the Company’s customers would likely adversely affect the Company.

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

The Company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for 66 percent of the Company’s revenue during the first quarter of fiscal 2003. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and other acts of terrorism and changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters.

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

The Company began to implement a lean manufacturing initiative in its manufacturing facilities, which are located in Cleveland, Ohio. The Company incurred start-up costs during the first quarter of fiscal 2003, which adversely affected gross margins. The Company’s results could be adversely affected if it incurs additional costs that are not offset by cost efficiency improvements. Additionally, results could be adversely affect if the Company is unable to meet customer delivery requirements during the implementation period. The Company expects to benefit from lean manufacturing with shorter lead times, lower inventory levels and higher inventory turns. The Company’s ability to effectively implement lean manufacturing will determine the extent, if any, to which these benefits are realized.

The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company’s overall tax liability. The Company’s estimated tax rate for fiscal 2003 could change from what is currently anticipated due to changes in tax laws of various countries or changes in the Company’s overall tax planning strategy. As of December 31, 2002, the Company had established a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, the Company’s tax rate could be adversely affected.

In October 2002, the Company announced that effective January 1, 2003 it would begin to use its own employees, rather than sales representatives, to sell its products in the United States. The Company’s results could be adversely affected if it is unable to effectively development a sales organization in the United States. Additionally, this move will raise the Company’s fixed costs. During times of depressed sales, results could be adversely affected.

Throughout fiscal 2003 and 2004, the Company will be implementing ERP and CRM systems. The Company’s results could be adversely affected if it is unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

The Company has several stock-based compensation plans for employees and non-employee Directors. The Company currently adheres to the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the Company’s financial statements for the stock option plans and the stock purchase plan. The Company is currently monitoring the recent discussions related to possible new regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the Financial Accounting Standards Board.

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

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing of this Quarterly Report, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

11	Statement Re Computation of Per Share Earnings

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date:	February 14, 2003	/s/ Joseph P. Keithley Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2003	/s/ Mark J. Plush Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Joseph P. Keithley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Keithley Instruments, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Joseph P. Keithley Chairman, President and Chief Executive Officer

I, Mark J. Plush, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Keithley Instruments, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Mark J. Plush Vice President and Chief Financial Officer