Form 10-Q
period 2003-03-31
KEITHLEY INSTRUMENTS INC
filed 2003-05-15
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES ✓           NO __

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES __           NO ✓

     As of May 6, 2003 the Registrant had outstanding 13,331,321 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	March 31,		September 30,
	2003	2002	2002

Assets

Current assets:
Cash and cash equivalents	$16,361	$18,237	$21,707
Short-term investments	27,624	26,666	28,171
Refundable income taxes	516	5,680	954
Accounts receivable and other, net	15,371	12,864	14,140
Inventories:
Raw materials	6,657	9,489	7,184
Work in process	1,669	1,838	1,066
Finished products	1,674	2,278	1,862

Total inventories	10,000	13,605	10,112
Deferred income taxes	4,837	6,463	3,917
Prepaid expenses	1,461	1,278	1,178

Total current assets	76,170	84,793	80,179

Property, plant and equipment, at cost	45,275	42,346	43,171
Less-Accumulated depreciation	30,952	28,754	29,363

Total property, plant and equipment, net	14,323	13,592	13,808

Deferred income taxes	18,997	12,913	17,013
Other assets	10,117	9,299	9,371

Total assets	$119,607	$120,597	$120,371

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term debt	$230	$—	$539
Accounts payable	8,791	6,081	7,170
Accrued payroll and related expenses	3,808	2,895	4,380
Other accrued expenses	4,515	3,768	4,335
Income taxes payable	6,109	1,248	4,329

Total current liabilities	23,453	13,992	20,753

Long-term debt	—	3,000	—
Other long-term liabilities	7,011	6,001	6,632
Deferred income taxes	375	7	538

Shareholders’ equity:
Paid-in-capital	26,351	28,934	26,766
Earnings reinvested in the business	69,531	73,366	72,087
Accumulated other comprehensive income	(192)	(1,080)	(349)
Unamortized portion of restricted stock	(87)	(130)	(108)
Common shares held in treasury, at cost	(6,835)	(3,493)	(5,948)

Total shareholders’ equity	88,768	97,597	92,448

Total liabilities and shareholders’ equity	$119,607	$120,597	$120,371

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Net sales	$25,952	$22,046	$52,151	$42,470

Cost of goods sold	11,924	9,818	23,481	18,999

Selling, general and administrative expenses	12,335	11,129	24,719	21,519

Product development expenses	3,382	3,433	6,592	7,009

Net financing income	(135)	(246)	(306)	(512)

Loss before income taxes	(1,554)	(2,088)	(2,335)	(4,545)

Income tax benefit	(631)	(779)	(905)	(1,602)

Net loss	$(923)	$(1,309)	$(1,430)	$(2,943)

Basic loss per share	$(0.06)	$(0.08)	$(0.09)	$(0.19)

Diluted loss per share	$(0.06)	$(0.08)	$(0.09)	$(0.19)

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Cash flows from operating activities:
Net loss	$(923)	$(1,309)	$(1,430)	$(2,943)
Expenses not requiring outlay of cash	905	980	2,017	1,935
Changes in working capital	(1,793)	(1,788)	(824)	(2,812)
Other operating activities	(239)	(632)	(538)	(536)

Net cash used in operating activities	(2,050)	(2,749)	(775)	(4,356)

Cash flows from investing activities:
Payments for property, plant, and equipment	(1,387)	(789)	(2,485)	(1,758)
Purchase of investments	(1,062)	(38)	(6,135)	(6,073)
Sale of investments	1,210	245	6,450	245
Other investing activities-net	—	17	—	21

Net cash used in investing activities	(1,239)	(565)	(2,170)	(7,565)

Cash flows from financing activities:
Net decrease in short term debt	(343)	—	(317)	—
Cash dividends	(564)	(574)	(1,125)	(1,144)
Purchase of treasury stock	—	—	(2,355)	—
Proceeds from employee stock purchase plans	866	1,306	931	1,360
Other transactions-net	—	—	—	67

Net cash provided by (used in) financing activities	(41)	732	(2,866)	283

Effect of exchange rate changes on cash	209	(119)	465	(216)

Decrease in cash and cash equivalents	(3,121)	(2,701)	(5,346)	(11,854)
Cash and cash equivalents at beginning of period	19,482	20,938	21,707	30,091

Cash and cash equivalents at end of period	$16,361	$18,237	$16,361	$18,237

Supplemental disclosures of cash flow information
Cash (refunded) paid during the period for:
Income taxes	$132	$(319)	$126	$(3)
Interest	37	34	77	61

Disclosure of accounting policy

     For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of dollars, except per share data)

A.	Management Representation
The consolidated financial statements at March 31, 2003 and 2002 and for the three and six month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc. (the “Company” or “Keithley”) all adjustments necessary to a fair presentation of the consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature. The accompanying unaudited interim consolidated financial statements should be read together with the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

B.	Earnings Per Share Denominator
The weighted average number of shares and share equivalents used in determining the loss per share was 15,450,720 for the quarter ended March 31, 2003, and 15,711,256 for the quarter ended March 31, 2002. The weighted average number of shares and share equivalents used to determine the loss per share was 15,481,573 for the six months ended March 31, 2003, and 15,673,199 for the six months ended March 31, 2002. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding. Diluted share calculations are not applicable as the Company reported losses in all period presented.

C.	Accounting for Stock-Based Compensation
The Company has two active stock option plans and one inactive plan. The Company also has an employee stock purchase plan. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award as determined using an option pricing model. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans, and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the Company’s consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant. Following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS 123:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Net loss	$(923)	$(1,309)	$(1,430)	$(2,943)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	7	13	13
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(723)	(905)	(1,776)	(1,873)

Pro forma net loss	$(1,639)	$(2,207)	$(3,193)	$(4,803)

Earnings per share:
As reported	$(0.06)	$(0.08)	$(0.09)	$(0.19)
Pro forma	$(0.11)	$(0.14)	$(0.21)	$(0.31)

D.	Stock repurchase program
On December 11, 2000, the Company announced that its Board of Directors had approved an open market stock repurchase program. Under the terms of the program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans.

The Company did not repurchase shares during the second quarter. The following table summarizes the Company’s stock repurchase activity for the six months ended March 31, 2003:

Number of shares
	Average price paid	Identity of	purchased as part	Maximum number of
	per share	broker-dealer used	of a publicly	shares that remain
Total number of	(including	to effect the	announced	to be purchased
shares purchased	commissions)	purchases	repurchase program	under the program

210,700	$11.18	Bear, Sterns Securities Corp.	210,700	1,256,300

At March 31, 2003, 430,737 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost of $13.60 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at March 31, 2003 was 560,555.

E.	Amendment to Credit Agreement
The Company’s credit agreement was amended on March 28, 2003. The agreement, as amended, expires March 30, 2004, and is a $10,000 debt facility ($230 outstanding at March 31, 2003) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. Under the agreement, the Company is required to comply with various financial ratios and covenants. The amendment modified the financial ratios and covenants, and amended the terms of the agreement to allow all subsidiaries of the Company to borrow under the agreement. The company is in compliance with the amended credit agreement effective March 31, 2003. (The amendment to the credit agreement dated March 28, 2003 is filed as exhibit 10(l) of this quarterly report on Form 10-Q.)

F.	Accounting for Derivatives and Hedging Activities
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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2003, the forward exchange forward contracts were designated as cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense.

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

G.	Comprehensive income Comprehensive income for the three and six month periods ended March 31, 2003 and 2002 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Net loss	$(923)	$(1,309)	$(1,430)	$(2,943)
Unrealized gains (losses) on value of derivative securities	89	36	(88)	127
Net unrealized investment losses	(46)	(64)	(159)	(172)
Foreign currency translation adjustments	111	(139)	404	(328)

Comprehensive loss	$(769)	$(1,476)	$(1,273)	$(3,316)

H.	Segment and Geographic Information
The Company’s business is to develop test and measurement-based solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties, and in some cases RF (radio frequency) or light. As such, the Company’s management has determined that the Company operates in a single industry segment. The operations by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2003	2002	2003	2002

Net sales:
United States	$7,290	$7,989	$16,215	$15,469
Europe	9,147	8,231	17,747	16,476
Pacific Basin	8,801	5,132	16,388	8,723
Other	714	694	1,801	1,802

	$25,952	$22,046	$52,151	$42,470

	At March 31,		At September 30,
	2003	2002	2002

Long-lived assets:
United States	$20,015	$19,682	$19,197
Germany	3,674	2,770	3,302
Other	751	439	680

	$24,440	$22,891	$23,179

I.	Guarantor’s Disclosure Requirements
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

Guarantee of original lease: The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,143 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties: Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues.

A reconciliation of the estimated changes in the aggregated product warranty liability for the is as follows:

9

	Three Months Ended	Six Months Ended
	March 31, 2003	March 31, 2003

Beginning Balance	$1,343	$1,415

Accruals for warranties issued during the period	355	720
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(23)	(231)
Settlements made (in cash or in kind) during the period	(297)	(526)

Balance at March 31, 2003	$1,378	$1,378

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

Stock compensation plans:
The Company has two active stock option plans and one inactive plan. The Company also has an employee stock purchase plan. The Company has chosen the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the Company’s consolidated financial statements. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model and actual results could differ materially from these estimates. Recently, the FASB indicated that it would require all companies to expense stock options. It plans to issue an exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of SFAS 123 remain in effect. (See Note C.)

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

The Company reported a net loss for the second quarter of fiscal 2003 of $923, or $0.06 per share, compared with a net loss of $1,309, or $0.08 per share, in last year’s second quarter.

Net sales of $25,952 increased 18 percent from $22,046 in the prior year’s second quarter. Geographically, sales were up 72 percent in the Pacific Basin region, up 11 percent in Europe, and down 9 percent in the United States. Sequentially, sales were flat from the first quarter of fiscal 2003.

Orders of $24,592 for the second quarter increased 9 percent from last year’s second quarter orders of $22,657. Geographically, orders were up 32 percent in the Pacific Basin, up 8 percent in Europe, and down 6 percent in the United States. Compared to the prior year’s quarter, orders from semiconductor customers increased 16 percent, wireless communications customers increased 62 percent, while orders from electronic components and subassembly manufacturers, and research and education customers were flat. Sequentially, orders increased 7 percent from the first quarter, as a result of growth in the semiconductor and wireless industries. Order backlog decreased $599 during the quarter to $11,711 at March 31, 2003.

Cost of goods sold as a percentage of net sales increased to 46.0 percent from 44.5 percent in the prior year’s second quarter. The increase was due to higher costs related to the lean manufacturing start-up and an unfavorable product mix, partially offset by higher margins in Japan as a result of going direct and better margins in Europe due to a weaker dollar. The effect of foreign exchange hedging increased cost of goods sold as a percentage of sales by 0.6 points in the current year’s quarter and decreased cost of goods sold as a percentage of sales by 0.1 points in the prior year.

Selling, general and administrative expenses of $12,335 increased 11 percent from $11,129 in last year’s second quarter, although decreased as a percentage of net sales to 47.5 percent from 50.5 percent last year. The increase in dollars is primarily due to higher costs associated with the Japanese sales organization, costs related to the enterprise resource planning (ERP) and customer relationship management (CRM) implementations, and higher costs related to the U.S. sales force partially offset by savings on commissions previously paid to representatives. Moving forward, at current sales levels we expect costs for the U.S. sales force to be similar to the commissions we would have paid to our representatives. The Company’s Japanese sales and service operation was profitable for the second consecutive quarter.

Product development expenses of $3,382, or 13.0 percent of net sales, decreased less than 2 percent from $3,433, or 15.6 percent of net sales, last year.

The Company generated net financing income during the quarter of $135 versus $246 in the prior year. Lower interest rates caused financing income to decrease from the prior year.

The Company recorded a tax benefit for the second quarter at a 40.6 percent rate. Last year’s second quarter tax benefit was recorded at a 37.3 percent rate.

Six Months Ended March 31, 2003 Compared with Six Months Ended March 31, 2002

The net loss for the first half of fiscal 2003 was $1,430, or $0.09 per share, compared to a net loss of $2,943, or $0.19 per share, last year.

Net sales of $52,151 increased 23 percent from $42,470 reported for the six month period last year. Sales were up in all major geographies with the Pacific Basin region up 88 percent, Europe up 8 percent, and the United States up 5 percent.

Orders of $47,641 for the six months ending March 31, 2003, increased 11 percent from $42,736 last year. Geographically, orders increased 55 percent in the Pacific Basin, increased three percent in the United States, and decreased five percent in Europe. For the first half, semiconductor orders comprised approximately 25 percent of the total, wireless communications, electronic components and subassembly manufacturers, and research and education each made up about 20 percent of the total, while optoelectronics orders made up less than 5 percent.

Cost of goods sold as a percentage of net sales increased to 45.0 percent from 44.7 percent for the six month period last year. The increase was due to higher costs related to the lean manufacturing start-up and an unfavorable product mix, partially offset by higher margins in Japan as a result of going direct and better margins in Europe due to a weaker dollar. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $24,719 increased 15 percent from $21,519 in the same period last year, but decreased as a percentage of net sales to 47.4 from 50.7. The increase in dollars was primarily due to higher costs associated with the Japanese sales office that opened April 1, 2002, higher costs related to the U.S. sales force including double expenses during the first quarter as the Company paid commissions to sales representatives and salaries to its own sales employees, and additional costs associated with the ERP and CRM implementations.

Product development expenses for the first half of fiscal 2003 of $6,592, or 12.6 percent of sales, were down $417, or 6 percent, from $7,009, or 16.5 percent of net sales, last year. Much of the decrease was due to lower pilot production costs and development supplies.

The Company generated net financing income during the first half of fiscal 2003 of $306 versus $512 in the prior year. Lower interest rates caused the decrease.

The Company recorded a tax benefit for the first half of fiscal 2003 at a 38.7 percent rate. The income tax benefit included a $180 reduction of a deferred income tax valuation allowance, which management believes is no longer necessary. Last year’s effective tax benefit was recorded at a 35.3 percent rate.

Liquidity and Capital Resources

Cash used in operations was $2,050 for the second quarter and $775 for the six months ended March 31, 2003. Additionally, the Company used $2,485 for capital expenditures, $1,125 to pay dividends, and $2,355 to repurchase its Common Shares for the first half of fiscal 2003. (See Note D.) The Company received $931 as proceeds pursuant to employee stock purchase plans for the first half of fiscal 2003. At March 31, 2003, cash and cash equivalents totaled $16,361, a decrease of $3,121 during the quarter and $5,346 since September 30, 2002. Short-term investments totaled $27,624 at March 31, 2003, a decrease of $208 during the quarter and $547 since September 30, 2002. Short-term debt totaled $230, and there was no long-term debt at March 31, 2003.

The Company expects to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand, and cash provided by operations. At March 31, 2003, the Company had available unused lines of credit with domestic and foreign banks aggregating $14,770, all of which was short term.

Outlook

The Company’s management continues to believe in the long-term growth prospects of the electronics industry. Additionally, we believe that certain applications are opportunities for us in the short-term. While conditions throughout the electronics industry have improved, the outlook remains hard to predict. The Company’s sales are order dependent and based on current activity, management is estimating sales for the June quarter to range between $23,000 and $26,000. At the low end of the sales range, we would expect a pretax loss in the teens as a percentage of sales. At the high end of the sales range, the loss would be expected to be in the single digits as a percentage of sales.

Status of Business Initiatives

On January 1, 2003, the Company’s began selling its products exclusively through its own sales force in the United States. Prior to this time, the Company sold its products in the U.S. through sales representatives. Management believes it is regaining the momentum lost during the transition period, and expects the momentum will continue to build. Management anticipates better growth over the long term in the U.S. and worldwide because of our ability to work more closely with U.S. customers.

April 1, 2003 marked the one-year anniversary of the opening of the Company’s first Japanese sales and support office. Today the Company has three offices and about 20 employees almost all of whom are Japanese citizens. Additionally, the Company sells more product in Japan now than through the previous distributor, and the operation is growing and is profitable. By working closely with our Japanese customers, the Company has gained market share and continues to earn design wins that not only increase our business in Japan, but also in Taiwan, Korea and China.

The Company continued to experience higher start-up costs during the second quarter related to its lean manufacturing initiative. However, it is seeing some of the benefits from lean manufacturing with lower inventory levels, higher inventory turns, and improved lead times for its customers. Management anticipates increasing benefits and service levels as the implementation progresses.

The Company began implementing new CRM and ERP systems to replace the previous systems. These new systems will allow the Company to improve its business processes and work with its customers in a more efficient and effective manner. The Company went live with the first phase of the ERP implementation in May 2003. The remaining phases will continue through 2004.

Factors That May Affect Future Results

Statements included in the sections entitled “Liquidity and Capital Resources”, “Outlook” and “Status of Business Initiatives” of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to global economic and market conditions, including the current conditions affecting the results of the Company’s customers in certain segments of the electronics industry. The current economic downturn resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand and excess manufacturing capacity. Although some segments of these industries have shown recent signs of stabilization, others, especially in the optoelectronics segment of the communications industry, continue to be very weak. The ultimate severity of this downturn, and how long it will last, is unknown. Demand in our markets remains volatile so the underlying trend is uncertain. The Company’s results have been and could continue to be adversely affected depending upon future business conditions in these industries. The Company has been experiencing some pricing pressures from its customers, which could reduce gross margins. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future.

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

The Company currently has subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for over two-thirds of the Company’s revenue during the first half of fiscal 2003. The Company’s future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and other acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential threat of SARS.

Prior to April 1, 2002, the Company had been distributing its products in Japan utilizing sales representatives. On that date, the Company began utilizing its own sales force. The Company’s results could be adversely affected if its new sales and support organization in Japan does not continue to progress and achieve growing sales. Additionally, the Company’s earnings could be adversely affected due to higher than anticipated costs to maintain the direct sales offices.

The Company began to implement a lean manufacturing initiative in its manufacturing facilities, which are located in Solon, Ohio. The Company incurred start-up costs during the first half of fiscal 2003, which adversely affected gross margins. The Company’s results could be adversely affected if it incurs additional costs that are not offset by cost efficiency improvements. Additionally, results could be adversely affected if the Company is unable to meet customer delivery requirements during the implementation period. The Company expects to benefit from lean manufacturing with shorter lead times, lower inventory levels and higher inventory turns. The Company’s ability to effectively implement lean manufacturing will determine the extent, if any, to which these benefits are realized.

The Company pays taxes in several jurisdictions throughout the world. The Company utilizes available tax credits and other tax planning strategies in an effort to minimize the Company’s overall tax liability. The Company’s estimated tax rate for fiscal 2003 could change from what is currently anticipated due to changes in tax laws of various countries, changes in the Company’s overall tax planning strategy, or countries where earnings or losses are incurred. As of March 31, 2003, the Company had established a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, the Company’s tax rate could be adversely affected.

On January 1, 2003, the Company began to use its own employees, rather than sales representatives, to sell its products in the United States. Management believes it is regaining the momentum lost during the transition period, and expects the momentum will continue to build. However, the Company’s results could continue to be adversely affected if it is unable to effectively develop a sales organization in the United States. Additionally, this action has raised the Company’s fixed costs. During times of depressed sales, results could be adversely affected.

Throughout fiscal 2003 and 2004, the Company will be implementing ERP and CRM systems. The Company’s results could be adversely affected if it is unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

The Company has several stock-based compensation plans for employees and non-employee Directors. The Company currently adheres to the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the Company’s financial statements for the stock option plans and the stock purchase plan. The Company is currently monitoring the recent discussions related to anticipated regulations regarding the accounting treatment for stock options. The Company will comply with any changes in the accounting of stock options required by the Financial Accounting Standards Board, which would result in lower earnings.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     On February 15, 2003, the registrant conducted its Annual Meeting of Shareholders. The follow matters were brought before the shareholders for vote at this meeting:

	PROPOSAL	FOR	WITHHELD

(a)	Election of Directors:
	Joseph P. Keithley	33,256,885	107,441
	Brian R. Bachman	33,110,715	253,611
	James B. Griswold	33,287,779	76,547
	William J. Hudson, Jr.	33,268,772	95,553
	Dr. N. Mohan Reddy	33,104,863	259,462
	R. Elton White	33,093,842	270,484
	*James T. Bartlett	11,781,872	97,433
	*Leon J. Hendrix, Jr.	11,620,516	258,790

     *Elected by holders of Common Shares only.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The following exhibits are filed herewith:

Exhibit
10(l)	Second Amendment to Credit Agreement
99(a)*	Certification of Joseph P. Keithley pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(b)*	Certification of Mark J. Plush pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Pursuant to Securities and Exchange Commission Release No. 34-47551, these exhibits accompany this Report, but are not deemed to be filed as part of the Report.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarterly period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: May 13, 2003	/s/ Joseph P. Keithley Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	/s/ Mark J. Plush Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

I, Joseph P. Keithley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Keithley Instruments, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Joseph P. Keithley Chairman, President and Chief Executive Officer

I, Mark J. Plush, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Keithley Instruments, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Mark J. Plush Vice President and Chief Financial Officer