Form 10-Q
period 2003-06-30
KEITHLEY INSTRUMENTS INC
filed 2003-08-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES✓  NO

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES       NO✓

     As of August 8, 2003 the Registrant had outstanding 13,352,771 Common Shares (net of shares held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEET
(In Thousands of Dollars)

	(Unaudited)
	June 30,		September 30,
	2003	2002	2002

Assets
Current assets:
Cash and cash equivalents	$8,875	$22,490	$21,707
Short-term investments	26,262	29,053	28,171
Refundable income taxes	550	185	954
Accounts receivable and other, net	14,593	16,134	14,140
Inventories:
Raw materials	7,335	8,182	7,184
Work in process	2,432	2,238	1,066
Finished products	1,316	1,991	1,862

Total inventories	11,083	12,411	10,112
Deferred income taxes	6,242	8,607	3,917
Other current assets	1,177	957	1,178

Total current assets	68,782	89,837	80,179

Property, plant and equipment, at cost	46,331	42,826	43,171
Less-Accumulated depreciation	31,785	29,577	29,363

Total property, plant and equipment, net	14,546	13,249	13,808

Deferred income taxes	19,902	13,703	17,013
Other assets	11,736	9,367	9,371
Total assets	$114,966	$126,156	$120,371

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$625	$—	$539
Accounts payable	6,865	5,995	7,170
Accrued payroll and related expenses	4,299	5,132	4,380
Other accrued expenses	4,347	5,091	4,335
Income taxes payable	4,855	4,261	4,329

Total current liabilities	20,991	20,479	20,753

Long-term debt	—	3,000	—
Other long-term liabilities	7,330	6,308	6,632
Deferred income taxes	548	7	538
Shareholders’ equity:
Paid-in-capital	26,166	28,336	26,766
Earnings reinvested in the business	67,041	71,902	72,087
Accumulated other comprehensive loss	(183)	(510)	(349)
Unamortized portion of restricted stock	(76)	(119)	(108)
Common shares held in treasury, at cost	(6,851)	(3,247)	(5,948)

Total shareholders’ equity	86,097	96,362	92,448

Total liabilities and shareholders’ equity	$114,966	$126,156	$120,371

     The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net sales	$25,264	$26,029	$77,415	$68,499
Cost of goods sold	11,819	11,259	35,300	30,258
Selling, general and administrative expenses	12,666	11,407	37,385	32,926
Product development expenses	3,488	3,551	10,080	10,560
Severance charges	535	1,461	535	1,461
Net financing income	(77)	(253)	(383)	(765)

Loss before income taxes	(3,167)	(1,396)	(5,502)	(5,941)
Income tax benefit	(1,241)	(507)	(2,146)	(2,109)

Net loss	$(1,926)	$(889)	$(3,356)	$(3,832)

Basic loss per share	$(0.12)	$(0.06)	$(0.22)	$(0.24)

Diluted loss per share	$(0.12)	$(0.06)	$(0.22)	$(0.24)

Cash dividends per Common Share	$0.0375	$0.0375	$0.1125	$0.1125

Cash dividends per Class B Common Share	$0.030	$0.030	$0.0900	$0.0900

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Cash flows from operating activities:
Net loss	$(1,926)	$(889)	$(3,356)	$(3,832)
Expenses not requiring outlay of cash	1,123	723	3,140	2,658
Changes in working capital	(6,717)	6,711	(7,541)	3,899
Other operating activities	(62)	262	(600)	(274)

Net cash (used in) provided by operating activities	(7,582)	6,807	(8,357)	2,451

Cash flows from investing activities:
Payments for property, plant, and equipment	(989)	(330)	(3,474)	(2,088)
Purchase of investments	(60)	(4,056)	(6,195)	(10,129)
Sale of investments	1,359	1,855	7,809	2,100
Other investing activities-net	—	3	—	24

Net cash provided by (used in) investing activities	310	(2,528)	(1,860)	(10,093)

Cash flows from financing activities:
Net increase in short term debt	395	—	78	—
Cash dividends	(564)	(575)	(1,689)	(1,719)
Repurchase of treasury stock	(419)	—	(2,774)	—
Proceeds from employee stock purchase plans	129	85	1,060	1,445
Other transactions-net	12	—	12	67

Net cash provided by (used in) financing activities	(447)	(490)	(3,313)	(207)

Effect of exchange rate changes on cash	233	464	698	248

Increase (decrease) in cash and cash equivalents	(7,486)	4,253	(12,832)	(7,601)
Cash and cash equivalents at beginning of period	16,361	18,237	21,707	30,091

Cash and cash equivalents at end of period	$8,875	$22,490	$8,875	$22,490

Supplemental disclosures of cash flow information
Cash (refunded) paid during the period for:
Income taxes	$2,109	$(5,590)	$2,235	$(5,593)
Interest	65	35	142	96

Disclosure of accounting policy

For purposes of this statement, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Management Representation

The consolidated financial statements at June 30, 2003 and 2002 and for the three and nine month periods then ended have not been examined by independent accountants, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to a fair statement of the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal, recurring nature.

B.	Earnings Per Share Denominator

The weighted average number of shares and share equivalents used in determining basic earnings per share and diluted earnings per share was 15,481,248 for the quarter ended June 30, 2003, and 15,755,241 for the quarter ended June 30, 2002. The weighted average number of shares and share equivalents used to determine basic earnings per share and diluted earnings per share was 15,481,568 for the nine months ended June 30, 2003, and 15,698,669 for the nine months ended June 30, 2002. Both Common Shares and Class B Common Shares are included in calculating the weighted average number of shares outstanding.

C.	Accounting for Stock-Based Compensation

The Company has two active stock option plans and one inactive plan. The Company also has an employee stock purchase plan. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award as determined using an option pricing model. As provided for in SFAS 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans, and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the Company’s consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant. The fair value of options at the date of grant was estimated using the Black-Scholes model, which requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. Following is a reconciliation of net loss per weighted average share had the Company adopted the fair value measurement provisions of SFAS 123:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss	$(1,926)	$(889)	$(3,356)	$(3,832)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	7	8	20	21
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,014)	(1,127)	(2,790)	(3,000)

Pro forma net loss	$(2,933)	$(2,008)	$(6,126)	$(6,811)

Loss per share:
As reported	$(0.12)	$(0.06)	$(0.22)	$(0.24)
Pro forma	$(0.19)	$(0.13)	$(0.40)	$(0.43)

D.	Stock repurchase program

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

The following table summarizes the Company’s stock repurchase activity:

	Three Months Ended	Nine Months Ended
	June 30, 2003	June 30, 2003

Total number of shares purchased	32,500	243,200
Average price paid per share (including commissions)	$12.89	$11.41
Identity of broker-dealer used to effect	Bear, Stearns	Bear Stearns
the purchases	Securities Corp	Securities Corp.
Number of shares purchased as part of a publicly announced repurchase program	32,500	243,200
Maximum number of shares that remain to be purchased under the program	1,223,800	1,223,800

At June 30, 2003, 429,987 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost of $13.55 per share including commissions. Also, included in the “Common shares held in treasury, at cost” caption of the balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at June 30, 2003 was 562,923.

E.	Severance Charges

The Company recorded severance charges of $535 pretax, or $0.02 per share after taxes, at June 30, 2003. Approximately 2 percent of the workforce, or 14 individuals, were affect by the workforce reduction. Charges include salaries per each individual’s severance agreement, payroll taxes, health insurance and pension costs. At June 30, 2003, $535 was included in the consolidated balance sheet under the caption “Accrued payroll and related expenses” for these charges.

The Company recorded severance charges of $1,461 pretax, or $0.06 per share after taxes, at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individual’s severance agreement, payroll taxes, health insurance and pension costs. At June 30, 2002, $1,461 was included in the consolidated balance sheet under the caption “Accrued payroll and related expenses” for these charges. The entire $1,461 was paid in cash subsequent to June 30, 2002.

F.	Accounting for Derivatives and Hedging Activities

In accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and subsequent amendments, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales and intercompany accounts receivable, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the operating revenues and expenses are recorded. The Company also currently utilizes an interest rate swap instrument to mitigate the risk of interest rate changes. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2003, the forward exchange forward contracts were designed as foreign currency hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense.

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

G.	Comprehensive Loss

Comprehensive loss for the three and nine months ended June 30, 2003 and 2002 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net loss	$(1,926)	$(889)	$(3,356)	$(3,832)
Unrealized (loss) gain on value of derivative securities	(9)	(101)	(97)	25
Hedge ineffective on value of derivative securities	—	105	—	105
Net unrealized investment gains (losses)	(42)	123	(201)	(48)
Foreign currency translation adjustments	60	444	464	116

Comprehensive loss	$(1,917)	$(318)	$(3,190)	$(3,634)

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net sales:
United States	$8,040	$11,176	$24,255	$26,645
Europe	7,975	7,950	25,722	24,426
Pacific Basin	6,773	5,715	23,161	14,438
Other	2,476	1,188	4,277	2,990

	$25,264	$26,029	$77,415	$68,499

	At June 30,		At September 30,
	2003	2002	2002

Long-lived assets:
United States	$21,698	$18,968	$19,197
Germany	3,851	3,063	3,302
Other	733	585	680

	$26,282	$22,616	$23,179

I.	Guarantor’s Disclosure Requirements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Guarantee of original lease:

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,151 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties:

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues.

A reconciliation of the estimated changes in the aggregated product warranty liability is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2003	June 30, 2003

Beginning Balance	$1,378	$1,415
Accruals for warranties issued during the period	451	1,171
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	81	(150)
Settlements made (in cash or in kind) during the period	(437)	(963)

Balance at June 30, 2003	$1,473	$1,473

J.	Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated results or financial position, as it currently has no financial instruments to which this standard applies.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the provisions of FIN 46 will have a material impact on its consolidated results or financial position, as it currently has no variable interest entities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In Thousands of Dollars)

General

     Keithley Instruments, Inc. business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. References herein to the “Company”, “Keithley”, “Management” or “We” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

Critical Accounting Policies and Estimates

     Management has identified the Company’s “critical accounting policies”. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.

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

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard, which approximates actual cost on a first-in, first-out basis. We periodically review our recorded inventory and estimate a reserve for obsolete or slow-moving items. Such estimates are difficult to make under current economic conditions. If actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. If actual market conditions are more favorable than anticipated, our cost of sales will be lower than expected in that period.

Income taxes:

     The provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. The quarterly provision for income taxes or benefits is based upon an estimate of pretax financial accounting income or loss for the full year in each of the jurisdictions in which we operate, and is impacted by various differences between financial accounting income or loss and taxable income or loss. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.

Stock compensation plans:

     We have two active stock option plans and one inactive plan. We also have an employee stock purchase plan. We have chosen the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model and actual results could differ materially from these estimates. Recently, the FASB indicated that it would require all companies to expense stock options. It plans to issue an exposure draft later this year that could become effective in 2004. Until the new Statement is issued, the provisions of SFAS 123 remain in effect. (See Note C.)

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

The Company reported a net loss for the third quarter of fiscal 2003 of $1,926, or $0.12 per share. This compares to a loss of $889, or $0.06 per share, in last year’s third quarter. These results include severance charges of $0.02 per share and $0.06 per share in the third quarter of fiscal 2003 and 2002, respectively. (See Note E.)

Net sales of $25,264 for the third quarter of fiscal 2003 decreased 3 percent from $26,029 last year. Sales decreased 28 percent in the United States, were flat in Europe, but increased 19 percent in the Pacific Basin region. Total export sales excluding Europe increased 34 percent. Without the benefit of favorable currency adjustments, net sales would have decreased 7 percent from the prior year’s quarter. Sequentially, sales decreased 3 percent from the second quarter.

The third quarter’s orders represent our second strongest order quarter in two years, after last year’s third quarter, driven primarily by significantly stronger orders in Asia and the semiconductor industry. Orders of $30,075 for the quarter decreased 3 percent from last year’s third quarter orders of $30,883. Geographically, orders were down 22 percent in the United States, flat in Europe and up 43 percent in the Pacific Basin. Strong orders in Japan and Korea more than offset lower orders in China during May and June due to the SARS virus. Compared to the prior year’s third quarter, orders from semiconductor customers decreased 20 percent, wireless communications customers decreased 5 percent, while orders from electronic components and subassembly manufacturers increased 20 percent, and research and education customers increased 30 percent. Sequentially, orders increased 22 percent from the second quarter due to strong orders from semiconductor, and research and education customers. Order backlog increased $4,617 to $16,328 at June 30, 2003 from $11,711 at March 31, 2003.

Cost of goods sold as a percentage of net sales increased to 46.8 percent from 43.3 percent in the prior year’s third quarter. The increase was due to higher costs related to the lean manufacturing start-up and an unfavorable product mix. This was partially offset by higher margins in Europe due to a 19 percent weaker dollar, as well as better margins in Japan as a result of moving to a direct sales force. The Company’s hedging activities increased cost of good sold as a percentage of sales by 0.4 percentage points and 0.5 percentage points in the 2003 and 2002 quarter, respectively.

Selling, general and administrative expenses of $12,666, or 50.1 percent of net sales, increased $1,259, or 11 percent, from $11,407, or 43.8 percent of net sales, last year. The increase was due to a 19 percent weaker dollar versus European currencies, which resulted in higher cost in Europe, costs related to our Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) system implementations, higher product advertising costs and higher commissions in certain countries outside the United States where we are utilizing a contract sales force.

Product development expenses of $3,488, or 13.8 percent of net sales, decreased less than 2 percent from $3,551, or 13.6 percent of net sales, last year. Higher costs relating to the recruiting and relocation of a key manager were offset by lower pilot production costs and higher transfers to manufacturing for lean manufacturing start-up costs.

We recorded severance charges of $535 pretax, or $0.02 per share after taxes, at June 30, 2003. Approximately 2 percent of the workforce, or 14 individuals, were affect by the workforce reduction. Charges include salaries per each individual’s severance agreement, payroll taxes, health insurance and pension costs. We recorded severance charges of $1,461 pretax, or $0.06 per share after taxes, at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individual’s severance agreement, payroll taxes, health insurance and pension costs. (See Note E.)

Net financing income was $77 for the third quarter of fiscal 2003 versus $253 in the prior year. Lower interest rates and lower average cash and short-term investments levels accounted for the decrease.

We recorded a tax benefit for the quarter at a 39.2 percent rate. Last year’s third quarter tax benefit was recorded at a 36.3 percent rate. The 2003 tax benefit rate is more favorable due to the release of a valuation allowance associated with our Japanese operations.

Nine Months Ended June 30, 2003 Compared with Nine Months Ended June 30, 2002

The net loss for the 2003 nine-month period was $3,356, or $0.22 per share, compared to a net loss of $3,832, or $0.24 per share, last year.

Net sales of $77,415 increased 13 percent from $68,499 reported for the nine-month period last year. Sales decreased 9 percent in the United States, but increased 5 percent in Europe and 60 percent in the Pacific Basin from the prior year.

Orders of $77,717 for the nine months ending June 30, 2003, increased 6 percent from $73,620 last year. Geographically, orders decreased 10 percent in the United States and 3 percent in Europe, but increased 51 percent in the Pacific Basin. For the first nine months, semiconductor orders comprised approximately 30 percent of the total, research and education made up about 20 percent, electronic components and subassembly manufacturers comprised about 20 percent, and wireless communications made up about 15 percent of the total.

Cost of goods sold as a percentage of net sales increased to 45.6 percent compared with 44.2 percent in the prior year’s nine-month period. The increase was due to higher costs related to the lean manufacturing start-up and unfavorable product mix, partially offset by higher margins in Japan as a result of going direct and better margins in Europe due to a weaker dollar. The Company’s hedging activities increased cost of good sold as a percentage of sales by 0.3 percentage points in the 2003 nine-month period, and less than 0.1 percentage points in the prior year’s period.

Selling, general and administrative expenses of $37,385, or 48.3 percent of net sales, increased 14 percent from $32,926, or 48.1 percent of net sales, in the same period last year. The increase was due to higher costs in Europe resulting from the weaker dollar, higher costs associated with the Japanese sales office that opened April 1, 2002, additional costs associated with the ERP and CRM implementations, and higher costs related to the U.S. sales force during the first quarter as we paid commissions to sales representatives and salaries to our own sales employees.

Product development expenses for the first nine months of fiscal 2003 were $10,080, or 13.0 percent of net sales, down 5 percent from $10,560, or 15.4 percent of net sales, in the prior year. The decrease was due to higher transfers to manufacturing for lean manufacturing start-up costs and lower development supplies.

We recorded severance charges of $535 pretax, or $0.02 per share after taxes, at June 30, 2003. Approximately 2 percent of the workforce, or 14 individuals, were affect by the workforce reduction. Charges include salaries per each individual’s severance agreement, payroll taxes, health insurance and pension costs. We recorded severance charges of $1,461 pretax, or $0.06 per share after taxes, at June 30, 2002. Approximately 7 percent of the worldwide work force, or 44 individuals, were affected by the reduction in force, the majority of which were in manufacturing. The charges include salaries and vacation per each individual’s severance agreement, payroll taxes, health insurance and pension costs. (See Note E.) At June 30, 2003, we employed 603 people on a worldwide basis versus 615 at the end of March 2003 and 649 at June 30, 2002. We hired approximately 25 individuals during the current fiscal year as a result of having our own sales force in the United States. Without those hires, the total number of employees would be down approximately 71 people from a year ago.

Net financing income was $383 for the current year’s nine-month period versus $765 last year. Lower interest rates and lower average cash and short-term investments levels accounted for the decrease.

We recorded a tax benefit for the first nine months of fiscal 2003 at a 39.0 percent effective rate. Last year’s effective tax benefit rate was 35.5 percent for the nine-month period. The 2003 tax benefit rate is more favorable due to the release of a valuation allowance associated with our Japanese operations.

Liquidity and Capital Resources

Cash used in operations was $7,582 for the third quarter and $8,357 for the nine months ended June 30, 2003. Additionally, we used $3,474 for capital expenditures, $1,689 to pay dividends, and $2,774 to repurchase our Common Shares for the nine-month period in fiscal 2003. We received $1,060 as proceeds pursuant to employee stock purchase plans and sold a net $1,614 of short-term investments for the 2003 nine-month period. At June 30, 2003, cash and cash equivalents totaled $8,875, a decrease of $7,486 during the quarter and $12,832 since September 30, 2002. Short-term investments totaled $26,262 at June 30, 2003, a decrease of $1,362 during the quarter and $1,909 since September 30, 2002. Short-term debt totaled $625 at June 30, 2003, and there was no long-term debt.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand. At June 30, 2003, available unused lines of credit with domestic and foreign banks totaled $14,375, all of which were short term.

Status of Business Initiatives and Other Matters

During the course of the past two years, we have implemented programs to strengthen our business as we waited for the electronics industry to recover. Our strong balance sheet has provided the financial strength, as well as the confidence, to pursue these initiatives. We believe our strategy is sound. We are clear on who our customers are and what applications we want to serve. However, the upturn has been slower to arrive than anticipated, and we can no longer wait for the upturn to help return the Company to profitability and cash generation. Therefore, strengthened by our completed initiatives of the past two years, we have acted to reduce costs to return to profitability in fiscal year 2004.

Part of our expected cost savings will come from improvements in gross margins. During the last year, we made major changes to the way we purchase and manufacture as we adopted lean manufacturing principles. While we have seen some of the benefits of lean, such as increased turns and lower inventory balances, overall manufacturing costs have increased. The next phase of the lean implementation involves fine-tuning processes and improving execution. We expect to see improvements in gross margins during fiscal 2004.

During the quarter we won an important benchmark from a large semiconductor manufacturer in Japan. This customer has selected the Keithley S630 DC/RF Parametric Test system to support development of its newest generation of semiconductors. We have not yet received a large volume of orders; however, we view this win as a significant development in partnering with a leading edge semiconductor manufacturer that is often seen as setting the standard in the industry.

We are also updating several other initiatives undertaken:

•	We are reprioritizing business initiatives and further de-emphasizing some areas such as optoelectronics applications in the communications sector,

•	We made good progress working with customers to gain design wins for our Model 2800 RF Power Analyzer,

•	We reported increasing momentum from the recently announced structural change in our United States sales force,

•	As part of our succession planning efforts, the Company promoted three individuals to the officer level. We also hired a Vice President of new product development,

•	We went live with the first phase of our worldwide ERP implementation, with no significant business interruptions,

•	We will continue to fully implement ERP and our CRM systems throughout the remainder of the year and into fiscal year 2004.

Outlook

The cost cutting actions and improvements to our lean manufacturing process are expected to result in annualized cost savings of approximately $6,000 beginning in fiscal year 2004. Not all of the cost savings will be evident in the results, as we expect these savings to be partially offset by normal cost increases in fiscal 2004. In conjunction with the reduction in force, we expect to record approximately $200 of additional charges in the September 2003 quarter.

While conditions throughout the electronics industry have improved, the outlook remains hard to predict. Our sales are order dependent, and we are currently estimating sales for the September quarter to range between $25,000 and $28,000. Including the additional severance charge, we would expect a pretax loss in the teens as a percentage of sales computed at the low end of the sales range. At the high end of the sales range, we would expect a loss in the single digits as a percentage of sales.

Factors That May Affect Future Results

Statements included in the sections entitled “Liquidity and Capital Resources”, “Status of Business Initiatives and Other Matters”, and “Outlook” of Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere constitute “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Some of the factors that may affect future results are discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to global economic and market conditions, including the current conditions affecting the results of our customers in certain segments of the electronics industry. The current economic downturn resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand and excess manufacturing capacity. Although some segments of these industries have shown recent signs of stabilization, others, especially in the optoelectronics segment of the communications industry, continue to be very weak. The ultimate severity of this downturn, and how long it will last, is unknown. Demand in our markets remains volatile so the underlying trend is uncertain. Our results have been and could continue to be adversely affected depending upon future business conditions in these industries. The Company has been experiencing some pricing pressures from our customers, which could reduce gross margins. In addition, our orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future.

We are managing our cost structure to reduce overall costs, as well as reallocate resources to areas that we feel will provide the best long-term benefit to our customers and shareholders. If we fail to cuts costs and reallocate expenses in a timely manner, operating results will be adversely affected. In addition, notwithstanding such measures, a continuing decline in the economy that adversely affects our customers would likely adversely affect our business.

Our business relies on the development of new high technology products and services to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We incur significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future.

In many cases our products compete directly with those offered by other manufacturers. If any of our competitors were to develop products or services that are more cost-effective or technically superior, demand for the our product offerings could slow.

Our success depends to a significant degree upon the continued service of our key executive, sales, development, marketing and operational personnel. Although we believe our salaries and benefits are competitive, there can be no assurance that we will be successful in retaining our existing key personnel. Failure to retain key personnel could have a material adverse effect on our results of operations.

Our products contain large volumes of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. Although we do not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, our inventory is subject to risks of changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.

We currently have subsidiaries or sales offices located in approximately 15 countries outside the United States, and non-U.S. sales accounted for over two-thirds of our revenue during the first nine months of fiscal 2003. Our future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and other acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential for a reoccurrence of the SARS virus.

We began to implement a lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We incurred start-up costs during the first nine months of fiscal 2003, which adversely affected gross margins. The next phase of the lean implementation involves fine-tuning processes and improving execution. Our results, as well as the benefits we expect to derive from lean manufacturing, could be adversely affected if we are unable to effectively implement the next phase of the lean manufacturing initiative.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2003 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. As of June 30, 2003, we had established a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

On January 1, 2003, we began to use our own employees, rather than sales representatives, to sell our products in the United States. We believe we have regained the momentum lost during the transition period, and expect the momentum will continue to build. However, this action raised our fixed costs and our results could be adversely affected during times of depressed sales.

Throughout fiscal 2003 and 2004, we will be implementing ERP and CRM systems. Our results could be adversely affected if we are unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

We have several stock-based compensation plans for employees and non-employee Directors. We currently adhere to the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as such, no compensation cost has been recognized in the financial statements for the stock option plans and the stock purchase plan. We are currently monitoring the recent discussions related to anticipated regulations regarding the accounting treatment for stock options. We will comply with any changes in the accounting for stock options required by the Financial Accounting Standards Board, which would result in lower earnings.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to a variety of risks, including foreign currency fluctuations, interest rate fluctuations and changes in the market value of its short-term investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and interest rates.

The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore our results of operations, financial position or cash flows.

The Company also has an interest rate swap instrument originally entered into to mitigate the risk of interest rate changes related to long-term debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable rate debt; however, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in the fair market value of the interest rate swap are recorded in the Company’s records as income or expense. The instrument expires September 19, 2005. In management’s opinion, a 10 percent adverse change in interest rates would not have a material effect on this instrument and therefore on our results of operations, financial position or cash flows.

The Company maintains a short-term investment portfolio consisting of United States government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, a 10 percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Quarterly Report, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following exhibits are filed herewith:

Exhibit
31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)/15d-14(a)
31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)/15d-14(a)
32(a)*	Certification of Joseph P. Keithley pursuant to 18 U.S.C. Section 1350
32(b)*	Certification of Mark J. Plush pursuant to 18 U.S.C. Section 1350

*	Pursuant to Securities and Exchange Commission Release No. 34-47551, these exhibits accompany this Report, but are not deemed to be filed as part of the Report.

     (b)  Reports on Form 8-K. The Company filed a copy of a press release dated April 17, 2003 reporting its financial results for the second quarter of its fiscal year 2003, which ended March 31, 2003 on a Form 8-K under Item 9 — Regulation FD Disclosure and Item 12 — Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: August 13, 2003	/s/ Joseph P. Keithley Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	/s/ Mark J. Plush Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)