Form 10-K
period 2003-09-30
KEITHLEY INSTRUMENTS INC
filed 2003-12-24
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2003	Commission file number 1-9965

KEITHLEY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28775 Aurora Road, Solon, Ohio	44139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (440) 248-0400

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, Without Par Value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $140.1 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.2 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $140.3 million at March 31, 2003, the registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2003, which was $10.81.

As of December 3, 2003, there were outstanding 13,418,202 Common Shares, without par value (net of shares held in treasury), and 2,150,502 Class B Common Shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting to Shareholders to be held on February 14, 2004 (the “2004 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.

10-K Annual Report

PART I.

ITEM 1 - BUSINESS.

General

Keithley Instruments, Inc. is a corporation that was founded in 1946 and organized under the laws of the State of Ohio on October 1, 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the “Company,” “Keithley,” “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.

Our website is www.keithley.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through our website as soon as reasonably practicable after making such filings.

Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2003, approximately 30 percent of our orders were received from the semiconductor industry. Approximately 21 percent came from research and education customers. Approximately 17 percent came from the wireless customer group. Approximately 18 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computer and peripherals, medical equipment, aerospace and defense, and manufacturers of components other than optoelectronic components. Less than 5 percent came from the optoelectronics customer group, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

Business Strategy

Our strategy for sales growth is straightforward. We have focused our efforts on identifying test applications in segments of the electronics industry that have high rates of technology change, long-term growth in demand, a meaningful market size, and leverage to our measurement capabilities and/or other test applications. Additionally, new products are an important factor in our sales growth strategy.

We work closely with our customers to build partnerships in order to anticipate their current and future measurement needs. A thorough understanding of their applications coupled with our precision measurement technology enables us to add value to our customers’ processes, improving the quality, throughput and yield of their products, as well as to determine which test applications we will choose to serve. We also can increase sales by adding new customers to our existing customer base utilizing our applications expertise. In addition to production test customers, we also recognize the importance of traditional research customers. Whether these customers are doing basic or applied research in a university or an industrial laboratory, they give us a first-hand look at new industry trends and technologies, and they permit us to establish long-lasting relationships.

We leverage our applications expertise and product platforms to other industries. Keithley technology is deployed in hundreds of applications where the most accurate and precise measurements are required, known as “high-reliability” measurements, in such fields as high-performance production test, military/aerospace, medical electronics and automotive electronics. By concentrating on interrelated industries and product technologies, we are able to gain unusual insight into measurement problems experienced by one set of customers that can be solved for others. Our applications knowledge and technology solutions in one area build credibility as we expand to related fields, often using the same measurement platforms that are proven among a variety of customers.

We regularly invest 10 to 13 percent of net sales on developing new products. We believe this gives us a competitive advantage by delivering a solution that meets customer needs without adding features and costs that are not required or desired by the customer.

Product Offerings

We have approximately 500 products used to source, measure, connect, control or communicate DC, RF or optical signals. Product offerings include integrated systems solutions and instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $250,000 to $500,000 depending upon the configuration specified by the customer. Our semiconductor characterization system ranges in price from $30,000 to $75,000 depending upon the configuration and options. Bench-top instruments generally range in price from $1,000 to $10,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. Switch systems generally range in price from $15,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and machine builders and system integrators in production test. Selling prices generally range from $200 to $4,000.

New Products During Fiscal Year 2003

We develop new products for specific industry applications and for general purposes to serve a larger customer constituency. New products introduced during fiscal 2003 included the following:

We introduced two new products specifically designed to serve the wireless industry. The Model 2800 RF Power Analyzer was engineered for high speed testing of wireless phones, RFIC power amplifiers and related RF devices. The Model 2306-VS dual channel fast transient power supply was designed to meet the evolving test needs of handset and cellular component manufacturers.

We introduced two new products to serve the optoelectronics industry. The 4500-MTS modular test system serves high speed, high channel count optoelectronic device test applications. Typical applications include testing fiberoptic telecommunication system components, such as tunable laser diodes, laser diode modules, Raman amplifier pump laser modules, and other active optoelectronic devices. Our System 25 kits are fully customizable test system kits for light-current-voltage characterization of laser diodes and assembled laser diode modules.

We continued to expand our product offering for research and education customers with the addition of the Model 6487 picoammeter/voltage source. The Model 6487 is a cost-effective solution for applications such as ion beam current measurements, radiation monitoring, characterization of optoelectronic and semiconductor devices, optical fiber alignment, and high resistance material screening. This instrument is also of interest to original equipment manufacturers, or OEMs, and system integrators who require voltage stimulated low-level current measurements in their test systems.

We also expanded the capabilities of our Model S630DC/RF Automated Parametric Test (APT) System for integrated DC and RF wafer measurements with 40GHz RF measurement capabilities. These capabilities remove a major barrier to accurate characterization of ultra-thin gate dielectrics in advanced semiconductor devices.

Geographic Markets and Distribution

During fiscal 2003, all of the Company’s products were manufactured in Ohio and were sold throughout the world in over 70 countries. The Company’s principal markets are the United States, Europe and the Pacific Basin.

In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the U.S., we market our products directly in countries in which we have sales offices and through distributors or manufacturers representatives in other countries. Keithley has subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Italy and Japan. We also have sales offices in Belgium, Finland, Sweden, China, Korea, Taiwan, India and Singapore. Sales in markets outside the above named locations are made through independent sales representatives and distributors.

Sources and Availability of Raw Materials

Our products require a wide variety of electronic and mechanical components, most of which are purchased. We have multiple sources for the vast majority of the components and materials we use; however, there are some instances where the components are obtained from a sole-source supplier. If a sole-source supplier ceased to deliver, we could experience a temporary adverse impact on operations; however, we believe alternative sources could be developed quickly. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available as needed.

Patents

Electronic instruments of the nature we design, develop and manufacture cannot generally be patented in their entirety. Although we hold patents with respect to certain of our products, we do not believe our business is dependent to any material extent upon any single patent or group of patents, because of the rapid rate of technological change in the industry.

Seasonal Trends and Working Capital Requirements

Although we are not subject to significant seasonal trends, portions of the business are cyclical, particularly those areas tied to the global communications and broadband sectors. The softness in the electronics industry has adversely effected the Company’s business. We do not have any unusual working capital requirements.

Customers

Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2003, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.

Backlog

Our backlog of unfilled orders amounted to approximately $14,506,000 as of September 30, 2003 and approximately $14,777,000 as of September 30, 2002. We expect that substantially all of the orders included in the 2003 backlog will be delivered during fiscal 2004. However, past experience indicates that a portion of orders included in backlog may be canceled; however, we do not believe that cancellations will materially affect our future sales or net income.

Competition

The Company competes on the basis of quality, performance, service and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. In general, we compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc.

Research and Development

Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $13,488,000 in 2003, $13,987,000 in 2002 and $14,667,000 in 2001, or approximately 13%, 14% and 10% of net sales, respectively, for each of the last three fiscal years.

Government Regulations

We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees

As of September 30, 2003, the Company employed approximately 608 persons, 131 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement and we believe that relations with our employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Keithley has significant revenues from outside the United States, which increase the complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climate is generally stable.

ITEM 2 - PROPERTIES.

The Company’s principal administrative, sales, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The two buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility is currently being leased to others, but is available for expansion should additional space be required. The Company also maintains a number of sales and service offices in the United States and overseas. We believe the facilities owned and leased are well maintained, adequately insured and suitable for their present and intended uses.

ITEM 3 - LEGAL PROCEEDINGS.

We are subject to various litigation matters and claims that occur in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on the financial position or results of operations of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Certain information regarding our executive officers is set forth below:

Name	Position	Age
Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	54

Philip R. Etsler	Vice President, Human Resources	53

Alan S. Gaffney	Vice President, Commercial Marketing and Information Systems	33

Mark A. Hoersten	Vice President, Business Management	45

Larry L. Pendergrass	Vice President, New Product Development	48

John A. Pesec	Vice President, Worldwide Sales and Support	43

Mark J. Plush	Vice President and Chief Financial Officer	54

Linda C. Rae	Senior Vice President and General Manager	38

Gabriel A. Rosica	Executive Vice President	63

Joseph P. Keithley was elected Chairman of the Board of Directors in February 1991. He was elected Chief Executive Officer in November 1993, and President in May 1994. He has been a Director since 1986, and was elected Vice Chairman of the Board in February 1988. Mr. Keithley joined the Company in 1976 and held various positions in production, customer service, sales and marketing prior to being elected Vice President of Marketing in 1986.

Philip R. Etsler has been Vice President, Human Resources since February 1990. He joined the Company in January 1986 as Personnel Director, which was an executive officer position.

Alan S. Gaffney was elected Vice President, Commercial Marketing and Information Systems in May 2003. He joined Keithley in July 1999 as Direct Marketing Manager. He became Director of Worldwide Communications and Marketing Support in May 2000. Prior to joining Keithley, Mr. Gaffney held the position of Sales and Marketing Manager at Diebold, Inc., a global provider of self-service transaction solutions, security systems and services to financial institutions, retailers, colleges and universities, healthcare facilities and utilities.

Mark A. Hoersten was elected Vice President, Business Management in May 2003. He joined Keithley in June 1980 as a Design Engineer and held various positions in product development and marketing until September 1997 when Mr. Hoersten became the Director of Marketing. He was promoted to Telecommunications Test Business Manager in July 1999, and General Manager in April 2001.

Larry L. Pendergrass joined Keithley in May 2003 as Vice President, New Product Development. Prior to joining Keithley, Mr. Pendergrass had over 20 years experience in research and development, product development, and manufacturing engineering in various roles, including Section Manager, Project Manager and Project Leader with Agilent Technologies and Hewlett-Packard.

John A. Pesec was elected Vice President, Worldwide Sales and Support in September 2002. Mr. Pesec joined Keithley in July 1990 and held various positions, including Director of Pacific Basin Operations from February 1995 to January 1998, Director Semiconductor Sales from January 1998 to March 1999, Director of Sales from March 1999 to April 2001, and Managing Director Worldwide Sales from April 2001 to September 2002.

Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998. Mr. Plush joined the Company in March 1982 as Controller and was elected an executive officer in February 1989.

Linda C. Rae was elected Senior Vice President and General Manager in May 2003. Ms. Rae joined Keithley in September 1995 as a Product Marketer and held various marketing positions including Component Test Business Manager from July 1999 to June 2000, Business Manager of Optoelectronics from June 2000 to April 2001, and General Manager from April 2001 to May 2003.

Gabriel A. Rosica was elected Executive Vice President in April 2001. He joined Keithley in February of 1996 as General Manager and became Senior Vice President in January 1997. Prior to joining the Company, Mr. Rosica was a member of the Company’s Board of Directors from 1993 to 1996. While serving on the Company’s Board, he held various positions with Bailey Controls Company, including Chief Operating Officer, Senior Vice President of Systems Operations, and Senior Vice President, Americas, Pacific & Far East of Elsag Bailey.

PART II.

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

	High	Low	Cash Dividends Per Common Share	Cash Dividends Per Class B Common Share
Fiscal 2003
First Quarter	$13.92	$8.01	$.0375	$.0300
Second Quarter	14.13	9.90	.0375	.0300
Third Quarter	15.20	10.60	.0375	.0300
Fourth Quarter	17.84	13.90	.0375	.0300

Fiscal 2002
First Quarter	$19.51	$13.55	$.0375	$.0300
Second Quarter	25.40	17.00	.0375	.0300
Third Quarter	23.10	13.70	.0375	.0300
Fourth Quarter	16.85	11.56	.0375	.0300

The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 1, 2003 was 2,529 and 4, respectively.

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in Item 8 of this Annual Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2003	2002	2001	2000	1999
Operating Results:
Net sales	$106,718	96,922	149,692	150,561	100,938
Gross margin	55.3%	56.2%	60.1%	61.1%	60.4%
(Loss) income before income taxes	$(4,361)	(5,046)	26,199	32,471	16,717
Net (loss) income	$(4,192)	(3,080)	17,392	21,045	13,708
Basic (loss) earnings per share	$(0.27)	(0.20)	1.11	1.43	0.92
Diluted (loss) earnings per share	$(0.27)	(0.20)	1.05	1.30	0.90

Common Stock Information:
Cash dividends per Common Share	$0.150	0.150	0.140	0.103	0.070
Cash dividends per Class B Common Share	$0.120	0.120	0.112	0.082	0.056
Weighted average number of sharesoutstanding-diluted	15,487	15,687	16,583	16,168	15,315

At fiscal year-end:
Dividend payout ratio	n/m	n/m	13.3%	7.9%	7.8%
Shareholders’ equity per share	$5.33	5.81	5.90	4.77	3.08
Closing market price	$14.15	12.15	14.35	70.00	7.09

Balance Sheet Data:
Total assets	$114,186	120,371	123,600	112,338	74,751
Current ratio	3.4	3.9	4.5	3.0	2.0
Long-term debt	—	—	3,000	3,000	3,000
Total debt	$409	539	3,000	3,225	3,000
Total debt-to-capital	0.5%	0.6%	3.1%	4.1%	6.4%
Shareholders’ equity	$84,763	92,448	93,946	75,773	43,781

Other Data:
Return on average shareholders’ equity	-4.7%	-3.3%	20.5%	35.2%	33.2%
Return on average total assets	-3.6%	-2.5%	14.7%	22.5%	18.8%
Return on net sales	-3.9%	-3.2%	11.6%	14.0%	13.6%
Number of employees	608	612	640	626	526
Sales per employee	$174.9	154.8	236.5	261.4	185.2

Cash flow:
Net cash (used in) provided by operating activities	$(6,530)	7,815	38,273	10,549	9,659
Noncash charges to income	$2,479	421	4,712	4,757	3,581

Ten-year compound annual growth rate:
Net sales	1.6%	0.2%	4.2%	4.1%	1.3%
Net income	n/m	n/m	15.2%	20.1%	12.7%

n/m	–	These ratios are not meaningful due to the reported net losses in 2003 and 2002. Share data in 1999 has been adjusted to reflect a two-for-one stock split in June 2000.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In Thousands of Dollars except for per share information.

Forward-Looking Statements

Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including our efforts involving lean manufacturing, ERP and CRM system implementations, cost reduction efforts, conditions of the electronics industry, general economic conditions, technology or other trends and known uncertainties. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Annual Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.

General

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2003, approximately 30 percent of total orders were received from the semiconductor industry. Approximately 21 percent came from research and education customers. Approximately 17 percent came from the wireless customer group. Approximately 18 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computer and peripherals, medical equipment, aerospace and defense, and manufacturers of components other than optoelectronic components. Less than 5 percent came from the optoelectronics customer group, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

Beginning in the second half of fiscal year 2001, an economic downturn affecting the worldwide electronics industry had a negative impact on many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and electronic components and subassemblies manufacturers. During fiscal 2003, conditions continued to negatively affect our customers and, therefore, our results. However, conditions throughout the electronics industry appear to have stabilized, and we noted an improved environment in the electronics industry during the fourth quarter of the fiscal year.

Effective April 1, 2002, we began serving our Japanese customers through a direct sales force, the majority of whom are Japanese nationals. Prior to April 1, 2002, we sold our products through a Japanese distributor, who in turn, sold them to end-customers. The effect on our results of operations of going direct in Japan was positive in 2003 as the operation was profitable for the fiscal year. The effect of going direct increased net sales and gross profits as we previously sold our products to the Japanese distributor at a discount. However, selling, general and administrative expenses increased.

Effective January 1, 2003, we began to sell our products in the United States through a direct sales force. Prior to January 1, 2003, we sold through sales representatives to whom we paid a commission. During the first quarter of fiscal 2003, we incurred approximately $600 in one-time costs as we paid both commissions to sales representatives and salaries to our own sales employees. We expect that selling through our own sales force in the United States will be favorable to earnings during times of strong U.S. sales and unfavorable during times of depressed U.S. sales as a greater portion of U.S. selling costs are now fixed.

Beginning near the end of fiscal 2002, we began to incur costs in preparation for the transition to new ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) software systems. We went live with ERP in the United States on May 1, 2003, with minimal disruptions to our business. We will continue our ERP and CRM implementations throughout the remainder of fiscal 2004. The financial impact of the ERP and CRM projects was a charge to selling, general and administrative expenses of approximately $735 in fiscal 2003 and approximately $12 in 2002, including depreciation expense of the software. Included in capital expenditures was $1,719 and $676 in fiscal 2003 and 2002, respectively, related to the ERP and CRM systems.

Over the last 12 to 18 months, we have made major changes to the way we purchase and manufacture as we have adopted lean manufacturing principles. While we had seen some of the benefits of lean, our overall manufacturing costs have increased. During the fourth quarter, we began our next phase of the lean implementation. This next phase involves fine-tuning our processes and improving our execution. We began to see improvements during the fourth quarter of fiscal 2003 in lowering our manufacturing costs and improving our manufacturing effectiveness.

Critical Accounting Policies and Estimates

Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.

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

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped under FOB shipping terms. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

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

Income taxes:

Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of federal, state and international pretax operating income, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. As of September 30, 2003, a valuation allowance against deferred tax assets had been established related to foreign tax credits and research and development credits, which may not be realized due to the uncertainty of future profit levels or foreign source income. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such credits are realized or until such credits expire. Our income tax (benefit) expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent upon forecasted future taxable income. Any reduction in estimated forecasted future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payments of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.

Pension plan:

Retirement benefit plans are a significant cost of doing business that represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As the rate of return on plan assets assumption is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, especially when markets are highly volatile. As of September 30, 2003, the expected long-term rate of return in the U.S. was 8.25% and 7.0% for the non-U.S. plan. We have analyzed the rates of return on assets used and determined that these rates are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective, as well as the plans’ asset mix between equities and fixed income investments. Assumed discount rates are used in measurements of the projected, accumulated, and vested benefit obligations and the service and interest cost components of net periodic pension cost. We make estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. As of September 30, 2003, the estimated discount rate in the U.S. was 6.25% and 6.0% for the non-U.S. plan. Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions for both the U.S. plan and non-U.S. plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Pension income or expense is allocated to Cost of goods sold, Selling, general and administrative expenses, and Product development expenses in the Consolidated Statements of Operations.

Stock compensation plans:

We have two active stock option plans and an employee stock purchase plan. We have chosen the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model and actual results could differ materially from these estimates. We currently use the Black-Scholes model to value options. Recently, the Financial Accounting Standard Board (“FASB) indicated that it may require all companies to expense stock options. It plans to issue an exposure draft in early 2004 that could become effective in 2005.

Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.

Percent of net sales for the years ended September 30:

	2003	2002	2001
Net sales	100.0	100.0	100.0
Cost of goods sold	44.7	43.8	39.9
Selling, general and administrative expenses	46.4	46.5	33.6
Product development expenses	12.6	14.4	9.8
Severance charges	0.8	1.5	—
Net financing income	(0.4)	(1.0)	(0.8)

(Loss) income before income taxes	(4.1)	(5.2)	17.5
Income (benefit) taxes	(0.2)	(2.0)	5.9

Net (loss) income	(3.9)	(3.2)	11.6

The net loss for 2003 was $4,192, or $0.27 per share. These results include $1,822, or $0.12 per share, in the income tax provision for the establishment of a tax valuation allowance. They also include $845 pretax, or $0.03 per share after taxes, for severance charges. The net loss for 2002 was $3,080, or $0.20 per share. Included in the 2002 results were severance charges of $1,461 pretax, or $0.06 per share after taxes. Net income was $17,392, or $1.05 per share on a diluted basis, in 2001.

Net sales were $106,718 in 2003 compared with $96,922 in 2002 and $149,692 in 2001. Net sales increased 10% in 2003 from 2002 with approximately half of the increase due to a weaker U.S. dollar versus foreign currencies. Net sales decreased 35% in 2002 from 2001. The decrease in 2002 would have been approximately 1% greater excluding the effect of a weaker U.S. dollar versus foreign currencies. We experienced strong double-digit growth in the first half of fiscal 2001, as the electronics industry and the targeted industries we serve, in particular, the semiconductor, wireless communications and optoelectronics industries, were growing. However, the downturn in the electronics industry had a negative effect on results for the remainder of fiscal 2001, all of 2002 and into 2003. As fiscal 2003 progressed, we noted stabilizing conditions and the start of a soft recovery in the electronics industry. Geographically, sales were down 10% in the United States, up 13% in Europe, and up 45% in the Pacific Basin region during 2003. In 2002, sales were down 42% in the United States, 32% in Europe, and 24% in the Pacific Basin region from 2001.

Cost of goods sold as a percentage of net sales was 44.7%, 43.8% and 39.9% in 2003, 2002 and 2001, respectively. The increase in 2003 was due to higher costs related to the lean manufacturing startup and a less favorable product mix, partially offset by higher margins in Japan as a result of going direct, and better margins in Europe due to a 16% weaker dollar. Cost of goods sold in 2002 was negatively impacted by product mix, as well as spreading fixed costs over lower manufacturing volumes. This was partially offset by a 7% weaker dollar. Foreign exchange hedging had a minimal effect on cost of goods sold in 2003, 2002 and 2001.

Selling, general and administrative expenses of $49,534 increased 10% in 2003 from $45,056 in 2002, and decreased 11% in 2002 from $50,384 in 2001. Selling, general and administrative expenses as a percentage of net sales were 46.4%, 46.5% and 33.6%, in 2003, 2002 and 2001, respectively. The increase in 2003 over 2002 was due primarily to higher sales and support costs related to the Japanese sales office that opened April 1, 2002, higher costs related to the U.S. sales force during the first quarter as we paid commissions to sales representatives and salaries to our own sales employees, higher costs in Europe due to a 16% weaker dollar, and additional costs associated with the ERP and CRM implementations. The decrease in 2002 was due primarily to lower discretionary spending, lower commissions on lower sales, and lower incentive compensation costs, offset partially by higher costs to open sales and support offices in the Pacific Basin.

Product development expenses of $13,488 decreased 4% from $13,987 in 2002, and decreased 5% in 2002 from $14,667 in 2001. Product development expenses as a percentage of net sales were 12.6%, 14.4% and 9.8%, in 2003, 2002 and 2001, respectively. The decrease in 2003 was due primarily to more engineering time being spent in manufacturing for lean manufacturing startup support. The decrease in 2002 from 2001 is the result of lower incentive compensation costs due to the net loss recorded in 2002, as well as lower discretionary spending.

During fiscal 2003, we recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5% of the worldwide work force. The majority of the individuals were in sales or sales support functions. During fiscal 2002, we recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance relating to a reduction in force of 44 individuals, or approximately 7 percent of the worldwide work force, the majority of whom were in manufacturing. The charges in both years include salaries and vacation pursuant to each individuals’ severance agreement, payroll taxes, health insurance and pension costs. Cash payments of $579 in 2003 and $1,224 in 2002 were made for severance. At September 30, 2003 and 2002, $503 and $237, respectively, was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets. (See Note J.)

We generated net financing income of $434 in 2003, $977 in 2002 and $1,257 in 2001. Lower interest rates and lower average cash and short-term investments levels accounted for the decrease in 2003. The decrease in 2002 was due to lower interest rates, despite having higher average cash and short-term investments in 2002 versus 2001.

We recorded a tax benefit for 2003 at a 3.9% effective rate. The benefit was lower than the statutory tax rate primarily due to the establishment of a valuation allowance for certain tax credits where we determined it is more likely than not that the deferred tax asset related to those credits would not be realized. (See Note I.) We recorded a tax benefit for 2002 at a 39.0% effective rate. The benefit was higher than the statutory tax rate due to foreign tax credit carryforwards. The effective tax rate for 2001 was 33.6%, and was lower than the statutory tax rate for federal, state and local taxes due to foreign sales corporation benefits.

Our financial results are affected by foreign exchange rate fluctuations. Generally, a weakening U.S. dollar causes the price of our products to be more attractive in foreign markets and favorably impacts our sales and earnings. A strengthening U.S. dollar has an unfavorable effect. This foreign exchange effect cannot be precisely isolated since many other factors affect our foreign sales and earnings. These factors include product offerings and pricing policies of Keithley and our competition, whether competition is foreign or U.S. based, changes in technology, product and customer mix, and local and worldwide economic conditions.

We utilize hedging techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations and balance sheet positions by entering into forward currency contracts. We do not speculate in foreign currencies or derivative financial instruments, and hedging techniques do not increase our exposure to foreign exchange rate fluctuations.

Liquidity and Capital Resources

Net cash used in operating activities was $6,530 in fiscal 2003. Cash and cash equivalents decreased $5,968 to $15,739 at September 30, 2003. Short-term investments decreased $8,101 to $20,070 at September 30, 2003. Cash and short term investments were used to purchase $4,039 of property, plant and equipment, to purchase 243,200 Common Shares through our stock repurchase program for $2,774, to pay $2,255 in dividends, to contribute $2,500 to the United States pension plan, and to fund the working capital needs of our business. Total debt of $409 at September 30, 2003 decreased $130 from September 30, 2002.

The Company’s credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($382 outstanding at September 30, 2003) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.25% on the total amount of the commitment. Additionally, we have a number of other credit facilities in various currencies aggregating $5,000 ($27 outstanding at September 30, 2003). We intend to extend the terms of the credit agreement with the bank or seek to enter into a new credit agreement to provide access to capital should the need arise beyond March 30, 2004.

At September 30, 2003, we had total unused lines of credit with domestic and foreign banks aggregating $14,591, all of which was short-term. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2003.

Our current stock repurchase program expires on December 31, 2003. Under the current program we may repurchase an additional 1,223,800 Common Shares through December 31, 2003. On December 4, 2003, the Board of Directors approved a new plan authorizing the repurchase of 2,000,000 Common Shares through December 31, 2006.

During 2004, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2004 are expected to approximate $4,000.

Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2003.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-Term Debt	$409	$409	$—	$—	$—
Operating Lease Obligations	4,377	1,708	1,973	415	281
Total Contractual Obligations	$4,786	$2,117	$1,973	$415	$281

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement became effective for the Company’s fourth quarter of fiscal 2003. The adoption of the provisions of this statement did not have a material effect on our consolidated results or financial position.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on our consolidated results or financial position. The required disclosure provisions of this statement are included in Note B to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to Keithley since the expense recognition provisions of SFAS No. 123 have not been adopted. We have adopted the disclosure provisions of SFAS No. 148. In October 2003, the FASB indicated that it would require all companies to expense stock options. It plans to issue an exposure draft in early 2004 that could become effective in 2005.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), subsequent to which certain amendments and clarifications were issued. FIN 46 requires a variable interest entity to be consolidated by a company if that company has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. We do not expect the provisions of FIN 46 to have a material impact on our consolidated results or financial position, as we currently have no variable interest entities.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The adoption of SFAS No. 149 did not have a material impact on our consolidated results or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for our fourth quarter of fiscal 2003. The adoption of this standard did not have a material impact on our consolidated results or financial position, as we currently have no financial instruments to which this standard applies.

Factors That May Affect Future Results

Statements included in the sections entitled “General,” and “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Letter to Shareholders in the Annual Report, and elsewhere in this report constitute “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected including those discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company is subject to global economic and market conditions, including the current conditions affecting the results of our customers in certain segments of the electronics industry. The current economic downturn resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries have been in a downward cycle characterized by diminished product demand and excess manufacturing capacity. Although some segments of these industries have shown recent signs of stabilization and/or improvement, others, especially in the optoelectronics segment of the communications industry, continue to be very weak. The ultimate severity of this downturn, and how long it will last, is unknown. Demand in our markets remains volatile so the underlying trend is uncertain. Our results have been and could continue to be adversely affected depending upon future business conditions in these industries. The Company has been experiencing some pricing pressures from our customers, which could reduce gross margins. In addition, our orders are cancelable by customers and consequently orders outstanding at the end of a reporting period may not result in realized sales in the future.

We are managing our cost structure to reduce overall costs, as well as reallocate resources to areas that we feel will provide the best long-term benefit to our customers and shareholders. If we fail to cuts costs and manage expenses in a timely manner, operating results will be adversely affected. In addition, notwithstanding such measures, a continuing decline in the economy that adversely affects our customers would likely adversely affect our business.

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

In many cases our products compete directly with those offered by other manufacturers. If any of our competitors were to develop products or services that are more cost-effective or technically superior, demand for our product offerings could slow.

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

We currently have subsidiaries or sales offices located in 15 countries outside the United States, and non-U.S. sales accounted for two-thirds of our revenue during fiscal 2003. Our future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and other acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential for a reoccurrence of the SARS virus.

We began to implement a lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We incurred start-up costs during fiscal 2002 and fiscal 2003, which adversely affected gross margins. The next phase of the lean implementation involves fine-tuning processes and improving execution. Our results, as well as the benefits we expect to derive from lean manufacturing, could be adversely affected if we are unable to effectively implement the next phase of the lean manufacturing initiative.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2004 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At September 30, 2003, we had a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

On January 1, 2003, we began to use our own employees, rather than sales representatives, to sell our products in the United States. We believe we have regained the momentum lost during the transition period, and expect the momentum will continue to build. However, this action raised our fixed costs and our results could be adversely affected during times of depressed sales.

Throughout fiscal 2004, we will continue our implementation of ERP and CRM systems. Our results could be adversely affected if we are unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

Other risk factors include but are not limited to changes in the mix of products sold, which affects our gross margins, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

To the Board of Directors and Shareholders of Keithley Instruments, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

December 11, 2003

Consolidated Statements of Operations

For the years ended September 30, 2003, 2002 and 2001 (In Thousands of Dollars Except for Per-Share Data)

	2003	2002	2001
Net sales	$106,718	$96,922	$149,692

Cost of goods sold	47,646	42,441	59,699
Selling, general and administrative expenses	49,534	45,056	50,384
Product development expenses	13,488	13,987	14,667
Severance charges	845	1,461	—
Investment income	(896)	(1,389)	(1,588)
Interest expense	462	412	331

(Loss) income before income taxes	(4,361)	(5,046)	26,199
(Benefit) provision for income taxes	(169)	(1,966)	8,807

Net (loss) income	$(4,192)	$(3,080)	$17,392

Basic (loss) earnings per share	$(0.27)	$(0.20)	$1.11

Diluted (loss) earnings per share	$(0.27)	$(0.20)	$1.05

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets

As of September 30, 2003 and 2002 (In Thousands of Dollars Except for Per-Share Data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$15,739	$21,707
Short-term investments	20,070	28,171
Refundable income taxes	519	954
Accounts receivable and other, net of allowances of $658 and $612 as of September 30, 2003 and 2002, respectively	15,607	14,140
Inventories:
Raw materials	7,842	7,184
Work in process	1,513	1,066
Finished products	1,859	1,862

Total inventories	11,214	10,112

Deferred income taxes	4,023	3,917
Prepaid expenses	1,088	1,178

Total current assets	68,260	80,179

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	15,813	15,642
Manufacturing, laboratory and office equipment	28,245	26,204

	45,383	43,171
Less-Accumulated depreciation and amortization	31,082	29,363

Total property, plant and equipment, net	14,301	13,808

Deferred income taxes	20,002	17,013
Other assets	11,623	9,371

Total assets	$114,186	$120,371

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$409	$539
Accounts payable	7,071	7,170
Accrued payroll and related expenses	4,661	4,380
Other accrued expenses	4,855	4,335
Income taxes payable	2,796	4,329

Total current liabilities	19,792	20,753

Other long-term liabilities	7,292	6,632
Deferred income taxes	2,339	538
Commitments and contingencies
Shareholders’ equity:
Common Shares, stated value $.0125: Authorized - 80,000,000; issued and outstanding - 13,760,558 in 2003 and 2002	172	172
Class B Common Shares, stated value $.0125: Authorized - 9,000,000; issued and outstanding - 2,150,502 in 2003 and 2002	27	27
Capital in excess of stated value	25,370	26,567
Earnings reinvested in the business	65,640	72,087
Accumulated other comprehensive income (loss)	98	(349)
Unamortized portion of restricted stock plan	(65)	(108)
Common Shares held in treasury, at cost	(6,479)	(5,948)

Total shareholders’ equity	84,763	92,448

Total liabilities and shareholders’ equity	$114,186	$120,371

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity

For the years ended September 30, 2003, 2002 and 2001 (In Thousands of Dollars Except for Per-Share Data)

	Common Shares	Class B Common Shares	Capital in excess of stated value	Earnings reinvested in the business	Accumulated other comprehensive income (loss)	Unamortized portion of restricted stock plan	Common Shares held in treasury	Total shareholders equity
Balance September 30, 2000	$172	$27	$17,160	$62,211	$(819)	$(196)	$(2,782)	$75,773

Comprehensive Income:
Net income				17,392
Translation adjustment					237
Minimum pension liability adj.					(44)
Net unrealized loss on derivative securities					(209)
Net unrealized investment gains					127
Total comprehensive income								17,503
Cash dividends:
Common Shares ($.14 per share)				(1,908)				(1,908)
Class B Common Shares ($.112 per share)				(241)				(241)
Shares issued under stock plans, net of taxes			5,534				2,925	8,459
Repurchase of Common Shares							(5,546)	(5,546)
Common Shares acquired for settlement of deferred Directors’ fees							(138)	(138)
Amortization						44		44

Balance September 30, 2001	172	27	22,694	77,454	(708)	(152)	(5,541)	93,946

Comprehensive Loss:
Net loss				(3,080)
Translation adjustment					101
Minimum pension liability adj.					(68)
Net unrealized gain on derivative securities					166
Realized gain on derivative securities					105
Net unrealized investment gains					55
Total comprehensive loss								(2,721)
Cash dividends:
Common Shares ($.15 per share)				(2,029)				(2,029)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes			3,873				2,538	6,411
Repurchase of Common Shares							(2,828)	(2,828)
Common Shares acquired for settlement of deferred Directors’ fees							(144)	(144)
Common Shares reissued in settlement of Director’s fees							27	27
Amortization						44		44

Balance September 30, 2002	172	27	26,567	72,087	(349)	(108)	(5,948)	92,448

Comprehensive Loss:
Net loss				(4,192)
Translation adjustment					777
Minimum pension liability adj.					96
Net unrealized loss on derivative securities					(153)
Net unrealized investment loss					(273)
Total comprehensive loss								(3,745)
Cash dividends:
Common Shares ($.15 per share)				(1,997)				(1,997)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes			(1,197)				2,388	1,191
Repurchase of Common Shares							(2,774)	(2,774)
Common Shares acquired for settlement of deferred Directors’ fees							(176)	(176)
Common Shares reissued in settlement of Director’s fees							31	31
Amortization						43		43

Balance September 30, 2003	$172	$27	$25,370	$65,640	$98	$(65)	$(6,479)	$84,763

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

For the years ended September 30, 2003, 2002 and 2001 (In Thousands of Dollars)

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(4,192)	$(3,080)	$17,392
Adjustments to reconcile net loss income to net cash provided by operating activities:
Depreciation	3,595	3,297	3,038
Deferred income taxes	(1,266)	(2,982)	1,516
Deferred compensation	150	106	158
Change in current assets and liabilities:
Refundable income taxes	497	5,296	4,813
Accounts receivable and other	(792)	916	15,795
Inventories	(930)	5,678	4,474
Prepaid expenses	91	3,309	998
Other current liabilities	(4,039)	(5,055)	(7,600)
Other operating activities	356	330	(2,311)

Net cash (used in) provided by operating activities	(6,530)	7,815	38,273

Cash flows from investing activities:
Capital expenditures	(4,039)	(3,412)	(3,438)
Purchase of investments	(6,248)	(13,220)	(20,884)
Proceeds from sale of investments	13,949	6,249	—
Other investing activities	—	48	4

Net cash provided by (used in) investing activities	3,662	(10,335)	(24,318)

Cash flows from financing activities:
Net (decrease) increase in short-term debt	(139)	543	(222)
Payment of long-term debt	—	(3,000)	—
Proceeds from sale of Common Shares	1,195	1,491	2,443
Purchase of Treasury Shares	(2,774)	(2,828)	(5,546)
Cash dividends	(2,255)	(2,287)	(2,149)

Net cash used in financing activities	(3,973)	(6,081)	(5,474)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	873	217	202

(Decrease) increase in cash and cash equivalents	(5,968)	(8,384)	8,683
Cash and cash equivalents at beginning of period	21,707	30,091	21,408

Cash and cash equivalents at end of period	$15,739	$21,707	$30,091

Supplemental disclosures of cash flow information
Cash (received) paid during the year for:
Income taxes	$1,991	$(6,007)	$4,973
Interest	193	162	78

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

Nature of operations

Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped under FOB shipping terms. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Advertising

Advertising production and placement costs are expensed when incurred. Advertising expenses were $7,000, $6,363 and $8,176 in 2003, 2002 and 2001, respectively.

Product development expenses

Expenditures for product development are charged to expense as incurred. These expenses include the cost of computer software, an integral part of certain products. Costs defined by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” are immaterial to the financial statements and have been expensed as incurred. We continually review the materiality and financial statement classification of computer software expenditures.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $3,595, $3,297 and $3,038 in fiscal 2003, 2002 and 2001, respectively.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the assets is greater than the pretax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the pretax present value of future cash flows expected to be provided by the asset.

Other accrued expenses

Included in the “Other accrued expenses” caption of the Consolidated Balance Sheets at September 30, 2003 and 2002, were $262 and $1,091, respectively, for commissions payable to outside sales representatives of the Company.

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

Included in the “Common Shares held in treasury, at cost” caption of the Consolidated Balance Sheets at September 30, 2003 and 2002, were shares repurchased through the Company’s share repurchase programs, net of shares reissued (see Note C), and shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at September 30, 2003 and 2002 was 535,888 and 459,075, respectively.

Income taxes

Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 2003, 2002 and 2001.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, pension plan assumptions, and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.

Earnings per share, including pro forma effects of stock-based compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2003	2002	2001
Net (loss) income in thousands	$(4,192)	$(3,080)	$17,392
Weighted average shares outstanding	15,487,435	15,686,557	15,724,423
Assumed exercise of stock options, weighted average of incremental shares	—	—	770,231
Assumed purchase of stock under stock purchase plan, weighted average	—	—	88,372

Diluted shares – adjusted weighted-average shares and assumed conversions	15,487,435	15,686,557	16,583,026
Basic (loss) earnings per share	$(0.27)	$(0.20)	$1.11
Diluted (loss) earnings per share	$(0.27)	$(0.20)	$1.05

The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	2003	2002	2001
Net (loss) income	$(4,192)	$(3,080)	$17,392
Add: Stock-based employee compensation expense included in reported loss/income, net of related tax effects	29	27	29
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,029)	(4,054)	(4,279)

Pro forma net (loss) income	$(8,192)	$(7,107)	$13,142

Pro forma (loss) earnings per share:
Basic	$(0.53)	$(0.45)	$0.84
Diluted	$(0.53)	$(0.45)	$0.79

Derivatives and Hedging Activities

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur. The Company also has an interest rate swap instrument, which expires September 19, 2005. The estimated fair value of the swap instrument is determined through quotes from the related financial institutions.

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2003, the forward exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense. The Company recorded income (expense) of $63 and $(346) in 2003 and 2002, respectively for the interest rate swap.

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

Recent accounting pronouncements

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement became effective for the Company’s fourth quarter of fiscal 2003. The adoption of the provisions of this statement did not have a material effect on our consolidated results or financial position.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on our consolidated results or financial position. The required disclosure provisions of this statement are included in Note B to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to Keithley since the expense recognition provisions of SFAS No. 123 have not been adopted. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), subsequent to which certain amendments and clarifications were issued. FIN 46 requires a variable interest entity to be consolidated by a company if that company has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. We do not expect the provisions of FIN 46 to have a material impact on our consolidated results or financial position, as we currently have no variable interest entities.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The adoption of SFAS No. 149 did not have a material impact on our consolidated results or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for our fourth quarter of fiscal 2003. The adoption of this standard did not have a material impact on our consolidated results or financial position, as we currently have no financial instruments to which this standard applies.

Note B - Guarantor’s Disclosure Requirements

Guarantee of original lease:

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,108 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties:

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues.

A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2003 is as follows:

Balance at September 30, 2002	$1,415
Accruals for warranties issued during the period	1,525
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(313)
Settlements made (in cash or in kind) during the period	(1,129)

Balance at September 30, 2003	$1,498

Note C - Repurchase of Common Shares

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

The following table summarizes the Company’s stock repurchase activity:

	2003	2002
Total number of shares purchased	243,200	195,500
Average price paid per share (including commissions)	$11.41	$14.47
Identity of broker-dealer used to effect the purchases	Bear Stearns Securities Corp.	Bear Stearns Securities Corp.
Number of shares purchased as part of a publicly announced repurchase program	243,200	195,500
Maximum number of shares that remain to be purchased under the program	1,223,800	1,467,000

At September 30, 2003, 398,837 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost of $13.55 per share including commissions.

Note D - Short-term Investments

The Company classifies its short-term investments as “available-for-sale,” which requires they be recorded at fair market value with the resulting gains and losses included in Accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets. Realized gains of $56 were recognized on sales of marketable securities in fiscal year 2003.

Short-term investments at September 30, 2003 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Money market and auction instruments	$1	$—	$—	$1
U.S. government and agency securities	3,023	5	(15)	3,013
Corporate notes and bonds	9,615	50	(68)	9,597
Mutual funds	7,569	—	(110)	7,459

Total short-term investments	$20,208	$55	$(193)	$20,070

Short-term investments at September 30, 2002 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Money market and auction instruments	$3,024	$—	$—	$3,024
U.S. government and agency securities	6,003	210	(1)	6,212
Corporate notes and bonds	14,536	154	(61)	14,629
Mutual funds	4,331	—	(25)	4,306

Total short-term investments	$27,894	$364	$(87)	$28,171

The mutual funds are comprised of investment-grade debt securities. The funds may invest in corporate, mortgage, asset-backed, municipal and U.S. government and agency securities. At September 30, 2003 and 2002, the securities, notes and bonds have maturity dates as follows:

	2003	2002
Less than 1 year	$7,458	$8,349
2 to 5 years	3,103	10,662
6 to 10 years	5,249	1,910
11 to 15 years	2,225	4,570
Greater than 15 years	2,035	2,680

Total short-term investments	$20,070	$28,171

Note E - Financing Arrangements

The Company’s credit agreement, which expires March 30, 2004, is a $10,000 debt facility ($382 and $0 outstanding at September 30, 2003 and 2002, respectively) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The three-month LIBOR interest rate was 1.2% and 1.8% at September 30, 2003 and 2002, respectively. The Company is required to pay a facility fee of 0.25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000 ($27 and $539 outstanding at September 30, 2003 and 2002, respectively). The principal on these facilities is due monthly with a 30-day rollover provision, and the weighted average interest was 5.0% for debt outstanding under these facilities at September 30, 2003.

At September 30, 2003, the Company had total unused short-term lines of credit with domestic and foreign banks aggregating $14,591. Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2003.

The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.4%, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized as paid over the term of the agreement. At September 30, 2003 interest rate levels, the swap requires the Company to make payments to the bank. The Company would pay the bank approximately $283 to terminate the agreement. In accordance with the provisions of SFAS 133, the interest rate swap is recorded on the Company’s Consolidated Balance Sheets at fair market value at September 30, 2003.

Note F - Foreign Currency

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

Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains (losses) from such foreign exchange transactions of $113, $79 and ($296) for 2003, 2002 and 2001, respectively.

At September 30, 2003, the Company had obligations under foreign exchange forward contracts to sell 1,900,000 Euros, 225,000 British pounds and 215,000,000 Yen at various dates through December 2003. In accordance with the provisions of SFAS 133, the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2003, the fair market value of the contracts represents a liability to the Company of $167. At September 30, 2002, the fair market value of the contracts represented an asset to the Company of $90.

Note G - Employee Benefit Plans

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost is shown below:

	2003	2002	2001
Service cost-benefits earned during the period	$1,499	$1,238	$953
Interest cost on projected benefit obligation	1,960	1,820	1,640
Actual (return) loss on assets	(674)	2,655	1,003
Net amortization and deferral	(1,680)	(4,945)	(3,219)

Net periodic pension cost	$1,105	$768	$377

The following table sets forth the funded status of the Company’s plans and the related amounts recognized in the Consolidated Balance Sheets at September 30, 2003 and 2002:

	United States Plan		Non-U.S. Plan*
	2003	2002	2003	2002
Change in projected benefit obligations:
Benefit obligation at beginning of year	$25,650	$23,146	$3,985	$3,704

Service cost	1,337	1,080	162	158
Interest cost	1,701	1,599	259	221
Actuarial loss (gain)	926	657	(370)	(301)
Benefits paid	(1,028)	(832)	(126)	(105)
Plan amendment	40	—		—
Foreign currency exchange rate changes	—	—	714	308

Benefit obligation at year end	$28,626	$25,650	$4,624	$3,985

Change in plan assets:
Fair value of plan assets at beginning of year	$23,568	$26,020	$724	$672
Actual return (loss) on pension assets	613	(2,620)	61	(35)
Employer contributions	2,600	1,000	27	46
Benefits paid	(1,028)	(832)	(18)	(15)
Foreign currency exchange rate changes	—	—	136	56

Fair value of plan assets at end of year	25,753	23,568	930	724

Funded status – under funded	(2,873)	(2,082)	(3,694)	(3,261)
Unrecognized actuarial (gain) loss	7,631	4,880	(445)	(35)
Additional employer contributions	—	100	—	—
Unrecognized prior service cost	1,227	1,363	40	38
Unrecognized initial net (asset) obligation	(97)	(140)	99	101

Prepaid pension assets (pension liability) recognized in the Consolidated Balance Sheets	$5,888	$4,121	$(4,000)	$(3,157)

*	The Company has purchased indirect insurance of $3,762, which is expected to be available to the Company as non-U.S. pension liabilities of $4,000 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $3,762 and $3,008 at September 30, 2003 and 2002, respectively, for this asset. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” this Company asset is not included in the non-U.S. plan assets.

The significant actuarial assumptions as of the year-end measurement date were as follows:

	2003	2002	2001
United States Pension Plan:
Discount rate	6.25%	6.75%	7.0%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.5%	4.5%	5.0%

Non-U.S. Pension Plan:
Discount rate	6.0%	6.0%	6.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in compensation levels	4.5%	3.0%	4.5%

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

In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $388, $397 and $718 in 2003, 2002 and 2001, respectively. Additionally, the Company has a profit sharing program, which includes all eligible worldwide employees. U.S. employee participants at their discretion may opt for a cash payout or may defer the bonus in the 401(k) plan. Non-U.S. employees receive a cash payout. Expense (income) related to the additional profit sharing program amounted to $0, $(255) and $906 in 2003, 2002 and 2001, respectively. The income in 2002 represents the true-up of expense recorded in 2001 based upon the final calculation of the profit sharing bonus.

The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. (Income) expense recognized for these benefits was ($194), $72, and ($15) for 2003, 2002 and 2001, respectively. Liabilities of $89 and $283 were accrued in the “Other long-term liabilities” caption on the Company’s Consolidated Balance Sheets to meet all SERP obligations at September 30, 2003 and 2002, respectively. The income in 2003 represents the reversal of a liability for a former participant.

Note H - Stock Plans

Stock Option Plans

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

The activity under all option plans was as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 30, 2000	2,092,622	$15.45	530,676	$5.33
Options granted at fair market value	667,500	20.53
Options granted above fair market value	5,000	13.47
Options exercised	(343,246)	4.34
Options forfeited	(26,450)	7.70

September 30, 2001	2,395,426	18.54	804,952	7.65
Options granted at fair market value	700,250	14.39
Options exercised	(83,237)	5.04
Options forfeited	(76,250)	27.26

September 30, 2002	2,936,189	17.70	1,327,715	15.39
Options granted at fair market value	694,550	15.35
Options exercised	(99,400)	3.74
Options forfeited	(131,000)	22.74

September 30, 2003	3,400,339	$17.44	1,831,702	$17.22

The options outstanding at September 30, 2003 have been segregated into ranges for additional disclosure as follows:

Outstanding				Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.38 - $4.13	719,595	5.48	$3.62	719,595	$3.62

$4.41 - $13.76	862,394	7.84	$11.78	250,094	$7.16

$14.79 - $16.12	592,500	9.76	$16.10	5,000	$15.01

$17.78 - $18.41	587,500	7.22	$18.36	337,750	$18.34

$18.72 - $66.75	638,350	7.06	$41.06	519,263	$40.21

	3,400,339	7.42	$17.44	1,831,702	$17.22

1993 Employee Stock Purchase Plan

On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option is also available for new employees. The purchase price for the mid-year enrollees is 85 percent of the lower or the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares are available for purchase under the plan. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During 2003, 75,867 shares were purchased by employees at a price of $10.63 per share. During 2002, 74,768 shares were purchased at a price of $14.37 per share.

Pro Forma Disclosure

See Note A for the pro forma effects had the Company adopted the fair value criteria provided in SFAS No. 123.

The pro forma weighted average fair value of options granted under stock option plans in 2003, 2002 and 2001 was $6.51, $5.85 and $10.37, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	4.2	3.7	4.2
Risk-free interest rate	2.5%	3.3%	4.6%
Volatility	54%	55%	66%
Dividend yield	1.0%	1.0%	0.8%

The pro forma weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2003, 2002 and 2001 was $5.24, $9.01 and $8.08, respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2003	2002	2001
Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	1.5%	2.7%	5.8%
Volatility	55%	58%	66%
Dividend yield	1.0%	0.9%	0.2%

Note I - Income Taxes

For financial reporting purposes, income before income taxes includes the following components:

	2003	2002	2001
United States	$(6,711)	$(3,744)	$21,486
Non-U.S.	2,350	(1,302)	4,713

	$(4,361)	$(5,046)	$26,199

The provision for income taxes is as follows:

	2003	2002	2001
Current:
Federal	$255	$363	$4,873
Non-U.S.	922	444	1,844
State and local	(80)	209	574

Total current	1,097	1,016	7,291

Deferred:
Federal	(873)	(2,900)	1,343
Non-U.S.	(393)	(82)	173

Total deferred	(1,266)	(2,982)	1,516

Total (benefit) provision	$(169)	$(1,966)	$8,807

Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2003	2002	2001
Federal income tax at statutory rate	$(1,552)	$(1,683)	$9,140
State and local income taxes	292	181	506
Tax on non-U.S. income	215	(317)	(643)
Foreign tax credit carryforwards	151	(746)	(21)
Valuation allowance	1,291	532	—
Other tax credit carryforwards	(495)	—	(125)
Other	(71)	67	(50)

Effective (benefit) provision for income taxes	$(169)	$(1,966)	$8,807

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Nonqualified stock options	$261	$210
Capitalized research and development	3,032	4,089
Inventory	2,130	2,156
Deferred compensation	983	1,005
Tax credit carryforward	15,553	10,989
Depreciation	922	859
Warranty	502	464
Medical	175	—
Intangibles	121	137
State and local taxes	1,454	1,739
Foreign net operating losses	388	669
Other	869	652

Total deferred tax assets	26,390	22,969

Deferred tax liabilities:
Pension contribution	2,061	1,757
Other	311	288

Total deferred tax liabilities	2,372	2,045

Valuation allowance	(2,332)	(532)

Net deferred tax assets	$21,686	$20,392

The net change in the net deferred tax assets as of September 30, 2003 compared to September 30, 2002 is primarily the result of tax credit carryforwards and a net operating loss carryforward generated in the current year, offset by the valuation allowance recorded.

The valuation allowance at September 30, 2003 relates to provision for foreign tax credits, R&D credits, and certain foreign net operating losses, which may not be realized due to the uncertainty of future profitability levels. Approximately $510 of the valuation allowance recorded in fiscal 2003 was recorded as a reduction of shareholders’ equity as the original underlying assets were recorded directly to equity in the current year.

At September 30, 2003, the Company had tax credit carryforwards as follows:

		Year Expiration Commences
Alternative minimum tax credit	$1,877	indefinite
Foreign tax credit	2,988	2007
R&D credit	2,510	2004
Net operating loss deduction	8,082	2022
Contribution deduction	77	2006
Capital loss deduction	19	2009

	$15,553

Note J - Severance Charges

During fiscal 2003, the Company recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.

During fiscal 2002, the Company recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance relating to a reduction in force of 44 individuals, or approximately 7 percent of the worldwide work force, the majority of whom were in manufacturing. The charges in both years include salaries and vacation per each individuals’ severance agreement, payroll taxes, health insurance and pension costs.

At September 30, 2003 and 2002, $503 and $237, respectively, of accrued severance was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets.

A reconciliation of the changes in the aggregated accrued severance liability for fiscal years 2003 and 2002 is as follows:

	2003	2002
Beginning balance	$237	$—
Expense recognized	845	1,461
Payments made	(579)	(1,224)

Ending balance	$503	$237

The accrued severance outstanding at September 30, 2002 was paid in full in 2003, without adjustment. The balance outstanding at September 30, 2003 is expected to be paid in full in fiscal 2004.

Note K - Commitments and Contingencies

The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $144 in 2003, $233 in 2002 and $350 in 2001) was $1,389, $1,622 and $1,291 for 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases are:

2004	$1,708
2005	1,403
2006	570
2007	236
2008	179
After 2008	281

Total minimum operating lease payments	$4,377

In the normal course of business, the Company is subject to various legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on the financial position or results of operations of the Company.

Note L - Segment and Geographic Information

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

	2003	2002	2001
Net sales:
United States	$34,926	$38,984	$67,567
Europe	35,866	31,698	46,514
Pacific Basin	30,818	21,268	27,887
Other	5,108	4,972	7,724

	$106,718	$96,922	$149,692

Long-lived assets:
United States	$21,131	$19,197	$19,037
Germany	4,055	3,302	2,797
Other	738	680	397

	$25,924	$23,179	$22,231

Note M - Subsequent Event

On December 4, 2003, the Company’s Board of Directors approved an open market stock repurchase program to replace the program set to expire on December 31, 2003. Under the terms of the program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the repurchase program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans.

Unaudited Quarterly Results of Operations

(In Thousands of Dollars Except for Per-Share Data)

	First	Second	Third	Fourth
Fiscal 2003
Net sales	$26,199	$25,952	$25,264	$29,303
Gross profit	14,642	14,028	13,445	16,957
(Loss) income before income taxes (1)	(781)	(1,554)	(3,167)	1,141
Net (loss) (1) (2)	(507)	(923)	(1,926)	(836)
Diluted (loss) per share (1) (2)	(.03)	(.06)	(.12)	(.05)

Fiscal 2002
Net sales	$20,424	$22,046	$26,029	$28,423
Gross profit	11,243	12,228	14,770	16,240
(Loss) income before income taxes (3)	(2,457)	(2,088)	(1,396)	895
Net (loss) income (3)	(1,634)	(1,309)	(889)	752
Diluted (loss) earnings per share (3)	(.10)	(.08)	(.06)	.05

(1)	The third and fourth quarters of fiscal 2003 include pretax severance charges of $535 and $310, or $.02 and $.01 per share, respectively.
(2)	The fourth quarter of fiscal 2003 includes $1,822, or $.12 per share, in income tax expense related to the establishment of a valuation allowance for certain tax credits.
(3)	The third quarter of fiscal 2002 includes severance charges of $1,461 pretax, or $.06 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES.

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Action of 1934, as amended, and the rules and regulations promulgated thereunder.

PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the Company’s directors, its audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held February 14, 2004, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.

See the caption “Executive Compensation and Benefits” in the Company’s Proxy Statement to be used in conjunction with the February 14, 2004 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the February 14, 2004 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,400,339	$17.44	2,562,749	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,400,339	$17.44	2,562,749	(1)

(1)	Includes 383,049 shares available for issuance under the 1993 Employee Stock Purchase and Dividend Reinvestment Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2003, and is expected to render services in such capacity to the Company in the future.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the caption “Audit Fees” in the Company’s Proxy Statement to be used in conjunction with the February 14, 2004 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report.

(a)(2) Financial Statement Schedules

The following additional information should be read in conjunction with our Consolidated Financial Statements described in Item 15(a)(1):

Schedule II Valuation and Qualifying Accounts

Schedules other than those listed above are omitted because they are not required or not applicable, or because the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit Number	Description
3(a)	Code of Regulations, as amended on February 9, 1985. (Reference is made to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(a)*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)*	Employment Agreement, as amended, with Joseph P. Keithley. (Reference is made to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(e)*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(g)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10(h)*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(j)	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(k)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

10(l)	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

14	Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 15(b) Reports on Form 8-K.

On July 30, 2003, the Company furnished a Current Report on Form 8-K reporting the results of operations for the Company’s third fiscal quarter and nine months ended June 30, 2003, under Item 12 - Results of Operations and Financial Condition.

Item 15(c) Exhibits.

See “Index to Exhibits” at Item 15(a)(3) above.

Item 15(d) Financial Statement Schedules.

Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keithley Instruments, Inc.

(Registrant)

By:	/s/ Joseph P. Keithley
Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date
/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/17/03

/s/ Mark J. Plush Mark J. Plush	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	12/17/03

/s/ Brian R. Bachman Brian R. Bachman	Director	12/17/03

/s/ James T. Bartlett James T. Bartlett	Director	12/17/03

/s/ James B. Griswold James B. Griswold	Director	12/17/03

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/17/03

/s/ William J. Hudson, Jr. William J. Hudson, Jr.	Director	12/17/03

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/17/03

/s/ R. Elton White R. Elton White	Director	12/17/03

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Shareholders of Keithley Instruments, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 11, 2003, appearing on page 14 of the Form 10-K also included an audit of the financial statement schedule listed as Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

December 11, 2003

SCHEDULE II

KEITHLEY INSTRUMENTS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts		Deductions		Balance at End of Period
For the Year Ended September 30, 2003:
Valuation allowance for deferred tax assets	$532	$1,822	$510	(1)	$(532	)(2)	$2,332
For the Year Ended September 30, 2002:
Valuation allowance for deferred tax assets	$—	$532			$—		$532
For the Year Ended September 30, 2001:
Valuation allowance for deferred tax assets	$—	$—			$—		$—

(1)	The valuation allowance relates to provision for foreign tax credits, R&D credits, and certain foreign net operating losses, which may not be realized due to the uncertainty of future profitability levels. Approximately $510 of the valuation allowance recorded in fiscal 2003 was recorded as a reduction of shareholders’ equity as the original underlying assets were recorded directly to equity in the current year.
(2)	The valuation allowance for Japanese taxes was no longer required.