Form 10-Q
period 2003-12-31
KEITHLEY INSTRUMENTS INC
filed 2004-02-17
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

YES  ☒      NO  ☐

     As of February 6, 2004 there were outstanding 13,803,512 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,
	2003	2002	2003
Assets
Current assets:
Cash and cash equivalents	$15,868	$19,482	$15,739
Short-term investments	21,090	27,832	20,070
Refundable income taxes	283	680	519
Accounts receivable and other, net	15,852	13,031	15,607
Inventories:
Raw materials	8,435	6,592	7,842
Work in process	2,153	871	1,513
Finished products	1,601	1,558	1,859

Total inventories	12,189	9,021	11,214
Deferred income taxes	4,155	4,391	4,023
Other current assets	2,494	1,729	1,088

Total current assets	71,931	76,166	68,260

Property, plant and equipment, at cost	46,334	44,155	45,383
Less-Accumulated depreciation	32,197	30,211	31,082

Net property, plant and equipment	14,137	13,944	14,301

Deferred income taxes	20,092	17,027	20,002
Other assets	11,895	9,782	11,623

Total assets	$118,055	$116,919	$114,186

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$532	$573	$409
Accounts payable	6,677	6,166	7,071
Accrued payroll and related expenses	5,330	4,124	4,661
Other accrued expenses	5,748	4,950	4,855
Income taxes payable	3,036	4,418	2,796

Total current liabilities	21,323	20,231	19,792

Other long-term liabilities	7,762	6,964	7,292
Deferred income taxes	2,353	552	2,339
Shareholders’ equity:
Paid-in-capital	25,426	26,685	25,569
Retained earnings	66,161	71,018	65,640
Accumulated other comprehensive income (loss)	569	(345)	98
Unamortized portion of restricted stock	(58)	(98)	(65)
Common shares held in treasury, at cost	(5,481)	(8,088)	(6,479)

Total shareholders’ equity	86,617	89,172	84,763

Total liabilities and shareholders’ equity	$118,055	$116,919	$114,186

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,
	2003	2002
Net sales	$29,742	$26,199
Cost of goods sold	12,143	11,557
Selling, general and administrative expenses	12,810	12,434
Product development expenses	3,345	3,210

Operating income (loss)	1,444	(1,002)
Investment income	151	279
Interest expense	(17)	(58)

Income (loss) before income taxes	1,578	(781)
Income taxes (benefit)	489	(274)

Net income (loss)	$1,089	$(507)

Basic earnings (loss) per share	$0.07	$(0.03)

Diluted earnings (loss) per share	$0.07	$(0.03)

Cash dividends per Common Share	$0.0375	$0.0375

Cash dividends per Class B Common Share	$0.0300	$0.0300

The accompanying notes are an integral part of the financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	FOR THE THREE MONTHS
	ENDED DECEMBER 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,089	$(507)
Expenses not requiring outlay of cash	1,156	1,112
Changes in working capital	(657)	969
Other operating activities	167	(299)

Net cash provided by operating activities	1,755	1,275

Cash flows from investing activities:
Payments for property, plant, and equipment	(786)	(1,098)
Purchase of investments	(5,264)	(5,073)
Sale of investments	4,205	5,240

Net cash used in investing activities	(1,845)	(931)

Cash flows from financing activities:
Increase in short-term debt	123	26
Cash dividends	(568)	(561)
Purchase of treasury stock	—	(2,355)
Proceeds from employee stock purchase plans	261	65

Net cash used in financing activities	(184)	(2,825)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	403	256

Change in cash and cash equivalents	129	(2,225)
Cash and cash equivalents at beginning of period	15,739	21,707

Cash and cash equivalents at end of period	$15,868	$19,482

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Nature of Operations

Keithley Instruments, Inc. provides a greater measure of confidence to customers around the world by designing solutions for their emerging test and measurement needs. By building from our strength in electrical measurement solutions for research, Keithley has become a production test technology leader through working partnerships with leaders in fields where the pace of innovation and change is fast, such as global communications, semiconductors, and components manufacturing. Keithley offers a broad line of test and measurement products for engineers and scientists throughout the world in dozens of disciplines. The Company markets highly accurate instruments and data acquisition products that measure low levels of voltage, resistance, current, capacitance, and charge, along with complete system solutions for high volume production and assembly testing. Our products are manufactured in Ohio and sold throughout the world in over 70 countries. Our principal markets are the United States, Europe and the Pacific Basin, where we have subsidiaries or sales offices in 15 countries. References herein to the “Company”, “Keithley” “we” or “our” are to Keithley Instruments, Inc., and its subsidiaries unless the context indicates otherwise.

B.	Financial Statement Presentation

The consolidated financial statements at December 31, 2003 and 2002, and for the three month periods then ended have not been audited by independent auditors, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to fairly present the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three month periods ended December 31, 2003 and 2002 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2003, which were included in the Form 10-K filed on December 24, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

Certain amounts in the prior year have been reclassified to be consistent with the current year’s presentation.

C.	Earnings Per Share, Including Pro Forma Effects of Stock-based Compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	December 31,
	2003	2002
Net income (loss)	$1,089	$(507)
Weighted average shares outstanding	15,544,377	15,488,886
Assumed exercise of stock options	565,567	—
Assumed purchase of stock under stock purchase plan	49,795	—

Weighted average shares used for dilutive earnings per share	16,159,739	15,488,886
Basic earnings (loss) per share	$0.07	$(0.03)
Diluted earnings (loss) per share	$0.07	$(0.03)

In 2002, 425,326 shares are excluded from the dilutive calculation due to the net loss. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	December 31,
	2003	2002
Net income (loss)	$1,089	$(507)
Add: Stock-based employee compensation expense included in reported loss/ income, net of related tax effects	5	6
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,054)	(1,053)

Pro forma net income (loss)	$40	$(1,554)

Pro forma basic earnings (loss) per share	$0.00	$(0.10)
Pro forma diluted earnings (loss) per share	$0.00	$(0.10)

D.	Repurchase of Common Shares

On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003. The shares purchased in the prior fiscal year, were acquired under the old repurchase program, which had substantially the same terms as the 2003 program.

The following table summarizes the Company’s stock repurchase activity:

	Three Months Ended December 31,
	2003	2002
Total number of shares purchased	—	210,711
Average price paid per share (including commissions)	—	$11.18
Identity of broker-dealer used to effect the purchases	not applicable	Bear Stearns Securities Corp.
Number of shares purchased as part of publicly announced repurchase programs	—	210,711
Maximum number of shares that remain to be purchased under the program (1)	2,000,000	1,256,300

(1) The shares remaining at December 31, 2002, expired in December 2003.

Common Shares purchased under the Company’s share repurchase programs remaining in treasury at December 31, 2003, totaled 322,356, at an average cost of $13.55 per share, including commissions.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. The total number of shares held in treasury at December 31, 2003 was 461,961.

E.	Accounting for Derivatives and Hedging Activities

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2003, the forward exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense. The Company recorded income of $45 and $5 in the three months ended December 31, 2003 and 2002, respectively for the interest rate swap.

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

F.	Comprehensive Income

Comprehensive income for the three months ended December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
Net income (loss)	$1,089	$(507)
Unrealized losses on value of derivative securities	(35)	(177)
Net unrealized investment gains (losses)	114	(113)
Foreign currency translation adjustments	392	293

Comprehensive income (loss)	$1,560	$(504)

G.	Geographic Segment Information

The Company’s business is to develop test and measurement-based solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s product vary in capability, sophistication, use size and price, they basically test, measure and analyze electrical and physical properties, and in some cases RF or light. The Company’s gross margins, customers, production processes and distribution methods are similar for all its products. Accordingly, the company reports a single Test and Measurement segment. The Company’s revenues and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months Ended
	December 31,
	2003	2002
Net sales:
United States	$8,092	$8,925
Europe	10,809	8,600
Pacific Basin	8,462	7,587
Other	2,379	1,087

	$29,742	$26,199

	At December 31,
	2003	2002
Long-lived assets:
United States	$20,960	$19,458
Germany	4,341	3,491
Other	731	777

	$26,032	$23,726

H.	Guarantor’s Disclosure Requirements

Guarantee of original lease: The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,138 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties:

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The revenue, as well as the costs related to the extended warranties is immaterial for the three months ended December 31, 2003 and 2002.

A reconciliation of the estimated changes in the aggregated product warranty liability for the first quarter of fiscal 2004 and 2003 is as follows:

	2003	2002
Balance at October 1	$1,498	$1,415
Accruals for warranties issued during the period	347	365
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(96)	(208)
Settlements made (in cash or in kind) during the period	(201)	(229)

Balance at December 31	$1,548	$1,343

I.	Accrued Severance Liability

During the third and fourth quarters of fiscal 2003, the Company recorded pretax charges of $535 and $310, respectively, for severance relating to a reduction in force of approximately 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.

A reconciliation of the changes in the aggregated accrued severance liability for the first quarter of fiscal 2004 is as follows:

Balance at October 1, 2003	$503
Payments made	(80)
Foreign exchange revaluation	31

Balance at December 31, 2003	$454

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including our efforts involving lean manufacturing, ERP and CRM system implementations, investments to develop RF products, cost reduction efforts, conditions of the electronics industry, general economic conditions, technology or other trends and known uncertainties. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Quarterly Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.

Overview

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal 2004, orders from our semiconductor customers comprised approximately 25 percent of the total, wireless communications orders were approximately 15 percent, precision electronic components and subassembly manufacturers orders were approximately 30 percent, research and education made up about 20 percent, optoelectronics orders made up less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and electronic components and subassemblies manufacturers have historically been very cyclical. Beginning in the second half of fiscal year 2001, an economic downturn affecting the worldwide electronics industry had a negative, material impact on our customers’ businesses, as well as our business. Conditions throughout the electronics industry appear to have stabilized, and we noted an improved environment in the electronics industry during the fourth quarter of fiscal year 2003, continuing into the first quarter of fiscal 2004. However, there can be no assurance that the underlying end markets we serve will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

Effective January 1, 2003, we began to sell our products in the United States through a direct sales force. Prior to January 1, 2003, we sold through sales representatives to which we paid a commission. The change in our sales channel allowed us to build a sales network of focused, highly trained sales engineers who specialized in measurement expertise and problem-solving for customers, and enhanced our ability to sell not only in the United States, but to U.S. companies with foreign manufacturing operations. During the first quarter of fiscal 2003, we incurred approximately $600 in one-time costs as we paid both commissions to sales representatives and salaries to our own sales employees. We expect that selling through our own sales force in the United States will be favorable to earnings during times of strong U.S. sales and unfavorable during times of depressed U.S. sales as a greater portion of U.S. selling costs are now fixed.

Beginning near the end of fiscal 2002, we began to incur costs in preparation for the transition to new ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) software systems. We went live with ERP in the United States and Europe in the third quarter of fiscal 2003 and the first quarter of fiscal 2004, respectively. Additionally, we went live with CRM in the United States during the first quarter of fiscal 2004. We will continue to roll out additional ERP and CRM modules and locations throughout 2004.

Over the last 15 to 21 months, we have made major changes to the way we purchase materials and manufacture our products as we have adopted lean manufacturing principles. During the initial start-up phase, our overall manufacturing costs increased. During the fourth quarter of fiscal 2003, we began our next phase of the lean implementation, which involves fine-tuning our processes and improving our execution. We began to see improvements during the fourth quarter of fiscal 2003 and into the first quarter of fiscal 2004 in lowering our manufacturing costs and improving our manufacturing effectiveness.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2003 annual report on Form 10-K filed on December 24, 2003, and include use of estimates, revenue recognition, inventories, income taxes, pension plan, and stock compensation plans. In addition, foreign currency translation has been added to our critical accounting policies and estimates for the first quarter of fiscal 2004.

Foreign currency translation:

Our revenues, costs and expenses, and assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operations. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated using average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders’ equity. For those entities that operate in a U.S. dollar functional currency environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates. Gains or losses from foreign currency remeasurement are generally immaterial and are included in the “Selling, general and administrative expenses” caption of the consolidated statements of operations.

Results of Operations

First Quarter Fiscal 2004 Compared with First Quarter Fiscal 2003

Net sales of $29,742 for the first quarter of fiscal 2004 increased 14 percent from sales of $26,199 in the prior year’s first quarter. Approximately six percent of the increase was due to the weaker U.S. dollar. Sales were higher in all major geographies except the United States with U.S. sales down 9 percent, Europe up 26 percent and the Pacific Basin region up 12 percent from the prior year’s quarter. Sequentially, sales increased one percent from the fourth quarter of fiscal 2003, due primarily to the weaker dollar.

Orders of $30,919 for the first quarter of fiscal 2004 increased 34 percent from last year’s orders of $23,049. Geographically, orders were flat in the United States, up 42 percent in the Pacific Basin, and up 63 percent in Europe. Orders increased across all major customer groups with semiconductor customer orders up approximately 65 percent, wireless communications customers increasing approximately 40 percent, precision electronic components and subassembly manufacturers up about 35 percent, and research and education up about five percent. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of first quarter fiscal 2004 orders by major industry group. Order backlog increased $2,340 during the quarter to $16,846 at December 31, 2003. The Company does not track net sales in the same manor as it tracks orders by major customer group. However, sales trends will generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.

Cost of goods sold as a percentage of net sales decreased to 40.8 percent from 44.1 percent in the prior year’s first quarter. The improvement was due to lower manufacturing costs as a result of the progress we made in fine-tuning our lean manufacturing process, as well as spreading fixed manufacturing costs over higher sales volume. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. The gross margin benefit of the weaker dollar was almost entirely offset by unfavorable customer and product mix in the first quarter of fiscal 2004 versus the prior year’s quarter. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $12,810 increased $376, or three percent, from last year’s first quarter, although such expenses decreased as a percentage of net sales to 43.1 percent from 47.5 percent last year. The increase in costs was primarily due to higher costs outside the United States due to the weaker dollar (approximately $430), the accrual of fiscal year incentive costs that are tied to financial performance (approximately $330), and higher salaries and inside commissions for the direct sales force (approximately $105), which were partially offset by lower commissions as a result of going direct in the United States of (approximately $575).

Product development expenses for the quarter were $3,345, or 11.2 percent of net sales, up $135, or four percent, from last year’s $3,210, or 12.3 percent of sales. To take further advantage of growing opportunities in wireless test beyond our current product offering, we have increased our product development budget and resources for RF products by adding a team of experienced RF engineers for our newly established West Coast product development center. This expansion will allow us to accelerate our RF product development plans over time. We expect the additional costs in product development will be offset by decreases in costs in other areas. All product development activities are done in the United States, therefore, changes in foreign exchange rates have no impact on these expenses.

The Company reported operating income for the first quarter of fiscal 2004 of $1,444 versus a loss from operations of $1,002 for the prior year’s quarter. Higher sales and better gross margins, partially offset by higher operating costs, accounted for the increase.

Investment income was $151 for the quarter compared to $279 in last year’s first quarter. Lower average cash and short-term investment balances and lower interest rates accounted for the decrease.

The Company recorded income taxes at a 31.0 percent rate for the quarter. The rate was lower than the statutory rate due to an estimated return provision adjustment offset somewhat by an additional valuation allowance for foreign tax credits generated during the current fiscal year. Last year’s first quarter tax benefit was recorded at a 35.0 percent rate.

The Company reported net income of $1,089, or $0.07 per share, compared to a net loss of $507, or $0.03 per share, in last year’s first quarter. The increase from the prior year was largely due to higher sales and lower manufacturing costs, offset somewhat by higher operating expenses described above.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $36,958 at December 31, 2003, an increase of $1,149 from September 30, 2003. We consider our short-term investments to be available for working capital needs as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $532 at December 31, 2003, an increase of $123 during the quarter. We have no long-term debt. The primary source of cash for the Company is through its product sales. During the first quarter, net cash provided by operating activities was $1,755. We also received $261 through our employee stock option plans. The principle use of cash was for capital expenditures of $786 and to pay dividends to our shareholders of $568. During the quarter, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Note D. We did not repurchase any of our stock during the first quarter of fiscal 2004.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At December 31, 2003, we had available unused lines of credit with domestic and foreign banks aggregating $14,468, all of which was short-term. Our credit agreement will expire on March 30, 2004. We are in discussions with our lead bank to either extend the current credit agreement or negotiate a new credit agreement. We expect to have an agreement in place before our current agreement expires.

Outlook

Worldwide economies continued to improve during the first quarter, and our customers are more optimistic than they have been in quite some time. And while our customers are optimistic, they remain cautious about their capital commitments. Our future growth will be driven by a change in their spending patterns when they invest in new capacity or to upgrade their lines for their new product offerings.

Based upon current expectations, the Company is estimating sales for the second quarter of fiscal 2004, which will end March 31, 2004, to range between $30,000 and $33,000. Pretax earnings are expected to be in the single digits as a percentage of sales.

Factors That May Affect Future Results

Our business depends primarily on capital expenditures of manufacturers in the electronics industry. These industries have historically been very cyclical and have experienced downturns, which have had a material impact on our business. The economic downturn of the past two to three years resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries had been in a downward cycle characterized by diminished product demand and excess manufacturing capacity. Although these industries have shown recent signs of stabilization or improvement, there can be no assurance that these industries will continue to improve or that the recent increased levels of business activity will continue into the future. The cyclicality and volatility in our markets have in the past, and could continue, to adversely affect our results depending upon future business conditions in these industries. The Company has been experiencing some pricing pressures from our customers, which could reduce gross margins. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

We are managing our cost structure to reallocate resources to areas that we feel will provide the best long-term benefit to our customers and shareholders. For instance, we are working to reduce our manufacturing costs, while increasing our product development investments for RF technologies. If we fail to cut costs in some areas as we increase them in others, our operating results will be adversely affected.

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

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for almost three-quarters of our revenue during the first quarter of fiscal 2004. Our future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and other acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential for a reoccurrence of the SARS virus.

We began to implement a lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We incurred start-up costs during fiscal 2002 and fiscal 2003, which adversely affected gross margins. The next phase of the lean implementation involves fine-tuning processes and improving execution. Our results, as well as the benefits we expect to derive from lean manufacturing, could be adversely affected if we are unable to continue to effectively implement the next phase of the lean manufacturing initiative.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2004 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At December 31, 2003, we had a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

On January 1, 2003, we began to use our own employees, rather than sales representatives, to sell our products in the United States. We believe we have regained any momentum lost during the transition period. However, this action raised our fixed costs and our results could be adversely affected during times of depressed sales.

Throughout fiscal 2004, we will continue our implementation of ERP and CRM systems. Our results could be adversely affected if we are unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

Other risk factors include but are not limited to changes in our customer and product mix, which affects our gross margins, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.

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

(b)	Reports on Form 8-K. On November 3, 2003, and December 8, 2003, the Company furnished Current Reports on Form 8-K reporting the results of operations for its fourth fiscal quarter and year ended September 30, 2003, under Item 12 — Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: February 13, 2004	/s/ Joseph P. Keithley Joseph P. Keithley Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2004	/s/ Mark J. Plush Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)