Form 10-Q
period 2004-03-31
KEITHLEY INSTRUMENTS INC
filed 2004-05-14
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-9965

KEITHLEY INSTRUMENTS, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES  ☑     NO  ☐

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☑     NO  ☐

     As of May 11, 2004 there were outstanding 13,931,606 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	MARCH 31,		SEPTEMBER 30,
Assets	2004	2003	2003
Current assets:
Cash and cash equivalents	$16,626	$16,361	$15,739
Short-term investments	24,990	27,624	20,070
Refundable income taxes	275	516	519
Accounts receivable and other, net	16,905	15,371	15,607
Inventories:
Raw materials	8,241	6,657	7,842
Work in process	1,624	1,669	1,513
Finished products	2,342	1,674	1,859

Total inventories	12,207	10,000	11,214
Deferred income taxes	6,734	4,837	4,023
Other current assets	2,886	1,461	1,088

Total current assets	80,623	76,170	68,260

Property, plant and equipment, at cost	45,924	45,275	45,383
Less-Accumulated depreciation	31,788	30,952	31,082

Net property, plant and equipment	14,136	14,323	14,301

Deferred income taxes	20,005	18,997	20,002
Other assets	11,653	10,117	11,623

Total assets	$126,417	$119,607	$114,186

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$596	$230	$409
Accounts payable	6,251	8,791	7,071
Accrued payroll and related expenses	6,270	3,808	4,661
Other accrued expenses	5,800	4,515	4,855
Income taxes payable	3,904	6,109	2,796

Total current liabilities	22,821	23,453	19,792

Other long-term liabilities	6,856	7,011	7,292
Deferred income taxes	2,358	375	2,339
Shareholders’ equity:
Paid-in-capital	26,619	26,351	25,569
Retained earnings	68,199	69,531	65,640
Accumulated other comprehensive income (loss)	751	(192)	98
Unamortized portion of restricted stock	(51)	(87)	(65)
Common shares held in treasury, at cost	(1,136)	(6,835)	(6,479)

Total shareholders’ equity	94,382	88,768	84,763

Total liabilities and shareholders’ equity	$126,417	$119,607	$114,186

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net sales	$33,989	$25,952	$63,731	$52,151
Cost of goods sold	12,657	11,924	24,800	23,481
Selling, general and administrative expenses	13,900	12,392	26,710	24,826
Product development expenses	3,703	3,382	7,048	6,592

Operating income (loss)	3,729	(1,746)	5,173	(2,748)
Investment income	128	250	279	529
Interest expense	(52)	(58)	(69)	(116)

Income (loss) before income taxes	3,805	(1,554)	5,383	(2,335)
Income tax provision (benefit)	1,180	(631)	1,669	(905)

Net income (loss)	$2,625	$(923)	$3,714	$(1,430)

Basic earnings (loss) per share	$0.17	$(0.06)	$0.24	$(0.09)

Diluted earnings (loss) per share	$0.16	$(0.06)	$0.23	$(0.09)

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,625	$(923)	$3,714	$(1,430)
Depreciation	1,050	1,021	2,027	2,029
Other expenses not requiring outlay of cash	27	(116)	206	(12)
Changes in working capital	(1,340)	(1,793)	(3,223)	(824)
Other operating activities	1,021	(239)	2,414	(538)

Net cash provided by (used in) operating activities	3,383	(2,050)	5,138	(775)

Cash flows from investing activities:
Payments for property, plant and equipment	(1,096)	(1,387)	(1,882)	(2,485)
Purchase of short-term investments	(7,058)	(1,062)	(12,322)	(6,135)
Sale of short-term investments	3,149	1,210	7,354	6,450

Net cash used in investing activities	(5,005)	(1,239)	(6,850)	(2,170)

Cash flows from financing activities:
Net increase (decrease) in short term debt	47	(343)	170	(317)
Cash dividends	(586)	(564)	(1,154)	(1,125)
Purchase of treasury stock	—	—	—	(2,355)
Proceeds from employee stock purchase plans	2,931	866	3,192	931

Net cash provided by (used in) financing activities	2,392	(41)	2,208	(2,866)

Effect of exchange rate changes on cash	(12)	209	391	465

Increase (decrease) in cash and cash equivalents	758	(3,121)	887	(5,346)
Cash and cash equivalents at beginning of period	15,868	19,482	15,739	21,707

Cash and cash equivalents at end of period	$16,626	$16,361	$16,626	$16,361

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Nature of Operations

Keithley Instruments, Inc. provides a greater measure of confidence to customers around the world by designing solutions for their emerging test and measurement needs. By building from our strength in electrical measurement solutions for research, Keithley has become a production test technology leader through working partnerships with leaders in fields where the pace of innovation and change is fast, such as global communications, semiconductors, and components manufacturing. Keithley offers a broad line of test and measurement products for engineers and scientists throughout the world in dozens of disciplines. The Company markets highly accurate instruments and data acquisition products that measure low levels of voltage, resistance, current, capacitance, and charge, along with complete system solutions for high volume production and assembly testing. Our products are manufactured in Ohio and sold throughout the world in over 70 countries. Our principal markets are the United States, Europe and the Pacific Basin, where we have subsidiaries or sales offices in 15 countries. References herein to the “Company”, “Keithley”, “we” or “our” are to Keithley Instruments, Inc., and its subsidiaries unless the context indicates otherwise.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements at March 31, 2004 and 2003, and for the three and six month periods then ended have not been audited by independent auditors, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three and six month periods ended March 31, 2004 and 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2003, which were included in the Form 10-K filed on December 24, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, depreciation, amortization and recoverability of long-lived assets, pension plan assumptions, and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

C.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective for our second quarter and all future quarterly and annual reports. We have adopted the interim period disclosure requirements in this report.

D.	Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$2,625	$(923)	$3,714	$(1,430)
Weighted average shares outstanding	15,861,649	15,450,720	15,719,343	15,481,573
Assumed exercise of stock options	711,914	—	637,573	—
Assumed purchase of stock under stock purchase plan	39,043	—	26,208	—

Weighted average shares used for dilutive earnings per share	16,612,606	15,450,720	16,383,124	15,481,573
Basic earnings (loss) per share	$0.17	$(0.06)	$0.24	$(0.09)
Diluted earnings (loss) per share	$0.16	$(0.06)	$0.23	$(0.09)

Due to the net loss for the three months ended March 31, 2003, 390,143 and 33,597 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. Due to the net loss for the six months ended March 31, 2003, 393,309 and 33,558 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$2,625	$(923)	$3,714	$(1,430)
Add: Stock-based employee compensation expense included in reported income/ loss, net of related tax effects	28	7	33	13
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,118)	(723)	(2,172)	(1,776)

Pro forma net income (loss)	$1,535	$(1,639)	$1,575	$(3,193)
Pro forma basic earnings (loss) per share	0.10	$(0.11)	0.10	$(0.21)
Pro forma diluted earnings (loss) per share	0.09	$(0.11)	0.10	$(0.21)

E.	Repurchase of Common Shares

On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003. The shares purchased in the prior fiscal year, were acquired under the previous repurchase program, which had substantially the same terms as the 2003 program.

The following table summarizes the Company’s stock repurchase activity:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Total number of shares purchased	—	210,700	—	210,700
Average price paid per share (including commissions)	—	$11.18	—	$11.18
Identity of broker-dealer used	N/A	BearStearns	N/A	BearStearns
to effect the purchases		SecuritiesCorp.		SecuritiesCorp.
Number of shares purchased as part of publicly announced repurchase programs	—	210,700	—	210,700
Maximum number of shares that remain to be purchased under the program	2,000,000	1,256,300 (1)	2,000,000	1,256,300 (1)

(1)	The shares remaining at March 31, 2003, expired in December 2003.

There were no Common Shares remaining in treasury under the Company’s share repurchase programs at March 31, 2004, as these shares were reissued under stock option or stock purchase plans.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc.

     1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at March 31, 2004 totaled 138,598.

F.	Financing Arrangements

On March 30, 2004, the Company amended its credit agreement to extend the term to March 31, 2005 from March 30, 2004. The agreement is a $10,000 debt facility ($434 outstanding at March 31, 2004) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. Under the agreement, the Company is required to comply with various financial ratios and covenants. The Company is in compliance with these requirements as of March 31, 2004. The “amendment” to the credit agreement dated March 30, 2004 is filed as Exhibit No. 10(m) to this Form 10-Q.

G.	Accounting for Derivatives and Hedging Activities

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2004, the forward exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense. The Company recorded income of $17 and $11 for the three month periods ended March 31, 2004 and 2003, respectively, and $62 and $16 for the six month periods ended March 31, 2004 and 2003, respectively, for the interest rate swap.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Cash flows resulting from hedging transactions are classified in the consolidated statements of cash flows in the same category as the cash flows from the item being hedged.

H.	Comprehensive Income

Comprehensive income for the three and six month periods ended March 31, 2004 and 2003 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$2,625	$(923)	$3,714	$(1,430)
Unrealized gains (losses) on value of derivative securities	103	89	68	(88)
Net unrealized investment (losses) gains	(8)	(46)	106	(159)
Foreign currency translation adjustments	87	111	479	404

Comprehensive income	$2,807	$(769)	$4,367	$(1,273)

I.	Geographic Segment Information

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Net sales:
United States	$11,091	$7,290	$19,183	$16,215
Europe	10,573	9,147	21,382	17,747
Pacific Basin	11,245	8,801	19,707	16,388
Other	1,080	714	3,459	1,801

	$33,989	$25,952	$63,731	$52,151

	At March 31,		At September 30,
	2004	2003	2003
Long-lived assets:
United States	$20,856	$20,015	$21,131
Germany	4,215	3,674	4,055
Other	718	751	738

	$25,789	$24,440	$25,924

J.	Guarantor’s Disclosure Requirements

Guarantee of original lease

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,122 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and six month periods ending March 31, 2004 and 2003.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2004 and 2003 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Beginning balance	$1,548	$1,343	$1,498	$1,415
Accruals for warranties issued during the period	389	355	736	720
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(42)	(23)	(138)	(231)
Settlements made (in cash or in kind) during the period	(259)	(297)	(460)	(526)

Balance at March 31	$1,636	$1,378	$1,636	$1,378

K.	Pension Benefits

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan is $2 and $34 for the three month periods ended March 31, 2004 and 2003, respectively, and $4 and $67 for the six month periods ended March 31, 2004 and 2003, respectively, and is included in the table below. A summary of the components of net periodic pension cost for the three and six month periods ending March 31, 2004 and March 31, 2003 is shown below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Service cost	$356	$375	$709	$750
Interest cost	515	498	1,027	997
Expected return on plan assets	(657)	(625)	(1,312)	(1,249)
Net (gain) loss recognition	—	6	—	11
Prior service cost amortization	46	66	92	131
Member contributions	(4)	(4)	(8)	(7)
Amortization of net (gain) loss	(5)	(6)	(11)	(12)

Net periodic benefit cost	$251	$310	$497	$621

L.	Accrued Severance Liability

During the third and fourth quarters of fiscal 2003, the Company recorded pretax charges of $535 and $310, respectively, for severance relating to a reduction in force of approximately 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.

A reconciliation of the changes in the aggregated accrued severance liability for the three and six month periods ended March 31, 2004 are as follows:

	For the Three Months	For the Six Months
	Ended March 31,	Ended March 31,
	2004	2004
Balance, beginning of period	$454	$503
Payments made	(326)	(406)
Foreign exchange revaluation	(3)	28

Balance, end of period	$125	$125

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

Overview

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first half of fiscal 2004, orders from our semiconductor customers comprised approximately 30 percent of the total, wireless communications orders were approximately 15 percent, precision electronic components and subassembly manufacturers orders were approximately 25 percent, research and education made up about 20 percent, optoelectronics orders were less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical. Beginning in the second quarter of fiscal year 2001, an economic downturn affecting the worldwide electronics industry had a negative, material impact on our customers’ businesses, as well as our business. The health of our customers appears to be better now than it was six months ago. Worldwide economies continue to improve. However, there can be no assurance that the underlying end markets we serve will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

Effective January 1, 2003, we began to sell certain products in the United States through our own direct sales force. Prior to January 1, 2003, we sold through sales representatives to whom we paid a commission. The change in our sales channel allowed us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhanced our ability to sell not only in the United States, but to U.S. companies with foreign manufacturing operations. During the first half of fiscal 2003, we incurred approximately $740 in one-time costs as we paid both commissions to sales representatives and salaries to our own sales employees. We have previously disclosed that during times of depressed sales, the financial impact of an all-employee sales force would be negative to the bottom line, and that during times of increasing sales, the financial impact should be positive. So, in addition to being a more efficient business model to grow our sales, we are seeing the financial benefits from leveraging our selling and support costs.

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

Over the last 18 to 24 months, we have made major changes to the way we purchase materials and manufacture our products as we have adopted lean manufacturing principles. During the initial start-up phase, our overall manufacturing costs increased. During the fourth quarter of fiscal 2003, we began our next phase of the lean implementation, which involves fine-tuning our processes and improving our execution. We have seen significant improvements in our lean manufacturing processes. Customer lead times are shorter resulting in improved on-time customer delivery, which reduced backlog slightly. Additionally, we have continued to lower our cost to manufacture, which contributed to the gross profit margin improvement during the three and six month periods ending March 31, 2004.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2003 annual report on Form 10-K filed on December 24, 2003, and include use of estimates, revenue recognition, inventories, income taxes, pension plan, and stock compensation plans. In addition, foreign currency translation was added to our critical accounting policies and estimates in the first quarter of fiscal 2004 Form 10-Q filed on February 17, 2004.

Foreign currency translation

Our revenues, costs and expenses, and assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operations. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated using weighted average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income (loss) in shareholders’ equity. For those entities that operate in a U.S. dollar functional currency environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates. Gains or losses from foreign currency remeasurement are generally immaterial and are included in the “Selling, general and administrative expenses” caption of the consolidated statements of operations.

Results of Operations

Second Quarter Fiscal 2004 Compared with Second Quarter Fiscal 2003

Net sales of $33,989 for the second quarter of fiscal 2004 increased 31 percent from sales of $25,952 in the prior year’s second quarter. Approximately six percentage points of the increase was due to the weaker U.S. dollar. Sales were higher in all major geographies with U.S. sales up 52 percent, Europe up 16 percent and the Pacific Basin region up 28 percent from the prior year’s quarter. Sequentially, sales increased 14 percent from the first quarter of fiscal 2004.

Orders of $31,130 for the second quarter of fiscal 2004 increased 27 percent from last year’s orders of $24,592. Geographically, orders were up 46 percent in the United States, up five percent in the Pacific Basin, and up seven percent in Europe. Orders increased across most major customer groups with semiconductor customer orders up approximately 65 percent, while orders from precision electronic components and subassembly manufacturers were up about 40 percent. Research and education customer orders were essentially flat, while wireless communications orders decreased approximately 25 percent. Order backlog decreased $1,176 during the quarter to $15,670 at March 31, 2004. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.

Cost of goods sold as a percentage of net sales decreased to 37.2 percent from 46.0 percent in the prior year’s second quarter, an 8.8 percentage point improvement. The improvement was due to spreading fixed manufacturing costs over higher sales volume, as well as lower manufacturing costs as a result of the progress we made in fine-tuning our lean manufacturing process. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. Gross margins also benefited due to the weaker dollar in the second quarter of fiscal 2004 versus the prior year’s quarter. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $13,900 increased $1,508, or 12.2 percent, from last year’s second quarter, although such expenses decreased as a percentage of net sales to 40.9 percent from 47.7 percent last year. The increase in costs was primarily due to higher incentive and internal commission costs that are tied to financial performance, and higher costs outside the United States due to the weaker dollar.

Product development expenses for the quarter were $3,703, or 10.9 percent of net sales, up $321, or nine percent, from last year’s $3,382, or 13.0 percent of sales. We have increased our product development budget and resources for RF products by adding a team of experienced RF engineers for our West Coast product development center established during the first quarter of fiscal 2004. This expansion will allow us to accelerate our RF product development plans over time. All product development activities are done in the United States, therefore, changes in foreign exchange rates have no impact on these expenses.

The Company reported operating income for the second quarter of fiscal 2004 of $3,729 versus a loss from operations of $1,746 for the prior year’s quarter. Higher sales and better gross margins, partially offset by higher operating costs, accounted for the increase.

Investment income was $128 for the quarter compared to $250 in last year’s second quarter. Lower average cash and short-term investment balances and lower interest rates accounted for the decrease.

The Company recorded income taxes at a 31.0 percent rate for the quarter. The rate was lower than the statutory rate due mainly to estimated provision/return adjustments for fiscal 2003 related primarily to additional extraterritorial income exclusion benefits due to tax planning strategies. Last year’s second quarter tax benefit was recorded at a 40.6 percent rate.

The Company reported net income of $2,625, or $0.16 per share, compared to a net loss of $923, or $0.06 per share, in last year’s second quarter. The increase from the prior year was largely due to higher sales and improved gross margins, offset somewhat by higher operating expenses described above.

Six Months Ended March 31, 2004 Compared with Six Months Ended March 31, 2003

Net income for the first half of fiscal 2004 was $3,714, or $0.23 per share, compared to a net loss of $1,430, or $0.09 per share, last year.

Net sales of $63,731 increased 22 percent from $52,151 reported for the six month period last year. Approximately six percentage points of the increase were due to the effect of a weaker U.S. dollar. Sales were up in all major geographies with the Pacific Basin region up 20 percent, Europe up 20 percent, and the United States up 18 percent.

Orders of $62,049 for the six months ending March 31, 2004, increased 30 percent from $47,641 last year. Geographically, orders increased 23 percent in the United States and in the Pacific Basin, and increased 32 percent in Europe. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of first half fiscal 2004 orders by major industry group.

Cost of goods sold as a percentage of net sales decreased to 38.9 percent from 45.0 percent for the six month period last year. The improvement was due to lower manufacturing costs as a result of the progress made in fine-tuning our lean manufacturing process as well as spreading fixed manufacturing costs over higher sales volume. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. Gross margins also benefited due to the weaker dollar in the first half of fiscal 2004 versus the prior year. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $26,710 increased eight percent from $24,826 in the same period last year, but decreased as a percentage of net sales to 41.9 from 47.6. The increase in dollars was primarily due to higher incentive and internal commission costs that are tied to financial performance and higher costs outside the United States due to the weaker dollar offset by lower commissions paid to outside third parties primarily as a result of our movement to a direct sales force in the U.S.

Product development expenses for the first half of fiscal 2003 of $7,048, or 11.1 percent of sales, were up $456, or seven percent, from $6,592, or 12.6 percent of net sales, last year. Much of the increase was due to the West Coast RF Group noted above.

Investment income during the first half of fiscal 2004 was $279 versus $529 in the prior year. Lower average cash and short-term investment balances and lower interest rates accounted for the decrease.

The Company recorded a tax provision for the first half of fiscal 2004 at a 31.0 percent rate. Last year’s effective tax benefit was recorded at a 38.8 percent rate.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $41,616 at March 31, 2004, an increase of $4,658 during the quarter and $5,807 from September 30, 2003. We consider our short-term investments to be available for working capital needs as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $596 at March 31, 2004, an increase of $64 during the quarter and $187 from September 30, 2003. We have no long-term debt. Net cash provided by operating activities was $3,383 during the second quarter and $5,138 for the six months ended March 31, 2004. We also received $2,931 through our employee stock option and purchase plans in the second quarter and $3,192 during the six months ended March 31, 2004. Cash was used for capital expenditures of $1,096 and $1,882 and to pay dividends to our shareholders of $586 and $1,154 for the three and six month periods, respectively, ending March 31, 2004. During the first quarter of fiscal 2004, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Note D. We did not repurchase any of our stock during the first half of fiscal 2004.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At March 31, 2004, we had available unused lines of credit with domestic and foreign banks aggregating $14,404, all of which was short-term. Our credit agreement was amended during the second quarter to extend the terms of the agreement to March 31, 2005. See Note F.

Outlook

The health of our customers appears to be better now than it was six months ago. Worldwide economies continue to improve. We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.

Based upon current expectations, the company is estimating sales for the third quarter of fiscal 2004, which will end June 30, 2004, to range between $33,000 and $35,000. Pretax earnings are expected to be in the high-single digits to low teens as a percentage of sales.

Factors That May Affect Future Results

Our business depends primarily on capital expenditures of manufacturers in the electronics industry. These industries have historically been very cyclical and have experienced downturns, which have had a material impact on our business. The economic downturn of the past two to three years resulted in reduced purchasing and capital spending in many of the markets that we serve worldwide. In particular, the communications, semiconductor and electronics industries had been in a downward cycle characterized by diminished product demand and excess manufacturing capacity. Although these industries have shown recent signs of improvement, there can be no assurance that these industries will continue to improve or that the recent increased levels of business activity will continue into the future. The cyclicality and volatility in our markets have in the past, and could continue, to adversely affect our results depending upon future business conditions in these industries. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

We are managing our cost structure to reallocate resources to areas that we feel will provide the best long-term benefits to our customers and shareholders. For instance, we are working to reduce our manufacturing costs, while increasing our product development investments for RF technologies. If we fail to cut costs in some areas as we increase them in others, our operating results will be adversely affected.

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

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for approximately 70 percent of our revenue during the first half of fiscal 2004. Our future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential for a reoccurrence of the SARS virus.

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

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2004 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At March 31, 2004, we had a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be affected.

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

ITEM 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic SEC filings for the Company.

There was no change in the internal control over financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On February 14, 2004, the registrant conducted its Annual Meeting of Shareholders. The follow matters were brought before the shareholders for vote at this meeting:

	PROPOSAL	FOR	WITHHELD
(a)	Election of Directors:
	Joseph P. Keithley	32,405,394	455,627
	Brian R. Bachman	32,193,341	667,680
	James B. Griswold	32,342,128	548,893
	William J. Hudson, Jr.	32,409,163	451,858
	Dr. N. Mohan Reddy	32,190,391	670,630
	R. Elton White	32,171,436	689,585
	*James T. Bartlett	10,924,441	451,560
	*Leon J. Hendrix, Jr.	10,686,983	689,018

*Elected by holders of Common Shares only.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit
10(m)	Third Amendment to Credit Agreement
31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).
31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).
32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K. On January 30, 2004, the Company furnished a Current Report on Form 8-K reporting the results of operations for its first fiscal quarter ended December 31, 2003, under Item 12 — Results of Operations and Financial Condition. On March 2, 2004, the Company furnished a Current Report on Form 8-K under Item 9 – Regulation FD Disclosure reporting that Keithley Investment Co. Limited Partnership had entered into a trading plan under Rule 10b5-1.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: May 14, 2004	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2004	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)