Form 10-Q
period 2004-06-30
KEITHLEY INSTRUMENTS INC
filed 2004-08-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     As of August 4, 2004 there were outstanding 14,061,007 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	JUNE 30,		SEPTEMBER 30,
	2004	2003	2003
Assets
Current assets:
Cash and cash equivalents	$16,180	$8,875	$15,739
Short-term investments	29,388	26,262	20,070
Refundable income taxes	278	550	519
Accounts receivable and other, net	19,576	14,593	15,607
Inventories:
Raw materials	8,397	7,335	7,842
Work in process	2,099	2,432	1,513
Finished products	2,038	1,316	1,859

Total inventories	12,534	11,083	11,214
Deferred income taxes	6,754	6,242	4,023
Other current assets	3,377	1,177	1,088

Total current assets	88,087	68,782	68,260

Property, plant and equipment, at cost	45,943	46,331	45,383
Less-Accumulated depreciation	32,359	31,785	31,082

Net property, plant and equipment	13,584	14,546	14,301

Deferred income taxes	20,498	19,902	20,002
Other assets	12,503	11,736	11,623

Total assets	$134,672	$114,966	$114,186

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$435	$625	$409
Accounts payable	7,330	6,865	7,071
Accrued payroll and related expenses	8,249	4,299	4,661
Other accrued expenses	6,240	4,347	4,855
Income taxes payable	8,683	4,855	2,796

Total current liabilities	30,937	20,991	19,792

Other long-term liabilities	6,818	7,330	7,292
Deferred income taxes	2,290	548	2,339
Shareholders’ equity:
Paid-in-capital	24,527	26,166	25,569
Retained earnings	70,787	67,041	65,640
Accumulated other comprehensive income (loss)	522	(183)	98
Unamortized portion of restricted stock	(44)	(76)	(65)
Common shares held in treasury, at cost	(1,165)	(6,851)	(6,479)

Total shareholders’ equity	94,627	86,097	84,763

Total liabilities and shareholders’ equity	$134,672	$114,966	$114,186

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net sales	$36,822	$25,264	$100,553	$77,415
Cost of goods sold	13,929	11,819	38,729	35,300
Selling, general and administrative expenses	14,169	12,732	40,879	37,558
Product development expenses	4,065	3,488	11,113	10,080
Severance charges	—	535	—	535

Operating income (loss)	4,659	(3,310)	9,832	(6,058)
Investment income	126	228	405	757
Interest income (expense)	3	(85)	(66)	(201)

Income (loss) before income taxes	4,788	(3,167)	10,171	(5,502)
Income tax provision (benefit)	1,611	(1,241)	3,280	(2,146)

Net income (loss)	$3,177	$(1,926)	$6,891	$(3,356)

Basic earnings (loss) per share	$0.20	$(0.12)	$0.44	$(0.22)

Diluted earnings (loss) per share	$0.19	$(0.12)	$0.42	$(0.22)

Cash dividends per Common Share	$.0375	$.0375	$.1125	$.1125

Cash dividends per Class B Common Share	$.030	$.030	$.090	$.090

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,177	$(1,926)	$6,891	$(3,356)
Depreciation	978	784	3,005	2,813
Other expenses not requiring outlay of cash	1	339	207	327
Changes in working capital	1,739	(6,717)	88	(7,541)
Other operating activities	(1,143)	(62)	(301)	(600)

Net cash provided by (used in) operating activities	4,752	(7,582)	9,890	(8,357)

Cash flows from investing activities:
Payments for property, plant and equipment	(449)	(989)	(2,331)	(3,474)
Purchase of short-term investments	(15,859)	(60)	(28,181)	(6,195)
Sale of short-term investments	11,388	1,359	18,742	7,809

Net cash (used in) provided by investing activities	(4,920)	310	(11,770)	(1,860)

Cash flows from financing activities:
Net (decrease) increase in short term debt	(152)	395	18	78
Cash dividends	(589)	(564)	(1,743)	(1,689)
Purchase of treasury stock	—	(419)	—	(2,774)
Proceeds from employee stock purchase plans	599	129	3,791	1,060
Other transactions, net	—	12	—	12

Net cash (used in) provided by financing activities	(142)	(447)	2,066	(3,313)

Effect of exchange rate changes on cash	(136)	233	255	698

(Decrease) increase in cash and cash equivalents	(446)	(7,486)	441	(12,832)
Cash and cash equivalents at beginning of period	16,626	16,361	15,739	21,707

Cash and cash equivalents at end of period	$16,180	$8,875	$16,180	$8,875

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Nature of Operations

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

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements at June 30, 2004 and 2003, and for the three and nine month periods then ended have not been audited by independent auditors, but in the opinion of the management of Keithley Instruments, Inc., all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2004 and 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2003, which were included in the Form 10-K filed on December 24, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132 (“revision”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements were effective for our second quarter of fiscal 2004. See Note K.

D.	Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$3,177	$(1,926)	$6,891	$(3,356)
Weighted average shares outstanding	16,106,374	15,481,248	15,840,438	15,481,568
Assumed exercise of stock options	560,499	—	613,322	—
Assumed purchase of stock under stock purchase plan	35,871	—	30,615	—

Weighted average shares used for dilutive earnings per share	16,702,744	15,481,248	16,484,375	15,481,568
Basic earnings (loss) per share	$0.20	$(0.12)	$0.44	$(0.22)
Diluted earnings (loss) per share	$0.19	$(0.12)	$0.42	$(0.22)

Due to the net loss for the three months ended June 30, 2003, 406,703 and 26,103 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. Due to the net loss for the nine months ended June 30, 2003, 396,491 and 15,937 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$3,177	$(1,926)	$6,891	$(3,356)
Add: Stock-based employee compensation expense included in reported income/ loss, net of related tax effects	14	7	47	20
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,256)	(1,014)	(3,428)	(2,790)

Pro forma net income (loss)	$1,935	$(2,933)	$3,510	$(6,126)
Pro forma basic earnings (loss) per share	$0.12	$(0.19)	$0.22	$(0.40)
Pro forma diluted earnings (loss) per share	$0.12	$(0.19)	$0.21	$(0.40)

E.	Repurchase of Common Shares

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

The following table summarizes the Company’s stock repurchase activity:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Total number of shares purchased	—	32,500	—	243,200
Average price paid per share (including commissions)	—	$12.89	—	$11.41
Identity of broker-dealer used	N/A	Bear Stearns	N/A	Bear Stearns
to effect the purchases		Securities Corp.		Securities Corp.
Number of shares purchased as part of publicly announced repurchase programs	—	32,500	—	243,200
Maximum number of shares that remain to be purchased under the program	2,000,000	1,223,800 (1)	2,000,000	1,223,800 (1)

(1)	The shares remaining at June 30, 2003, expired in December 2003.

There were no Common Shares remaining in treasury under the Company’s share repurchase programs at June 30, 2004, as these shares were reissued under stock option or stock purchase plans.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc.

1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at June 30, 2004 totaled 140,308.

F.	Financing Arrangements

On March 30, 2004, the Company amended its credit agreement to extend the term to March 31, 2005 from March 30, 2004. The agreement is a $10,000 debt facility ($435 outstanding at June 30, 2004) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. Under the agreement, the Company is required to comply with various financial ratios and covenants. The Company is in compliance with these requirements as of June 30, 2004.

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2004, the forward exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense in the interest income (expense) line item in the consolidated statements of operations. The Company recorded income (expense) of $74 and ($13) for the three month periods ended June 30, 2004 and 2003, respectively, and $136 and $3 for the nine month periods ended June 30, 2004 and 2003, respectively, for the interest rate swap.

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

H.	Comprehensive Income

Comprehensive income for the three and nine month periods ended June 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$3,177	$(1,926)	$6,891	$(3,356)
Unrealized gains (losses) on value of derivative securities	7	(9)	75	(97)
Net unrealized investment (losses) gains	(8)	(42)	98	(201)
Foreign currency translation adjustments	(228)	60	251	464

Comprehensive income	$2,948	$(1,917)	$7,315	$(3,190)

I.	Geographic Segment Information

The Company’s business is to develop test and measurement solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. The Company’s gross margins, customers, production processes and distribution methods are similar for all its products. Accordingly, the company reports a single Test and Measurement segment. The Company’s net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net sales:
United States	$12,975	$8,040	$32,158	$24,255
Europe	12,114	7,975	33,496	25,722
Pacific Basin	8,421	6,773	28,128	23,161
Other	3,312	2,476	6,771	4,277

	$36,822	$25,264	$100,553	$77,415

	At June 30,		At September 30,
	2004	2003	2003
Long-lived assets:
United States	$21,286	$21,698	$21,131
Germany	4,154	3,851	4,055
Other	647	733	738

	$26,087	$26,282	$25,924

J.	Guarantor’s Disclosure Requirements

Guarantee of original lease

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,055 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and nine month periods ending June 30, 2004 and 2003.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Beginning balance	$1,636	$1,378	$1,498	$1,415
Accruals for warranties issued during the period	422	451	1,158	1,171
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(196)	81	(334)	(150)
Settlements made (in cash or in kind) during the period	(309)	(437)	(769)	(963)

Balance at June 30	$1,553	$1,473	$1,553	$1,473

K.	Pension Benefits

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan is $2 and $34 for the three month periods ended June 30, 2004 and 2003, respectively, and $6 and $101 for the nine month periods ended June 30, 2004 and 2003, respectively, and is included in the table below. A summary of the components of net periodic pension cost for the three and nine month periods ending June 30, 2004 and 2003 is shown below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$355	$374	$1,064	$1,124
Interest cost	512	498	1,539	1,495
Expected return on plan assets	(657)	(625)	(1,969)	(1,874)
Net loss recognition	1	6	1	17
Prior service cost amortization	45	66	137	197
Member contributions	(4)	(4)	(12)	(11)
Amortization of net gain	(6)	(6)	(17)	(18)

Net periodic benefit cost	$246	$309	$743	$930

L.	Accrued Severance Liability

During the third and fourth quarters of fiscal 2003, the Company recorded pretax charges of $535 and $310, respectively, for severance relating to a reduction in force of approximately 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.

A reconciliation of the changes in the aggregated accrued severance liability for the three and nine month periods ended June 30, 2004 are as follows:

	For the Three Months	For the Nine Months
	Ended June 30,	Ended June 30,
	2004	2004
Balance, beginning of period	$125	$503
Payments made	—	(406)
Foreign exchange revaluation	—	28

Balance, end of period	$125	$125

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

Overview

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months of fiscal 2004, orders from our semiconductor customers comprised approximately 30 percent of the total, wireless communications orders were approximately 20 percent, precision electronic components and subassembly manufacturers orders were approximately 25 percent, research and education made up about 20 percent, optoelectronics orders were less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. The health of our customers and worldwide economies continue to improve. However, there can be no assurance that the underlying end markets we serve will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

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

Over the last two years, we have made major changes to the way we purchase materials and manufacture our products as we have adopted lean manufacturing principles. During the initial start-up phase, our overall manufacturing costs increased. During the fourth quarter of fiscal 2003, we began our next phase of the lean implementation, which involves fine-tuning our processes and improving our execution. We have seen significant improvements in our lean manufacturing processes. Customer lead times are shorter resulting in improved on-time customer delivery, which reduced backlog slightly. Additionally, we have continued to lower our cost to manufacture, which contributed to the gross profit margin improvement during the three and nine month periods ending June 30, 2004.

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

Results of Operations

Third Quarter Fiscal 2004 Compared with Third Quarter Fiscal 2003

Net sales of $36,822 for the third quarter of fiscal 2004 increased 46 percent from sales of $25,264 in the prior year’s third quarter. Approximately three percentage points of the increase was due to the weaker U.S. dollar with the remaining increase due to higher volume. Sales were higher in all major geographies with U.S. sales up 61 percent, Europe up 52 percent and the Pacific Basin region up 24 percent from the prior year’s quarter. Sequentially, sales increased eight percent from the second quarter of fiscal 2004.

Orders of $35,977 for the third quarter of fiscal 2004 increased 20 percent from last year’s orders of $30,075. Geographically, orders were up five percent in the United States, up 17 percent in the Pacific Basin, and up 49 percent in Europe. Compared to the prior year’s third quarter, orders from semiconductor customers were essentially flat, orders from wireless customers increased approximately 120 percent and orders from precision electronic components and subassembly manufacturers were up about 15 percent. The majority of the increase in our wireless business came from one large customer as they retooled existing lines to support production of their new, multi-feature handsets. Research and education customer orders decreased approximately 12 percent. Order backlog decreased $258 during the quarter to $15,412 at June 30, 2004. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.

Cost of goods sold as a percentage of net sales decreased to 37.8 percent from 46.8 percent in the prior year’s third quarter, a 9.0 percentage point improvement. The improvement was due to spreading fixed manufacturing costs over higher sales volume, as well as lower manufacturing costs as a result of the progress we made in fine-tuning our lean manufacturing process. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. As such, gross margins benefited due to the weaker dollar in the third quarter of fiscal 2004 versus the prior year’s quarter. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $14,169 increased $1,437, or 11.3 percent, from last year’s third quarter, although such expenses decreased as a percentage of net sales to 38.5 percent from 50.4 percent last year. The increase in costs was primarily due to higher incentive and internal commission costs that are tied to financial performance and higher costs outside the United States due to the weaker dollar partially offset by lower consulting costs and foreign exchange expense.

Product development expenses for the quarter were $4,065, or 11.0 percent of net sales, up $577, or 16.5 percent, from last year’s $3,488, or 13.8 percent of sales. We have increased our product development budget and resources for RF products beginning in the first quarter of fiscal 2004. This expansion will allow us to accelerate our RF product development plans over time. Additionally, product development expenses increased due to higher incentive costs that are tied to financial performance. All product development activities are done in the United States, therefore, changes in foreign exchange rates have no impact on these expenses.

The Company reported operating income for the third quarter of fiscal 2004 of $4,659 versus a loss from operations of $3,310 for the prior year’s quarter. Higher sales and better gross margins, partially offset by higher operating costs, accounted for the increase.

Investment income was $126 for the quarter compared to $228 in last year’s third quarter. Lower interest rates accounted for the decrease.

The Company recorded interest income for the quarter of $3 compared to interest expense of $85 in the prior year. The increase is due primarily to a favorable interest rate swap fair market value adjustment recorded in the third quarter of fiscal 2004 compared to an unfavorable adjustment in the prior year’s third quarter. See Note G.

The Company recorded income taxes at a 33.6 percent rate for the quarter. The rate increased from the preceding quarter primarily due to the establishment of a valuation allowance for foreign tax credits generated that may not be utilized. Last year’s third quarter tax benefit was recorded at a 39.2 percent rate.

The Company reported net income of $3,177, or $0.19 per diluted share, compared to a net loss of $1,926, or $0.12 per diluted share, in last year’s third quarter. The increase from the prior year was largely due to higher sales and improved gross margins, offset somewhat by higher operating expenses described above.

Nine Months Ended June 30, 2004 Compared with Nine Months Ended June 30, 2003

Net income for the first nine months of fiscal 2004 was $6,891, or $0.42 per diluted share, compared to a net loss of $3,356, or $0.22 per diluted share, last year.

Net sales of $100,553 increased 30 percent from $77,415 reported for the nine month period last year. Approximately five percentage points of the increase were due to the effect of a weaker U.S. dollar with the remaining increase due to higher volume. Sales were up in all major geographies with the United States up 33 percent, Europe up 30 percent, and the Pacific Basin region up 21 percent.

Orders of $98,026 for the nine months ending June 30, 2004, increased 26 percent from $77,716 last year. Geographically, orders increased 15 percent in the United States, increased 38 percent in Europe and increased 21 percent in the Pacific Basin. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal 2004 orders by major industry group.

Cost of goods sold as a percentage of net sales decreased to 38.5 percent from 45.6 percent for the nine month period last year. The improvement was due to lower manufacturing costs as a result of the progress made in fine-tuning our lean manufacturing process as well as spreading fixed manufacturing costs over higher sales volume. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. As such, gross margins benefited due to the weaker dollar in the first nine months of fiscal 2004 versus the prior year. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $40,879 increased nine percent from $37,558 in the same period last year, but decreased as a percentage of net sales to 40.7 from 48.5. The increase in dollars was primarily due to higher incentive and internal commission costs that are tied to financial performance and higher costs outside the United States due to the weaker dollar offset by lower commissions paid to outside third parties primarily as a result of our movement to a direct sales force in the U.S and lower consulting costs.

Product development expenses for the first nine months of fiscal 2004 of $11,113, or 11.0 percent of sales, were up $1,033, or 10 percent, from $10,080, or 13.0 percent of net sales, last year. Much of the change was due to the increase in the development of RF products. Additionally, product development expenses increased due to higher incentive costs that are tied to financial performance.

Investment income during the first nine months of fiscal 2004 was $405 versus $757 in the prior year. Lower average cash and short-term investment balances and lower interest rates accounted for the decrease.

The Company recorded interest expense of $66 in the first nine months of fiscal 2004 compared to $201 in the prior year. The decrease is due primarily to favorable adjustments recorded for the fair market value of the interest rate swap in the first nine months of fiscal 2004. See Note G.

The Company recorded a tax provision for the first nine months of fiscal 2004 at a 32.3 percent rate. Last year’s effective tax benefit was recorded at a 39.0 percent rate. The rate is lower than the statutory rate in fiscal 2004 due mainly to the extraterritorial income exclusion benefit and a favorable provision return adjustment for fiscal 2003 partially offset by a valuation allowance established for certain foreign tax credits.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $45,568 at June 30, 2004, an increase of $3,952 during the quarter and $9,759 from September 30, 2003. We consider our short-term investments to be available for working capital needs as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $435 at June 30, 2004, a decrease of $161 during the quarter and an increase of $26 from September 30, 2003. We have no long-term debt. Net cash provided by operating activities was $4,752 during the third quarter and $9,890 for the nine months ended June 30, 2004. We also received $599 through our employee stock option and purchase plans in the third quarter and $3,791 during the nine months ended June 30, 2004. Cash was used for capital expenditures of $449 and $2,331 and to pay dividends to our shareholders of $589 and $1,743 for the three and nine month periods, respectively, ending June 30, 2004. During the first quarter of fiscal 2004, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Note D. We did not repurchase any of our stock during the first nine months of fiscal 2004.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At June 30, 2004, we had available unused lines of credit with domestic and foreign banks aggregating $14,565, all of which was short-term. Our credit agreement was amended during the second quarter to extend the terms of the agreement to March 31, 2005. See Note F.

Outlook

We are feeling positive about the health of the electronics industry and believe our customers have good growth potential. We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share. We continue to increase our investment in new product development, particularly for RF measurements for wireless communications and semiconductor manufacturers as we believe these areas are key in allowing us to meet our growth objectives.

Based upon current expectations, the company is estimating sales for the fourth quarter of fiscal 2004, which will end September 30, 2004, to range between $36,000 and $38,000. Pretax earnings are expected to be between 10 percent and the lower teens as a percentage of sales.

Factors That May Affect Future Results

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. The health of our customers and worldwide economies continue to improve. However, there can be no assurance that the underlying end markets we serve will continue to improve or that the recent increased levels of business activity will continue as a trend into the future. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

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

Our products contain large quantities of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. Although we do not anticipate any problems procuring supplies in the near-term, there can never be any assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, our inventory is subject to risks of changes in market demand for particular products. The resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during the first nine months of fiscal 2004. Our future results could be adversely affected by several factors, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements, natural disasters, and the potential for a reoccurrence of the SARS virus.

We have been implementing a lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We incurred start-up costs during fiscal 2002 and fiscal 2003, which adversely affected gross margins. We are currently fine-tuning our lean manufacturing processes and improving execution. The gross margin improvements in the first nine months of fiscal 2004 represent the benefits from our lean manufacturing initiative, however, future benefits could be adversely affected if we are unable to continue to effectively fine-tune our lean manufacturing initiative.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2004 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At June 30, 2004, we had a valuation allowance against certain deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be affected.

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

There was no change in the internal control over financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The Company made no share repurchases during the third quarter of fiscal 2004. See Note E.

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

(b)	Reports on Form 8-K. On April 28, 2004, the Company furnished a Current Report on Form 8-K reporting the results of operations for its second fiscal quarter ended March 31, 2004, under Item 12 - Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: August 9, 2004	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2004	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)