Form 10-K
period 2004-09-30
KEITHLEY INSTRUMENTS INC
filed 2004-12-13
CIK 54991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2004

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $280.6 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $.4 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $281.0 million at March 31, 2004, the registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2004, which was $20.71.

As of December 1, 2004 there were outstanding 14,072,607 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 12, 2005 (the “2005 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.

10-K Annual Report

~ 1 ~

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

Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2004, approximately 30 percent of our orders were received from the semiconductor industry. Approximately 15 percent came from research and education customers. Approximately 20 percent came from the wireless customer group. Approximately 25 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computer and peripherals, medical equipment, aerospace and defense, and manufacturers of components other than optoelectronic components. Less than 5 percent came from the optoelectronics customer group, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

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

We work closely with our customers to build partnerships in order to anticipate their current and future measurement needs. A thorough understanding of their applications coupled with our precision measurement technology enables us to add value to our customers’ processes improving the quality, through put and yield of their products, as well as to determine which test applications we will choose to serve. We also can increase sales by adding new customers to our existing customer base utilizing our applications expertise. In addition to production test customers, we also recognize the importance of traditional research customers. Whether these customers are doing basic or applied research in a university or an industrial laboratory, they give us a first-hand look at new industry trends and technologies, and they permit us to establish long-lasting relationships.

We leverage our applications expertise and product platforms to other industries. Keithley technology is deployed in hundreds of applications where the most accurate and precise measurements are required, known as “high-reliability” measurements, in such fields as high-performance production test, military/aerospace, medical electronics and automotive electronics. By concentrating on interrelated industries and product technologies, we are able to gain insight into measurement problems experienced by one set of customers that can be solved for others. Our applications knowledge and technology solutions in one area build credibility as we expand to related fields, often using the same measurement platforms that are proven among a variety of customers.

We regularly invest 10 to 13 percent of net sales on developing new products. We believe this gives us a competitive advantage by delivering a solution that meets customer needs without adding features and costs that are not required or desired by the customer.

Product Offerings

We have approximately 500 products used to source, measure, connect, control or communicate DC, RF or optical signals. Product offerings include integrated systems solutions and instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $150,000 to $500,000 depending upon the configuration specified by the customer. Our semiconductor characterization system ranges in price from $30,000 to $75,000 depending upon the configuration and options. Bench top instruments generally range in price from $1,000 to $10,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and in production test for machine builders and system integrators. Selling prices generally range from $200 to $4,000.

~ 2 ~

New Products During Fiscal Year 2004

We develop new products for specific industry applications and for general purposes to serve a larger customer constituency. New products introduced during fiscal 2004 included the following:

We introduced three new products to expand our product offering for research and education customers with the Model 2182A Nanovoltmeter, Model 6220 DC Current Source and Model 6221 AC and DC Current Source. The Model 2182A Nanovoltmeter is optimized for making low noise measurements in metrology, nanotechnology, superconductivity, and other low voltage/resistance research applications. The Models 6220/6221 Current Sources combine ease of use with exceptionally low current noise. The 2182A brings a powerful new set of capabilities to researchers when used in conjunction with our model 6220 or 6221, which allows users to make resistance, pulsed I-V and differential conductance measurements. The combination also is useful in many nanotechnology applications because of its ability to measure resistance while dissipating very little power in the device under test.

We introduced two new products specifically designed to serve the semiconductor industry. The Model S470 Parametric Test System is optimized for production testing of 200mm wafers at the 130nm CMOS node and below. Based on our production-proven Model S400 Series testers, the Model S470 provides a low cost-per-pin solution for our customers in both technology development and process monitoring. It is available with options such as RF testing at up to 40GHz, adaptive test software that automates first-level process diagnostics, and SECS/GEM for 200mm factory automation. The S680DC/RF Parametric Test System is the latest addition to our S600 Series family. The S680 is designed to help chipmakers of all sizes control their testing costs by increasing throughput and increasing equipment reuse. In addition, we upgraded our popular Model 4200 Semiconductor Characterization System with our Keithley Test Environment-Interactive (KTEI) software v5.0. Model 4200-SCS users will now have a standard test system for running stress-measure and reliability tests for device lifetime analysis and quality assurance in addition to semiconductor characterization tests.

We expanded the capabilities of our Model 2800 for the wireless industry. The GSM option for the 2800 RF Power Analyzer enables the 2800 to make GSM transmitter modulation quality measurements in addition to the complete suite of spectral power measurements already provided. This enables the 2800 to test more mobile phone handset types on a single production line.

The Model 2790A SourceMeter® Airbag Inflator DC Electrical Test System is designed to meet the testing requirements for airbag inflators and modules in one compact, cost-effective package for the automotive industry.

We also introduced two new cards for our Model 4500 Multi-Channel I-V Test System to appeal to a broader range of customers for automated testing in multi-head (multi-device under test) production test environments.

We continued to invest in solutions for emerging measurement needs such as nanotechnology with the introduction of our Nanotech Toolkit. The Nanotech Toolkit is a dedicated characterization system for use with our Model 4200-SCS and was specifically designed for a variety of tests that assist researchers in making the very precise and complex electrical measurements associated with nanotechnology.

Geographic Markets and Distribution

During fiscal 2004, all of the Company’s products were manufactured in Ohio and were sold throughout the world in over 70 countries. The Company’s principal markets are the United States, Europe and the Pacific Basin.

In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the U.S., we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. Keithley has subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Switzerland, Italy and Japan. We also have sales offices in Belgium, Finland, Sweden, China, Korea, Taiwan, India and Singapore. Sales in markets outside the above named locations are made through independent sales representatives and distributors.

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

~ 3 ~

Patents

Electronic instruments of the nature we design, develop and manufacture generally cannot be patented in their entirety. Although we hold patents with respect to certain of our products, we do not believe our business is dependent to any material extent upon any single patent or group of patents, because of the rapid rate of technological change in the industry.

Seasonal Trends and Working Capital Requirements

Our business is not subject to significant seasonal trends. However, many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry and other sectors of the global electronics industry, have historically been cyclical. We do not have any unusual working capital requirements.

Customers

Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2004, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.

Backlog

Our backlog of unfilled orders amounted to approximately $15,973,000 as of September 30, 2004 and approximately $14,506,000 as of September 30, 2003. We expect that substantially all of the orders included in the 2004 backlog will be delivered during fiscal 2005. While past experience indicates that a portion of orders included in backlog may be canceled, we do not believe that cancellations will materially affect our future sales or net income.

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

Research and Development

Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $15,017,000 in 2004, $13,488,000 in 2003 and $13,987,000 in 2002, or approximately 11%, 13% and 14% of net sales, respectively, for each of the last three fiscal years.

Government Regulations

We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.

Employees

As of September 30, 2004, the Company employed approximately 632 persons, 173 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Keithley has significant revenues from outside the United States which increase the complexity and risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climate generally is stable.

~ 4 ~

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT:

Certain information regarding our executive officers is set forth below:

Name	Position	Age
Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	55

Philip R. Etsler	Vice President Human Resources	54

Alan S. Gaffney	Vice President Commercial Marketing and Information Systems	34

Mark A. Hoersten	Vice President Business Management	46

Larry L. Pendergrass	Vice President New Product Development	49

John A. Pesec	Vice President Worldwide Sales and Support	44

Mark J. Plush	Vice President and Chief Financial Officer	55

Linda C. Rae	Senior Vice President and General Manager	39

Gabriel A. Rosica	Executive Vice President	64

Debra A. Sibila	Corporate Controller	44

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

Philip R. Etsler has been Vice President of Human Resources since February 1990. He joined the Company in January 1986 as Personnel Director, which was an executive officer position.

Alan S. Gaffney was elected Vice President Commercial Marketing and Information Systems in May 2003. He joined Keithley in July 1999 as Direct Marketing Manager. He became Director of Worldwide Communications and Marketing Support in May 2000. Prior to joining Keithley, Mr. Gaffney held the position of Sales and Marketing Manager at Diebold, Inc., a global provider of self-service transaction solutions, security systems and services to financial institutions, retailers, colleges and universities, healthcare facilities and utilities.

Mark A. Hoersten was elected Vice President Business Management in May 2003. He joined Keithley in June 1980 as a Design Engineer and held various positions in product development and marketing until September 1997 when Mr. Hoersten became the Director of Marketing. He was promoted to Telecommunications Test Business Manager in July 1999, and General Manager in April 2001.

Larry L. Pendergrass joined Keithley in May 2003 as Vice President, New Product Development. Prior to joining Keithley, Mr. Pendergrass had over 20 years experience in research and development, product development, and manufacturing engineering in various roles including Section Manager, Project Manager and Project Leader with Agilent Technologies and Hewlett-Packard.

John A. Pesec was elected Vice President Worldwide Sales and Support in September 2002. Mr. Pesec joined Keithley in July 1990 and held various positions including Director of Pacific Basin Operations from February 1995 to January 1998, Director Semiconductor Sales from January 1998 to March 1999, Director of Sales from March 1999 to April 2001, and Managing Director Worldwide Sales from April 2001 to September 2002.

Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998. Mr. Plush joined the Company in March 1982 as Controller and was elected an executive officer in February 1989.

~ 5 ~

Linda C. Rae was elected Senior Vice President and General Manager in May 2003. Ms. Rae joined Keithley in September 1995 as a Product Marketer and held various marketing positions including Component Test Business Manager from July 1999 to June 2000, Business Manager of Optoelectronics from June 2000 to April 2001, and General Manager from April 2001 to May 2003.

Gabriel A. Rosica was elected Executive Vice President in April 2001. He joined Keithley in February of 1996 as General Manager and became Senior Vice President in January 1997. Prior to joining the Company, Mr. Rosica was a member of the Company’s Board of Directors from 1993 to 1996. While serving on the Company’s Board, he held various positions with Bailey Controls Company including Chief Operating Officer, Senior Vice President of Systems Operations, and Senior Vice President, Americas, Pacific & Far East of Elsag Bailey.

Debra A. Sibila was elected a Corporate Officer in May 2004. She joined Keithley in July 2003 as Corporate Controller. Prior to joining Keithley Instruments, Inc., Ms. Sibila was Division Controller for Goodrich Power Systems, which was acquired from TRW. Ms. Sibila was with TRW for 20 years and held a variety of accounting and finance positions.

PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

Fiscal 2004	High	Low	Cash Dividends Per Common Share	Cash Dividends Per Class B Common Share
First Quarter	$19.16	$14.16	$.0375	$.0300
Second Quarter	25.73	18.35	.0375	.0300
Third Quarter	22.90	19.23	.0375	.0300
Fourth Quarter	22.07	15.61	.0375	.0300

Fiscal 2003
First Quarter	$13.92	$8.01	$.0375	$.0300
Second Quarter	14.13	9.90	.0375	.0300
Third Quarter	15.20	10.60	.0375	.0300
Fourth Quarter	17.84	13.90	.0375	.0300

The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 1, 2004 was 2,473 and 4, respectively.

Equity Compensation Plan Information as of September 30, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,404,846	$19.88	1,811,012	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,404,846	$19.88	1,811,012	(1)

(1)	Includes 247,638 shares available for issuance under the 1993 Employee Stock Purchase and Dividend Reinvestment Plan.

Purchases of Equity Securities

On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of the outstanding shares at the time the program was approved, over a three-year period. The purpose of the 2003 program is to

~ 6 ~

offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaced the prior program, which expired in December 2003 and had substantially the same terms as the 2003 program. There were no shares repurchased in fiscal 2004. During fiscal 2003, the Company repurchased 243,200 shares at an average price per share of $11.41 under the repurchase program that expired in December 2003.

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in Item 8 of this Annual Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2004	2003	2002	2001	2000
Operating Results:
Net sales	$140,248	106,718	96,922	149,692	150,561
Gross margin percentage	61.1%	55.3%	56.2%	60.1%	61.1%
Income (loss) before income taxes	$15,541	(4,361)	(5,046)	26,199	32,471
Net income (loss)	$11,381	(4,192)	(3,080)	17,392	21,045
Basic earnings (loss) per share	$0.71	(0.27)	(0.20)	1.11	1.43
Diluted earnings (loss) per share	$0.69	(0.27)	(0.20)	1.05	1.30

Common Stock Information:
Cash dividends per Common Share	$0.150	0.150	0.150	0.140	0.103
Cash dividends per Class B Common Share	$0.120	0.120	0.120	0.112	0.082
Weighted average number of sharesoutstanding- diluted	16,544	15,487	15,687	16,583	16,168

At fiscal year-end:
Dividend payout ratio	21.7%	n/m	n/m	13.3%	7.9%
Shareholders’ equity per share	$6.26	5.33	5.81	5.90	4.77
Closing market price	$17.45	14.15	12.15	14.35	70.00

Balance Sheet Data:
Total assets	$136,666	114,186	120,371	123,600	112,338
Current ratio	3.3	3.4	3.9	4.5	3.0
Long-term debt	—	—	—	3,000	3,000
Total debt	$440	409	539	3,000	3,225
Total debt-to-capital	0.4%	0.5%	0.6%	3.1%	4.1%
Shareholders’ equity	$101,577	84,763	92,448	93,946	75,773

Other Data:
Return on average shareholders’ equity	12.2%	-4.7%	-3.3%	20.5%	35.2%
Return on average total assets	9.1%	-3.6%	-2.5%	14.7%	22.5%
Return on net sales	8.1%	-3.9%	-3.2%	11.6%	14.0%
Number of employees	632	608	612	640	626
Sales per employee	$226.2	174.9	154.8	236.5	261.4

Cash flow:
Net cash provided by (used in) operating activities	$15,045	(6,530)	7,815	38,273	10,549

Ten-year compound annual growth rate:
Net sales	4.6%	1.6%	0.2%	4.2%	4.1%
Net income	28.8%	n/m	n/m	15.2%	20.1%

n/m – These ratios are not meaningful due to the reported net losses in 2003 and 2002.

~ 7 ~

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In Thousands of Dollars except for per share information.

Forward-Looking Statements

Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including our efforts involving lean manufacturing, ERP and CRM system implementations, order cancellations, cost reduction efforts, conditions of the electronics industry, general economic conditions, technology or other trends and known uncertainties. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Annual Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.

General

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical DC, RF or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2004, approximately 30 percent of total orders were received from the semiconductor industry. Approximately 15 percent came from research and education customers. Approximately 20 percent came from the wireless customer group. Approximately 25 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components other than optoelectronic components. Less than 5 percent came from the optoelectronics customer group, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

Beginning in the second half of fiscal year 2001, an economic downturn affecting the worldwide electronics industry had a negative impact on many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and electronic components and subassemblies manufacturers. During much of fiscal 2003, conditions continued to negatively affect our customers and, therefore, our results. However, during the fourth quarter of fiscal 2003 we noted an improved environment in the electronics industry. During fiscal 2004, we noted improving conditions in the health of our customers and we experienced sequential growth throughout the year. However, we continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.

Effective April 1, 2002, we began serving our Japanese customers through a direct sales force, the majority of which are Japanese nationals. Prior to April 1, 2002, we sold our products through a Japanese distributor, who in turn, sold them to end-customers. The effect of going direct increased net sales and gross profits as we previously sold our products to the Japanese distributor at a discount. However, selling, general and administrative expenses have increased.

Effective January 1, 2003, we began to sell our products in the United States through a direct sales force. Prior to January 1, 2003, we sold our products through sales representatives to which we paid a commission. The change in our sales channel allowed us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhanced our ability to sell not only in the United States, but to U.S. companies with foreign manufacturing operations. During the first quarter of fiscal 2003, we incurred approximately $600 in one-time costs as we paid both commissions to sales representatives and salaries to our own sales employees. We expect that selling through our own sales force in the United States will be favorable to earnings during times of strong U.S. sales and unfavorable during times of depressed U.S. sales as a greater portion of U.S. selling costs are now fixed. During fiscal 2004, we saw the financial benefits from leveraging our selling and support costs.

Beginning near the end of fiscal 2002, we began to incur costs in preparation for the transition to new ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) software systems. We went live with Phase 1 of ERP in the United States on May 1, 2003, with minimal disruptions to our business. We continued our ERP and CRM implementations throughout fiscal 2004 and will finalize implementation in fiscal 2005. The financial impact of the ERP and CRM projects was a charge to selling, general and administrative expenses of approximately $889 in fiscal 2004, $735 in fiscal 2003 and approximately $12 in 2002, including depreciation expense of the software and other expenses that are not capitalizable under the respective accounting guidance. Included in capital expenditures was $336, $1,719 and $676 in fiscal 2004, 2003 and 2002, respectively, related to the ERP and CRM systems.

~ 8 ~

Over the last two to three years, we have made major changes to the way we purchase and manufacture through our adoption of lean manufacturing principles. As we have progressed with the implementation, we have seen significant improvements in our lean manufacturing processes. Customer lead times are shorter resulting in improved on-time customer delivery and inventory turns. During fiscal 2003, manufacturing costs increased due to the lean manufacturing implementation. However, during fiscal 2004, we have lowered our cost to manufacture, which contributed to the gross profit margin improvement during the fiscal year.

During fiscal 2004, the Company increased its investment in new product development, particularly for RF products, by opening a west coast development center.

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

Revenue recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped under FOB shipping terms. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

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

Income taxes:

Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment also is applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal, state and international pretax operating income, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. A valuation allowance against deferred tax assets has been established related to foreign tax credits and research and development credits which may not be realized due to the uncertainty of future profit levels or foreign source income. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such credits are realized or until such credits expire. Our income tax expense (benefit) recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent upon forecasted future taxable income. Any significant reduction in estimated forecasted future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.

Pension plan:

Retirement benefit plans are a significant cost of doing business that represent obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As the rate of return on plan assets assumption is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, especially when markets are highly volatile. We have analyzed

~ 9 ~

the rates of return on assets used and determined that the rates we use are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective, as well as the plans’ asset mix between equities and fixed income investments. Assumed discount rates are used in measurements of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension cost. We make estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions for both the U.S. plan and non-U.S. plan based on relevant market conditions as prescribed by accounting principles generally accepted in the U.S. and will make adjustments to the assumptions as appropriate. Pension income or expense is allocated to Cost of goods sold, Selling, general and administrative expenses, and Product development expenses in the Consolidated Statements of Operations.

Stock compensation plans:

We have two active stock option plans and an employee stock purchase plan. We have chosen the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant or variable accounting is required under applicable accounting guidance. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model, and actual results could differ materially from these estimates. We currently use the Black-Scholes model to value options. On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment”, that would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would require instead that such transactions be accounted for using a fair-value-based method and require companies to record compensation expense for stock option and most stock purchase plans. A final statement is expected to be released in late 2004. Currently, the provisions of the exposure draft would be effective for the Company beginning with the fourth quarter of fiscal 2005.

Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.

Percent of net sales for the years ended September 30:

	2004	2003	2002
Net sales	100.0	100.0	100.0
Cost of goods sold	38.9	44.7	43.8
Selling, general and administrative expenses	39.6	46.6	46.7
Product development expenses	10.7	12.6	14.4
Severance charges	—	0.8	1.5

Operating income (loss)	10.8	(4.7)	(6.4)
Investment income	(0.4)	(0.8)	(1.4)
Interest expense	0.1	0.2	0.2

Income (loss) before income taxes	11.1	(4.1)	(5.2)
Provision (benefit) for income taxes	3.0	(0.2)	(2.0)

Net income (loss)	8.1	(3.9)	(3.2)

Net income for 2004 was $11,381, or $0.69 per diluted share. The current year’s tax rate was 26.8% as a result of the utilization of tax credits and benefits from extraterritorial income exclusion. The net loss for 2003 was $4,192, or $0.27 per share. Included in the 2003 results, was the establishment of a tax valuation allowance in the income tax provision of $1,822 or $0.12 per share and severance charges of $845 pretax, or $0.03 per share after taxes. The net loss was $3,080, or $0.20 per share in 2002 including $1,461 pretax for severance charges or $0.06 per share after taxes.

Net sales were $140,248 in 2004 compared with $106,718 in 2003 and $96,922 in 2002. Net sales increased 31% in 2004 from 2003. Approximately four percentage points of the 31 percent increase were due to the effect of a weaker U.S. dollar. Net sales increased 10% in 2003 from 2002 with approximately half of the increase due to a weaker U.S. dollar versus foreign currencies. The downturn in the electronics industry had a negative effect on results for all of 2002 and into 2003. Throughout 2004, we noted improving conditions in the health of our customers and the electronics industry as a whole. Geographically, sales were up 28% in the United States and the Pacific Basin, and up 33% in Europe during 2004. In 2003, sales were down 10% in the United States, up 13% in Europe, and up 45% in the Pacific Basin region from 2002.

Cost of goods sold as a percentage of net sales was 38.9%, 44.7% and 43.8% in 2004, 2003 and 2002, respectively. The improvement in 2004 was due to spreading fixed manufacturing costs over higher sales volume, lower manufacturing costs as a result of the progress we made in fine-tuning

~ 10 ~

our lean manufacturing process and improved product mix. The increase in 2003 was due to higher costs related to the lean manufacturing startup and a less favorable product mix, partially offset by higher margins in Japan as a result of moving to a direct sales force and better margins in Europe due to a weaker U.S. dollar. Cost of goods sold in 2002 was negatively impacted by product mix, as well as spreading fixed costs over lower manufacturing volumes. This was partially offset by a weaker U.S. dollar. Foreign exchange hedging had a minimal effect on cost of goods sold in 2004, 2003 and 2002.

Selling, general and administrative expenses of $55,533 increased 12% in 2004 from $49,786 in 2003, and increased 10% in 2003 from $45,263 in 2002. Selling, general and administrative expenses as a percentage of net sales were 39.6%, 46.6% and 46.7%, in 2004, 2003 and 2002, respectively. The increase in 2004 over 2003 was due primarily to higher incentive costs and commissions due to our strong financial performance in fiscal 2004. Additionally, the weaker U.S. dollar increased costs in Europe and Japan. The increase in 2003 over 2002 was due primarily to higher sales and support costs related to the Japanese sales office that opened April 1, 2002, higher one-time costs related to the U.S. sales force during the first quarter as we paid commissions to sales representatives and salaries to our own sales employees, higher costs in Europe due to a weaker U.S. dollar, and additional costs associated with the ERP and CRM implementations.

Product development expenses of $15,017 increased 11% from $13,488 in 2003, and decreased 4% in 2003 from $13,987 in 2002. Product development expenses as a percentage of net sales were 10.7%, 12.6% and 14.4%, in 2004, 2003 and 2002, respectively. The increase in 2004 was due primarily to the increase in the investment in our west coast RF development group. Additionally, product development expenses increased due to higher incentive costs that are tied to financial performance. The decrease in 2003 from 2002 was due primarily to more engineering time being spent in manufacturing for lean manufacturing startup support.

During fiscal 2003, we recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5% of the worldwide work force. The majority of the individuals were in sales or sales support functions. During fiscal 2002, we recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance relating to a reduction in force of 44 individuals, or approximately 7 percent of the worldwide work force, the majority of which were in manufacturing. The charges in both years include salaries and vacation pursuant to each individual’s severance agreement, payroll taxes, health insurance and pension costs. Cash payments of $406, $579 and $1,224 were made for severance in 2004, 2003 and 2002, respectively. At September 30, 2004 and 2003, $107 and $503, respectively, was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets related to severance. (See Note J.)

Interest income was $540 in 2004, $896 in 2003 and $1,389 in 2002. Lower interest rates and lower average cash and short-term investments levels accounted for the decrease in 2004 from 2003 and in 2003 from 2002. Interest expense was $92 in 2004, $210 in 2003 and $205 in 2002. The decrease in 2004 from 2003 was due primarily to favorable mark-to-market adjustments on the Company’s interest rate swap agreement.

The tax rate for fiscal 2004 was 26.8%, compared to the prior year’s rate (which was a benefit) of 3.9%. The 2004 rate is below the statutory rate due mainly to the extraterritorial income exclusion benefit and R&D credit utilization. We recorded a tax benefit for 2003 at a 3.9% effective rate. The benefit was lower than the statutory tax rate primarily due to the establishment of a valuation allowance for certain tax credits where we determined it is more likely than not that the deferred tax asset related to those credits would not be realized. (See Note I.) The effective tax rate for 2002 was 39.0%. The benefit rate was higher than the statutory tax rate due to foreign tax credit carryforwards.

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

We utilize hedging techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations and balance sheet positions by entering into foreign exchange forward contracts. We do not speculate in foreign currencies or derivative financial instruments, and hedging techniques do not increase our exposure to foreign exchange rate fluctuations.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,045 in fiscal 2004. Cash and cash equivalents increased $712 to $16,451 at September 30, 2004. Short-term investments increased $12,042 to $32,112 at September 30, 2004. Cash and short term investments were used to purchase $4,072 of property, plant and equipment, to pay $2,335 in dividends, to contribute $2,000 to the United States pension plan, and to fund the working capital needs of our business. Total debt of $440 at September 30, 2004 increased $31 from September 30, 2003.

The Company’s credit agreement, which expires March 31, 2005, is a $10,000 debt facility ($440 outstanding at September 30, 2004) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.25% on the total amount of the commitment. Additionally, we have a number of other credit facilities in various currencies aggregating $5,000 ($0 outstanding at September 30, 2004). We intend to extend the terms of the credit agreement with the bank or seek to enter into a new credit agreement to provide access to capital should the need arise beyond March 31, 2005.

~ 11 ~

At September 30, 2004, we had total unused lines of credit with domestic and foreign banks aggregating $14,560, all of which was short-term. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, as amended, at September 30, 2004 and during each of the three years then ended.

Our current stock repurchase program expires on December 31, 2006. Under the current program we may repurchase an additional 2,000,000 Common Shares through December 31, 2006. The current program replaces the prior program, which expired in December 2003.

During 2005, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2005 are expected to approximate $4,000 to $5,000.

Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-Term Debt	$440	$440	$—	$—	$—
Operating Lease Obligations	5,521	2,258	2,167	883	213
Payments Under Deferred Compensation Agreements (1)	1,190	751	186	186	67
Total Contractual Obligations	$7,151	$3,449	$2,353	$1,069	$280

(1)	Includes amounts due under a deferred compensation agreement with a retiring executive. Amounts exclude additional interest that will be earned from September 30, 2004 through the time of payment. Other executives and directors are included in this plan, however, as retirement dates are uncertain, they are excluded from the above table.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation Number 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46 and sets forth criteria to be used in determining whether an interest in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The FIN 46-R modification did not have any impact on the Company’s consolidated financial statements.

At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2004. Other provisions of this pronouncement are being considered for revision by the EITF.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are included in the Company’s fiscal year 2004 consolidated financial statements.

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

~ 12 ~

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment”, that would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would require instead that such transactions be accounted for using a fair-value-based method and require companies to record compensation expense for stock option and most stock purchase plans. A final statement is expected to be released in late 2004. Currently, the provisions of the exposure draft would be effective for the Company beginning with the fourth quarter of fiscal 2005.

Factors That May Affect Future Results

Statements included in the sections entitled “General”, and “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report constitute “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected including those discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any recent increased levels of business activity will continue as a trend into the future. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

If we fail to appropriately manage our cost structure to reallocate resources to areas that will provide the best long-term benefits to our customers and shareholders our reporting results will be adversely affected. For instance, we may not be able to reduce our manufacturing costs, while increasing our product development investments for RF technologies, and we may experience unfavorable shifts in product mix or reductions in demand for a product that limit our ability to spread manufacturing costs over high sales volume.

Our business relies on the development of new high technology products and services to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We incur significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future. If these expenses do not result in future earnings, our operating results will be adversely affected.

In many cases our products compete directly with those offered by other manufacturers. If any of our competitors were to develop products or services that are more cost-effective or technically superior, demand for our product offerings could slow.

Our products contain large quantities of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. As a result, there can be no assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, our inventory is subject to risks of changes in market demand for particular products. Our inability to obtain critical parts and supplies or any resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during fiscal 2004. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

The gross margin improvements in fiscal 2004 represent the benefits from our lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We incurred start-up costs for this initiative during fiscal 2002 and fiscal 2003, which adversely affected gross margins. We may not experience future benefits if we are unable to continue to effectively fine-tune this initiative, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing and execution efficiencies.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2005 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At September 30, 2004, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

~ 13 ~

Throughout fiscal 2004 and into fiscal 2005, we have continued our implementation of ERP and CRM systems. Our results could be adversely affected if we are unable to implement the systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.

On January 1, 2003, we began to use our own employees, rather than sales representatives, to sell our products in the United States. This action increased our fixed costs, and our results could be adversely affected during times of depressed sales.

Other risk factors include but are not limited to changes in our customer and product mix, which affects our gross margins, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company maintains a short-term investment portfolio consisting of United States government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, in management’s opinion, a 10 percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Keithley Instruments, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

December 2, 2004

~ 14 ~

Consolidated Statements of Operations

For the years ended September 30, 2004, 2003 and 2002 (In Thousands of Dollars Except for Per-Share Data)

	2004	2003	2002
Net sales	$140,248	$106,718	$96,922

Cost of goods sold	54,605	47,646	42,441
Selling, general and administrative expenses	55,533	49,786	45,263
Product development expenses	15,017	13,488	13,987
Severance charges	—	845	1,461

Operating income (loss)	15,093	(5,047)	(6,230)
Investment income	(540)	(896)	(1,389)
Interest expense	92	210	205

Income (loss) before income taxes	15,541	(4,361)	(5,046)
Provision (benefit) for income taxes	4,160	(169)	(1,966)

Net income (loss)	$11,381	$(4,192)	$(3,080)

Basic earnings (loss) per share	$0.71	$(0.27)	$(0.20)

Diluted earnings (loss) per share	$0.69	$(0.27)	$(0.20)

The accompanying notes are an integral part of the financial statements.

~ 15 ~

Consolidated Balance Sheets

As of September 30, 2004 and 2003 (In Thousands of Dollars Except for Per-Share Data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,451	$15,739
Short-term investments	32,112	20,070
Refundable income taxes	181	519
Accounts receivable and other, net of allowances for doubtful accounts of $454 and $458 as of September 30, 2004 and 2003, respectively	21,435	15,607
Inventories:
Raw materials	9,720	7,842
Work in process	840	1,513
Finished products	2,055	1,859

Total inventories	12,615	11,214

Deferred income taxes	7,438	4,023
Prepaid expenses	1,927	1,088

Total current assets	92,159	68,260

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	16,315	15,813
Manufacturing, laboratory and office equipment	29,631	28,245

	47,271	45,383
Less-Accumulated depreciation and amortization	32,968	31,082

Total property, plant and equipment, net	14,303	14,301

Deferred income taxes	16,456	20,002
Other assets	13,748	11,623

Total assets	$136,666	$114,186

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$440	$409
Accounts payable	7,422	7,071
Accrued payroll and related expenses	9,897	4,661
Other accrued expenses	5,047	4,855
Income taxes payable	4,935	2,796

Total current liabilities	27,741	19,792

Long-term deferred compensation	2,605	2,986
Other long-term liabilities	4,743	4,306
Deferred income taxes	—	2,339
Commitments and contingencies
Shareholders’ equity:
Common Shares, stated value $.0125: Authorized - 80,000,000; issued and outstanding - 14,067,107 and 13,760,558 in 2004 and 2003	176	172
Class B Common Shares, stated value $.0125: Authorized - 9,000,000; issued and outstanding - 2,150,502 in 2004 and 2003	27	27
Capital in excess of stated value	27,449	25,370
Retained earnings	74,686	65,640
Accumulated other comprehensive income	501	98
Unamortized portion of restricted stock plan	(37)	(65)
Common Shares held in treasury, at cost	(1,225)	(6,479)

Total shareholders’ equity	101,577	84,763

Total liabilities and shareholders’ equity	$136,666	$114,186

The accompanying notes are an integral part of the financial statements.

~ 16 ~

Consolidated Statements of Shareholders’ Equity

For the years ended September 30, 2004, 2003 and 2002 (In Thousands of Dollars Except for Per-Share Data)

	Common Shares	Class B Common Shares	Capital in excess of stated value	Retained earnings	Accumulated other comprehensive income (loss)	Unamortized portion of restricted stock plan	Common Shares held in treasury	Total shareholders equity
Balance September 30, 2001	$172	$27	$22,694	$77,454	$(708)	$(152)	$(5,541)	$93,946
Comprehensive Loss:
Net loss				(3,080)
Translation adjustment					101
Minimum pension liability adjustment					(68)
Net unrealized gain on derivative securities					166
Realized gain on derivative securities					105
Net unrealized investment gains					55
Total comprehensive loss								(2,721)
Cash dividends:
Common Shares ($.15 per share)				(2,029)				(2,029)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes			3,756				2,538	6,294
Repurchase of Common Shares							(2,828)	(2,828)
Common Shares acquired for settlement of deferred Directors’ fees			144				(144)	—
Common Shares reissued in settlement of Director’s fees			(27)				27	—
Amortization						44		44

Balance September 30, 2002	172	27	26,567	72,087	(349)	(108)	(5,948)	92,448
Comprehensive Loss:
Net loss				(4,192)
Translation adjustment					777
Minimum pension liability adjustment					96
Net unrealized loss on derivative securities					(153)
Net unrealized investment loss					(273)
Total comprehensive loss								(3,745)
Cash dividends:
Common Shares ($.15 per share)				(1,997)				(1,997)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes			(1,342)				2,388	1,046
Repurchase of Common Shares							(2,774)	(2,774)
Common Shares acquired for settlement of deferred Directors’ fees			176				(176)	—
Common Shares reissued in settlement of Director’s fees			(31)				31	—
Amortization						43		43

Balance September 30, 2003	172	27	25,370	65,640	98	(65)	(6,479)	84,763
Comprehensive Income:
Net income				11,381
Translation adjustment					219
Minimum pension liability adjustment					2
Net unrealized gain on derivative securities					70
Net unrealized investment gain					112
Total comprehensive income								11,784
Cash dividends:
Common Shares ($.15 per share)				(2,077)				(2,077)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes	4		1,929				5,404	7,337
Common Shares acquired for settlement of deferred Directors’ fees			156				(156)	—
Common Shares reissued in settlement of Director’s fees			(6)				6	—
Amortization						28		28

Balance September 30, 2004	$176	$27	$27,449	$74,686	$501	$(37)	$(1,225)	$101,577

The accompanying notes are an integral part of the financial statements.

~ 17 ~

Consolidated Statements of Cash Flows

For the years ended September 30, 2004, 2003 and 2002 (In Thousands of Dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,381	$(4,192)	$(3,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,010	3,595	3,297
Deferred income taxes	(187)	(1,266)	(2,982)
Deferred compensation	146	150	106
Change in current assets and liabilities:
Refundable income taxes	361	497	5,296
Accounts receivable and other	(5,530)	(792)	916
Inventories	(1,358)	(930)	5,678
Prepaid expenses	(1,353)	91	3,309
Other current liabilities	7,925	(4,039)	(5,055)
Other operating activities	(350)	356	330

Net cash provided by (used in) operating activities	15,045	(6,530)	7,815

Cash flows from investing activities:
Capital expenditures	(4,072)	(4,039)	(3,412)
Purchase of investments	(33,179)	(6,248)	(13,220)
Proceeds from sale of investments	21,037	13,949	6,249
Other investing activities	—	—	48

Net cash (used in) provided by investing activities	(16,214)	3,662	(10,335)

Cash flows from financing activities:
Net increase (decrease) in short-term debt	25	(139)	543
Payment of long-term debt	—	—	(3,000)
Proceeds from sale of Common Shares	3,898	1,195	1,491
Purchase of Treasury Shares	—	(2,774)	(2,828)
Cash dividends	(2,335)	(2,255)	(2,287)

Net cash provided by (used in) financing activities	1,588	(3,973)	(6,081)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	293	873	217

Increase (decrease) in cash and cash equivalents	712	(5,968)	(8,384)
Cash and cash equivalents at beginning of period	15,739	21,707	30,091

Cash and cash equivalents at end of period	$16,451	$15,739	$21,707

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Income taxes	$486	$1,991	$(6,007)
Interest	227	193	162

The accompanying notes are an integral part of the financial statements.

~ 18 ~

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Generally, these criteria are met at the time the product is shipped under FOB shipping terms. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Foreign currency translation

Our revenues, costs and expenses, and assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operations. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated using weighted average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income in shareholders’ equity. For those entities that operate in a U.S. dollar functional currency environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates. Gains or losses from foreign currency remeasurement are generally immaterial and are included in the “Selling, general and administrative expenses” caption of the consolidated statements of operations.

Advertising

Advertising production and placement costs are expensed when incurred. Advertising expenses were $7,223, $7,000 and $6,363 in 2004, 2003 and 2002, respectively.

Product development expenses

Expenditures for product development are charged to expense as incurred. These expenses include the cost of computer software, an integral part of certain products. The Company’s policy is to expense all software development costs because of the short-time frame between technological feasibility and commercialization. In addition, based upon the rapid change in technology, the amortization periods for any capitalized costs would be relatively short, however, the Company continually reviews the materiality and financial statement classification of computer software expenditures in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly and all account balances are reviewed for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Balance at beginning of year	$458	$412	$597
Additions	24	73	25
Write-offs, net of recoveries	(35)	(42)	(218)
Foreign exchange revaluation	7	15	8

Balance at end of year	$454	$458	$412

~ 19 ~

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $4,010, $3,595 and $3,297 in fiscal 2004, 2003 and 2002, respectively.

Capitalized software

Certain internal and external costs incurred to acquire or create internal use software are capitalized in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment and is depreciated over 3 to 5 years when development is complete.

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

Capital stock

The Company has two classes of stock. Each Class B Common Share has ten times the voting power of a Common Share, but the Class B Common Shares are entitled to cash dividends of no more than 80% of the cash dividends on the Common Shares. Holders of Common Shares, voting as a class, elect one-fourth of the Company’s Board of Directors and participate with holders of Class B Common Shares in electing the balance of the Directors and in voting on all other corporate matters requiring shareholder approval. Additional Class B Common Shares may be issued only to holders of such shares for stock dividends or stock splits. These shares are convertible at any time to Common Shares on a one-for-one basis.

Included in the “Common Shares held in treasury, at cost” caption of the Consolidated Balance Sheets at September 30, 2004 and 2003, were shares repurchased through the Company’s share repurchase programs, net of shares reissued (see Note C), and shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. There were no shares remaining in treasury under the Company’s share repurchase program at September 30, 2004, as these shares were reissued under stock option or stock purchase plans. The total number of shares held in treasury at September 30, 2004 and 2003 was 143,991 and 535,888, respectively.

Accumulated other comprehensive income

The components of accumulated other comprehensive income at September 30, 2004 and 2003 are as follows:

	2004	2003
Translation adjustment	$519	$300
Minimum pension liability adjustment	(18)	(20)
Net unrealized loss on derivative securities	(20)	(90)
Net unrealized investment gain (loss)	20	(92)

Accumulated other comprehensive income	$501	$98

Income taxes

Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-U.S. subsidiaries as of September 30, 2004, 2003 and 2002.

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

~ 20 ~

Earnings per share, including pro forma effects of stock-based compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2004	2003	2002
Net income (loss) in thousands	$11,381	$(4,192)	$(3,080)
Weighted average shares outstanding	15,926,839	15,487,435	15,686,557
Assumed exercise of stock options, weighted average of incremental shares	583,989	—	—
Assumed purchase of stock under stock purchase plan, weighted average	33,161	—	—

Diluted shares – adjusted weighted-average shares and assumed conversions	16,543,989	15,487,435	15,686,557
Basic earnings (loss) per share	$0.71	$(0.27)	$(0.20)
Diluted earnings (loss) per share	$0.69	$(0.27)	$(0.20)

Due to the net loss in fiscal 2003 and 2002, 459,674 and 589,100 are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively.

The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant or variable accounting is required under applicable accounting guidance. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	2004	2003	2002
Net income (loss)	$11,381	$(4,192)	$(3,080)
Add: Stock-based employee compensation expense included in reported income/ loss, net of related tax effects	45	29	27
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,452)	(4,029)	(4,054)

Pro forma net income (loss)	$6,974	$(8,192)	$(7,107)

Pro forma earnings (loss) per share:
Basic	$0.44	$(0.53)	$(0.45)
Diluted	$0.42	$(0.53)	$(0.45)

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2004, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense in the interest expense line item

~ 21 ~

in the consolidated statements of operations. The Company recorded income (expense) of $163, $63 and $(346) in 2004, 2003 and 2002, respectively for the interest rate swap fair market value.

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

Recent accounting pronouncements

In December 2003, the FASB issued FASB Interpretation Number 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an interest in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. FIN 46-R modification did not have any impact on the Company's consolidated financial statements.

At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2004. Other provisions of this pronouncement are being considered for revision by the EITF.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are included in the Company’s fiscal year 2004 consolidated financial statements.

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment”, that would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and would require instead that such transactions be accounted for using a fair-value-based method and require companies to record compensation expense for stock option and most stock purchase plans. A final statement is expected to be released in late 2004. Currently, the provisions of the exposure draft would be effective for the Company beginning with the fourth quarter of fiscal 2005.

Note B – Guarantor’s Disclosure Requirements

Guarantee of original lease:

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $999 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.

Product warranties:

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for fiscal years 2004 and 2003.

~ 22 ~

A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2004 and 2003 is as follows:

	2004	2003
Beginning balance	$1,498	$1,415
Accruals for warranties issued during the period	1,568	1,525
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(504)	(313)
Settlements made (in cash or in kind) during the period	(1,103)	(1,129)

Ending balance	$1,459	$1,498

Note C – Repurchase of Common Shares

On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003 and had substantially the same terms as the 2003 program. The shares purchased in the prior fiscal year were acquired under the previous repurchase program.

The following table summarizes the Company’s stock repurchase activity:

	2004	2003
Total number of shares purchased	—	243,200

Average price paid per share (including commissions)	$—	$11.41

Identity of broker-dealer used to effect the purchases	N/A	Bear Stearns Securities Corp.

Number of shares purchased as part of a publicly announced repurchase program	—	243,200

Maximum number of shares that remain to be purchased under the program	2,000,000	1,223,800

There were no Common Shares remaining in treasury under the Company’s share repurchase programs at September 30, 2004, as these shares were issued under stock option or stock purchase plans. Shares issued from treasury under these plans totaled 398,837 and 175,547 in fiscal 2004 and 2003, respectively.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at September 30, 2004 totaled 143,991.

Note D – Short-term Investments

The Company classifies its short-term investments as “available-for-sale”, which requires they be recorded at fair market value with the resulting gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. Gross realized losses of $129 and gross realized gains of $56 were recognized on sales of marketable securities in fiscal year 2004 and 2003, respectively, using the specific identification method. There were no sales of marketable securities in fiscal 2002.

Short-term investments at September 30, 2004 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Money market and auction instruments	$2,500	$—	$—	$2,500
U.S. government and agency securities	11,030	4	(8)	11,026
Corporate notes and bonds	18,551	35	—	18,586
Mutual funds	—	—	—	—

Total short-term investments	$32,081	$39	$(8)	$32,112

~ 23 ~

Short-term investments at September 30, 2003 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Money market and auction instruments	$1	$—	$—	$1
U.S. government and agency securities	3,023	5	(15)	3,013
Corporate notes and bonds	9,615	50	(68)	9,597
Mutual funds	7,569	—	(110)	7,459

Total short-term investments	$20,208	$55	$(193)	$20,070

The mutual funds are comprised of investment-grade debt securities. The funds may invest in corporate, mortgage, asset-backed, municipal and U.S. government and agency securities. At September 30, 2004 and 2003, the securities, notes and bonds have maturity dates as follows:

	2004	2003
Less than 1 year	$8,661	$7,458
2 to 5 years	11,886	3,103
6 to 10 years	670	5,249
11 to 15 years	3,985	2,225
Greater than 15 years	6,910	2,035

Total short-term investments	$32,112	$20,070

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, no impairment was considered to be other-than-temporary. The $8 of unrealized losses for U.S. government and agency securities at September 30, 2004 relates to investments with a fair market value of approximately $3,992.

Note E - Financing Arrangements

On March 30, 2004, the Company amended its credit agreement to extend the term to March 31, 2005 from March 30, 2004. The agreement is a $10,000 debt facility ($440 and $382 outstanding at September 30, 2004 and 2003, respectively) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR and for standby letters of credit ($646 outstanding at September 30, 2004). The three-month LIBOR interest rate was 2.0% and 1.2% at September 30, 2004 and 2003, respectively. The Company is required to pay a facility fee of 0.25% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000 ($0 and $27 outstanding at September 30, 2004 and 2003, respectively). The principal on these facilities is due monthly with a 30-day rollover provision and, the weighted average interest was 5.0% for debt outstanding under these facilities at September 30, 2004. The Company has $13,914 available under the short-term lines of credit with domestic and foreign banks at September 30, 2004.

Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2004.

The Company has an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixes the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.4%, and expires September 19, 2005. The interest differential to be paid or received on the notional amount of the swap is recognized as paid over the term of the agreement. At September 30, 2004 interest rate levels, the swap requires the Company to make payments to the bank. The Company would pay the bank approximately $120 to terminate the agreement. In accordance with the provisions of SFAS 133, the interest rate swap is recorded on the Company’s Consolidated Balance Sheets at fair market value at September 30, 2004.

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

Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains from such foreign exchange transactions of $132, $113 and $79 for 2004, 2003 and 2002, respectively.

~ 24 ~

At September 30, 2004, the Company had obligations under foreign exchange forward contracts to sell 1,900,000 Euros, 300,000 British pounds and 180,000,000 Yen at various dates through December 2004. In accordance with the provisions of SFAS 133, the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2004 and 2003, the fair market value of the contracts represented a liability to the Company of $28 and $167, respectively.

Note G - Employee Benefit Plans

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation. A summary of the components of net periodic pension cost based on a measurement date of June 30 for both the U.S. plan and the non-U.S. plan is shown below:

	2004	2003
Service cost-benefits earned during the period	$1,418	$1,499
Interest cost on projected benefit obligation	2,045	1,960
Expected return on plan assets	(2,625)	(2,494)
Amortization of transition asset	(22)	(25)
Amortization of prior service cost	183	180

Net periodic pension cost	$999	$1,120

The following table sets forth the funded status of the Company’s plans at September 30, 2004 and 2003:

	United States Plan		Non-U.S. Plan*
	2004	2003	2004	2003
Change in projected benefit obligations:
Benefit obligation at beginning of year	$28,626	$25,650	$4,624	$3,985
Service cost	1,242	1,337	176	162
Interest cost	1,760	1,701	285	259
Actuarial (gain) loss	(1,504)	926	50	(370)
Benefits paid	(1,061)	(1,028)	(138)	(126)
Plan amendment	—	40	—	—
Foreign currency exchange rate changes	—	—	314	714

Benefit obligation at year end	$29,063	$28,626	$5,311	$4,624

Change in plan assets:
Fair value of plan assets at beginning of year	$25,753	$23,568	$930	$724
Actual return on pension assets	3,970	613	38	61
Employer contributions	1,000	2,600	51	27
Benefits paid	(1,061)	(1,028)	(20)	(18)
Foreign currency exchange rate changes	—	—	62	136

Fair value of plan assets at end of year	29,662	25,753	1,061	930

Funded status – over (under) funded	599	(2,873)	(4,250)	(3,694)
Unrecognized actuarial loss (gain)	4,715	7,631	(393)	(445)
Additional employer contributions	1,000	—	—	—
Unrecognized prior service cost	1,048	1,227	38	40
Unrecognized initial net (asset) obligation	(54)	(97)	84	99

Prepaid pension assets (pension liability) recognized in the Consolidated Balance Sheets	$7,308	$5,888	$(4,521)	$(4,000)

Amounts recognized in the Consolidated Balance Sheets at September 30, 2004 and 2003, consist of the following:

	United States Plan		Non-U.S. Plan*
	2004	2003	2004	2003
Other assets (long-term)	$7,308	$5,888	$—	$—
Other long-term liabilities	—	—	(4,521)	(4,000)

Prepaid pension assets (pension liability) recognized	$7,308	$5,888	$(4,521)	$(4,000)

*	The Company has purchased indirect insurance of $4,279 which is expected to be available to the Company as non-U.S. pension liabilities of $4,521 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $4,279 and $3,762 at September 30, 2004 and 2003, respectively, for this asset. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” this Company asset is not included in the non-U.S. plan assets.

~ 25 ~

The accumulated benefit obligation for all defined benefit plans was $30,922 and $29,796 at September 30, 2004 and 2003, respectively.

At September 30, 2004 and 2003, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for the non-U.S. plan. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2004 were $5,311, $4,779, and $1,061, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2003 were $4,624, $3,920, and $930, respectively.

Non-U.S. plan assets represent employee and Company contributions and are invested in a direct insurance contract payable to the individual participants. As of the measurement date, the plan assets allocations for the United States plan by asset category was as follows:

	June 30,
	2004	2003
Equity securities	64%	66%
Debt securities	15	14
Market neutral hedge fund	15	7
Cash equivalent (money market fund)	3	10
All other	3	3

	100%	100%

The United States and non-U.S. Plan investment strategy is to emphasize total return, which is defined as the aggregate return from capital appreciation and dividends and interest income. The primary objective in the investment management of the Plans assets is the emphasis on consistency of growth; specifically, growth in a manner that protects Plan assets from excessive volatility in market value from year to year.

In determining the asset classes in which the Plans will invest, as well as the target weightings to each asset class, the Company gives consideration to several factors. These include historical risk and return statistics for each asset class and the statistical relationships between the asset classes. The Company also has recognized certain aspects specific to the Plans including the current funding status, the average age of employee participants, and the ability of the Company to make future contributions to the Plans.

The significant actuarial assumptions used to determine benefit obligations at September 30, 2004 and 2003 were as follows:

	2004	2003
United States Pension Plan:
Discount rate	6.5%	6.25%
Rate of increase in compensation levels	3.5%	3.5%

Non-U.S. Pension Plan:
Discount rate	5.25%	6.0%
Rate of increase in compensation levels	3.0%	4.5%

The significant actuarial assumptions used to determine net pension expense for fiscal years 2004, 2003 and 2002 were as follows:

	2004	2003	2002
United States Pension Plan:
Discount rate	6.25%	6.75%	6.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.5%	4.5%	4.5%

Non-U.S. Pension Plan:
Discount rate	6.0%	6.0%	6.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in compensation levels	4.5%	3.0%	4.5%

In determining its expected long-term rate-of-return-on-asset assumption for the fiscal year ending September 30, 2004, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.

~ 26 ~

Expected future benefit payments for both the United States and the non-U.S. plans are as follows:

2005	$1,105
2006	$1,179
2007	$1,256
2008	$1,342
2009	$1,436
2010 – 2014	$9,558

The Company expects to contribute approximately $1,000 to $2,000 to its pension plans in fiscal year 2005.

In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company makes contributions to the 401(k) plan, and expense for this plan amounted to $831, $388 and $397 in 2004, 2003 and 2002, respectively. Additionally, the Company has a profit sharing program which includes all eligible worldwide employees. U.S. employee participants at their discretion may opt for a cash payout or may defer the bonus in the 401(k) plan. Non-U.S. employees receive a cash payout. Expense (income) related to the additional profit sharing program amounted to $248, $0 and $(255) in 2004, 2003 and 2002, respectively. The income in 2002 represents the true-up of expense recorded in 2001 based upon the final calculation of the profit sharing bonus.

The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees which includes retirement, death and disability benefits. Expense (income) recognized for these benefits was $9, ($194), and $72 for 2004, 2003 and 2002, respectively. Liabilities of $126 and $122 were accrued in the “Other long-term liabilities” caption on the Company’s Consolidated Balance Sheets to meet all SERP obligations at September 30, 2004 and 2003, respectively. The income in 2003 represents the reversal of a liability for a former participant.

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

~ 27 ~

The activity under all option plans was as follows:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
September 30, 2001	2,395,426	$18.54	804,952	$7.65
Options granted at fair market value	700,250	14.39
Options exercised	(83,237)	5.04
Options forfeited	(76,250)	27.26

September 30, 2002	2,936,189	17.70	1,327,715	15.39
Options granted at fair market value	694,550	15.35
Options exercised	(99,400)	3.74
Options forfeited	(131,000)	22.74

September 30, 2003	3,400,339	17.44	1,831,702	17.22
Options granted at fair market value	661,600	19.15
Options exercised	(569,969)	4.32
Options forfeited	(87,124)	20.97

September 30, 2004	3,404,846	$19.88	1,830,472	$22.54

The options outstanding at September 30, 2004 have been segregated into ranges for additional disclosure as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 2.53 - $6.84	362,396	3.86	$4.30	362,396	$4.30
$10.70 - $14.95	626,750	7.86	$13.49	331,951	$13.41
$15.38 - $17.78	657,300	8.62	$16.29	41,000	$17.72
$18.20 - $19.97	1,128,900	7.97	$18.63	482,875	$18.55
$20.05 - $66.75	629,500	6.39	$41.18	612,250	$41.74

	3,404,846	7.35	$19.88	1,830,472	$22.54

~ 28 ~

1993 Employee Stock Purchase Plan

On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case with U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option is also available for new employees. The purchase price for the mid-year enrollees is 85 percent of the lower or the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 247,638 remained available at September 30, 2004. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. In January 2004 and January 2003, 135,412 and 75,867 shares were purchased by employees under this plan at a price of $10.63 per share.

Pro Forma Disclosure

See Note A for the pro forma effects had the Company adopted the fair value criteria provided in SFAS No. 123.

The pro forma weighted average fair value of options granted under stock option plans in 2004, 2003 and 2002 was $8.10, $6.51 and $5.85, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	4.5	4.2	3.7
Risk-free interest rate	3.5%	2.5%	3.3%
Volatility	51%	54%	55%
Dividend yield	1.0%	1.0%	1.0%

The pro forma weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2004, 2003 and 2002 was $5.14, $5.24 and $9.01, respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2004	2003	2002
Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	1.1%	1.5%	2.7%
Volatility	50%	55%	58%
Dividend yield	1.0%	1.0%	0.9%

~ 29 ~

Note I - Income Taxes

For financial reporting purposes, income (loss) before income taxes includes the following components:

	2004	2003	2002
United States	$8,974	$(6,711)	$(3,744)
Non-U.S.	6,567	2,350	(1,302)

	$15,541	$(4,361)	$(5,046)

The provision (benefit) for income taxes is as follows:

	2004	2003	2002
Current:
Federal	$1,620	$255	$363
Non-U.S.	2,681	922	444
State and local	46	(80)	209

Total current	4,347	1,097	1,016

Deferred:
Federal	(50)	(873)	(2,900)
Non-U.S.	(137)	(393)	(82)

Total deferred	(187)	(1,266)	(2,982)

Total provision (benefit)	$4,160	$(169)	$(1,966)

Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2004	2003	2002
Federal income tax at statutory rate	$5,284	$(1,552)	$(1,683)
State and local income taxes	(103)	292	181
Tax on non-U.S. income	(284)	215	(317)
Foreign tax credit carryforwards	(98)	151	(746)
Valuation allowance	105	1,291	532
Other tax credit carryforwards	(281)	(495)	—
Adjustment for prior years’ taxes	(552)	—	—
Other	89	(71)	67

Effective provision (benefit) for income taxes	$4,160	$(169)	$(1,966)

~ 30 ~

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2004 and 2003 are as follows:

Deferred tax assets:	2004	2003
Nonqualified stock options	$3,183	$261
Capitalized research and development	9,347	3,032
Inventory	1,837	2,130
Deferred compensation	2,239	983
Tax credit carryforward	8,071	15,553
Depreciation	1,044	922
Warranty	487	502
Medical	157	175
Intangibles	105	121
State and local taxes	1,355	1,454
Foreign net operating losses	417	388
Other	1,301	869

Total deferred tax assets	29,543	26,390

Deferred tax liabilities:
Pension contribution	2,558	2,061
Other	464	311

Total deferred tax liabilities	3,022	2,372

Valuation allowance	(2,627)	(2,332)

Net deferred tax assets	$23,894	$21,686

The net change in the net deferred tax assets as of September 30, 2004 compared to September 30, 2003 is primarily the result of utilization of federal net operating loss carryforwards, capitalization of research and development costs on prior returns and exercise of nonqualified stock options during the current year.

The valuation allowance relates to provisions for foreign tax credits, R&D credits, and certain foreign net operating losses which may not be realized due to the uncertainty of future profitability levels.

At September 30, 2004, the Company had tax credit carryforwards as follows:

		Year Expiration Commences
Alternative minimum tax credit	$2,105	indefinite
Foreign tax credit	3,096	2012-2014
R&D credit	2,847	2005-2019
Capital loss deduction	23	2009

	$8,071

The Company recorded credits of $3,721, $346 and $285 to additional paid-in-capital during the years ended September 30, 2004, 2003 and 2002, respectively, in connection with the tax benefit related to compensation deductions on the exercise of stock options.

Note J – Severance Charges

During fiscal 2003, the Company recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.

During fiscal 2002, the Company recorded a $1,461 pretax charge, or $.06 per share after taxes, for severance relating to a reduction in force of 44 individuals, or approximately 7 percent of the worldwide work force, the majority of which were in manufacturing. The charges in both years include salaries and vacation per each individual’s severance agreement, payroll taxes, health insurance and pension costs. The accrued severance outstanding at September 30, 2002 was paid in full in 2003, without adjustment.

~ 31 ~

At September 30, 2004 and 2003, $107 and $503, respectively, of accrued severance was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets.

A reconciliation of the changes in the aggregated accrued severance liability for fiscal years 2004 and 2003 is as follows:

	2004	2003
Beginning balance	$503	$237
Expense recognized and adjustments	(21)	845
Payments made	(406)	(579)
Foreign exchange revaluation	31	—

Ending balance	$107	$503

Note K – Commitments and Contingencies

The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $160 in 2004, $144 in 2003 and $233 in 2002) was $1,509, $1,389 and $1,622 for 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases are:

2005	$2,258
2006	1,435
2007	732
2008	515
2009	368
After 2009	213

Total minimum operating lease payments	$5,521

In the normal course of business, the Company is subject to various legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on the financial position or results of operations of the Company.

Note L – Segment and Geographic Information

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

	2004	2003	2002
Net sales:
United States	$44,588	$34,926	$38,984
Europe	47,704	35,866	31,698
Pacific Basin	39,492	30,818	21,268
Other	8,464	5,108	4,972

	$140,248	$106,718	$96,922

Long-lived assets:
United States	$22,750	$21,131	$19,197
Germany	4,545	4,055	3,302
Other	756	738	680

	$28,051	$25,924	$23,179

~ 32 ~

Note M – Unaudited Quarterly Results of Operations

Following are the Company’s unaudited quarterly results of operations for fiscal 2004 and 2003.

	First	Second	Third	Fourth
Fiscal 2004
Net sales	$29,742	$33,989	$36,822	$39,695
Gross profit	17,599	21,332	22,893	23,819
Income before income taxes	1,578	3,805	4,788	5,370
Net income	1,089	2,625	3,177	4,490
Diluted earnings per share	.07	.16	.19	.27
Fiscal 2003
Net sales	$26,199	$25,952	$25,264	$29,303
Gross profit	14,642	14,028	13,445	16,957
(Loss) income before income taxes (1)	(781)	(1,554)	(3,167)	1,141
Net loss (1) (2)	(507)	(923)	(1,926)	(836)
Diluted loss per share (1) (2)	(.03)	(.06)	(.12)	(.05)

(1)	The third and fourth quarters of fiscal 2003 include pretax severance charges of $535 and $310, or $.02 and $.01 per share, respectively.

(2)	The fourth quarter of fiscal 2003 includes $1,822, or $.12 per share, in income tax expense related to the establishment of a valuation allowance for certain tax credits.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES.

(a)	Management of the Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

~ 33 ~

PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the Company’s directors, its audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held February 12, 2005, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION.

See the caption “Executive Compensation and Benefits” in the Company’s Proxy Statement to be used in conjunction with the February 12, 2005 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the February 12, 2005 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2004, and is expected to render services in such capacity to the Company in the future.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the caption “Audit Fees” in the Company’s Proxy Statement to be used in conjunction with the February 12, 2005 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

PART IV.

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

~ 34 ~

(a)(3) Index to Exhibits

Exhibit Number	Description

3(a)	Code of Regulations, as amended on February 9, 1985. (Reference is made to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(a)*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)*	Employment Agreement, as amended, with Joseph P. Keithley. (Reference is made to Exhibit 10(d) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(e)*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(g)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10(h)*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(j)	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(k)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

10(l)	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(m)	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

14	Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 15(c) Exhibits.

See “Index to Exhibits” at Item 15(a)(3) above.

Item 15(d) Financial Statement Schedules.

Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

~ 35 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Keithley Instruments, Inc. (Registrant)

By:	/s/ Joseph P. Keithley
Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/13/04

/s/ Mark J. Plush Mark J. Plush	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	12/13/04

/s/ Brian R. Bachman Brian R. Bachman	Director	12/13/04

/s/ James T. Bartlett James T. Bartlett	Director	12/13/04

/s/ James B. Griswold James B. Griswold	Director	12/13/04

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/13/04

William J. Hudson, Jr. William J. Hudson, Jr.	Director	12/13/04

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/13/04

/s/ Barbara V. Scherer Barbara V. Scherer	Director	12/13/04

/s/ R. Elton White R. Elton White	Director	12/13/04

~ 36 ~

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders

of Keithley Instruments, Inc.

Our audits of the consolidated financial statements referred to in our report dated December 2, 2004, appearing in the fiscal 2004 Annual Report to Shareholders of Keithley Instruments, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed as Schedule II of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

December 2, 2004

~ 37 ~

SCHEDULE II

KEITHLEY INSTRUMENTS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands of Dollars)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts		Deductions		Balance at End of Period
For the Year Ended September 30, 2004:
Valuation allowance for deferred tax assets	$2,332	$105	$190	(1)	$—		$2,627
For the Year Ended September 30, 2003:
Valuation allowance for deferred tax assets	$532	$1,822	$510	(2)	$(532	)(3)	$2,332
For the Year Ended September 30, 2002:
Valuation allowance for deferred tax assets	$—	$532	$—		$—		$532

(1)	The valuation allowance relates to provision for foreign tax credits and certain foreign net operating losses which may not be realized due to the uncertainty of future profitability levels. Approximately $190 of the valuation allowance recorded in fiscal 2004 was recorded as a reduction of shareholders’ equity as foreign tax credits generated in the current year could not be utilized due to the benefit of nonqualified stock options.

(2)	The valuation allowance relates to provision for foreign tax credits, R&D credits, and certain foreign net operating losses, which may not be realized due to the uncertainty of future profitability levels. Approximately $510 of the valuation allowance recorded in fiscal 2003 was recorded as a reduction of shareholders’ equity as foreign tax credits generated in that year could not be utilized due to the benefit of nonqualified stock options.

(3)	The valuation allowance for Japanese taxes was no longer required as Japanese operations became profitable and utilized net operating loss carryforwards.

~38~