Form 10-Q
period 2004-12-31
KEITHLEY INSTRUMENTS INC
filed 2005-02-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

YES ☑   NO ☐

     As of February 1, 2005 there were outstanding 14,199,260 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,
	2004	2003	2004
Assets
Current assets:
Cash and cash equivalents	$17,856	$15,868	$16,451
Short-term investments	32,531	21,090	32,112
Refundable income taxes	56	283	181
Accounts receivable and other, net	18,299	15,852	21,435
Inventories:
Raw materials	9,004	8,435	9,720
Work in process	1,243	2,153	840
Finished products	2,394	1,601	2,055

Total inventories	12,641	12,189	12,615
Deferred income taxes	6,648	4,155	7,438
Other current assets	2,251	2,494	1,927

Total current assets	90,282	71,931	92,159

Property, plant and equipment, at cost	48,430	46,334	47,271
Less-Accumulated depreciation	34,208	32,197	32,968

Net property, plant and equipment	14,222	14,137	14,303

Deferred income taxes	16,826	20,092	16,456
Other assets	14,635	11,895	13,748

Total assets	$135,965	$118,055	$136,666

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$512	$532	$440
Accounts payable	5,975	6,677	7,422
Accrued payroll and related expenses	6,734	5,330	9,897
Other accrued expenses	5,468	5,748	5,047
Income taxes payable	3,981	3,036	4,935

Total current liabilities	22,670	21,323	27,741

Long-term deferred compensation	3,211	3,168	2,605
Other long-term liabilities	5,290	4,594	4,743
Deferred income taxes	—	2,353	—
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,092,907 at December 31, 2004, 13,438,202 at December 31, 2003 and 14,067,107 at September 30, 2004	176	172	176
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at December 31, 2004, December 31, 2003 and September 30, 2004	27	27	27
Capital in excess of stated value	27,910	25,227	27,449
Retained earnings	76,884	66,161	74,686
Accumulated other comprehensive income	1,089	569	501
Unamortized portion of restricted stock plan	(34)	(58)	(37)
Common shares held in treasury, at cost	(1,258)	(5,481)	(1,225)

Total shareholders’ equity	104,794	86,617	101,577

Total liabilities and shareholders’ equity	$135,965	$118,055	$136,666

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2004	2003

Net sales	$35,643	$29,742

Cost of goods sold	14,200	12,143

Selling, general and administrative expenses	13,586	12,810

Product development expenses	4,090	3,345

Operating income	3,767	1,444

Investment income	291	151

Interest expense	(13)	(17)

Income before income taxes	4,045	1,578

Income tax provision	1,254	489

Net income	$2,791	$1,089

Basic earnings per share	$0.17	$0.07

Diluted earnings per share	$0.17	$0.07

Cash dividends per Common Share	$.0375	$.0375

Cash dividends per Class B Common Share	$.030	$.030

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,791	$1,089
Depreciation	1,091	977
Changes in working capital	(1,572)	(657)
Other operating activities	304	346

Net cash provided by operating activities	2,614	1,755

Cash flows from investing activities:
Payments for property, plant and equipment	(945)	(786)
Purchase of short-term investments	(4,046)	(5,264)
Sale of short-term investments	3,559	4,205

Net cash used in investing activities	(1,432)	(1,845)

Cash flows from financing activities:
Net increase in short term debt	45	123
Cash dividends	(593)	(568)
Proceeds from the sale of Common Shares	147	261

Net cash used in financing activities	(401)	(184)

Effect of exchange rate changes on cash	624	403

Increase in cash and cash equivalents	1,405	129
Cash and cash equivalents at beginning of period	16,451	15,739

Cash and cash equivalents at end of period	$17,856	$15,868

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)

A.	Nature of Operations

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

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements at December 31, 2004 and 2003, and for the three month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three month periods ended December 31, 2004 and 2003 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2004, which were included in the Form 10-K filed on December 13, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, depreciation, amortization and recoverability of long -lived assets, pension plan assumptions, and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year financial statements and the notes to conform to the current year presentation.

C.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges “ SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Currently the Company does not enter into nonmonetary exchange transactions; however, the provisions of SFAS No. 153 will be applied prospectively to any of these transactions entered into beginning in our fourth quarter of fiscal year 2005.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share -Based Payment” (“SFAS No . 123R”). This new pronouncement requires compensation cost relating to share -based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share -based compensation arrangements including stock options, restricted stock plans, performance -based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” . SFAS No. 123, as originally issued in 1995, established as preferable a fair -value -based method of accounting for share -based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value -based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company will be required to adopt the provisions of SFAS No. 123R in our fourth quarter of fiscal year 2005. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of the Company. See Note D for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share -based payment transactions issued after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified. Management is currently evaluating the requirements of SFAS No. 123R and the impact on the Company including stock-based compensation valuation models and transition methods allowed under the pronouncement.

In December 2004, the FASB issued two FASB staff positions (“FSP”): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. -Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. “ FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-1 will begin to impact the Company in our 2006 fiscal year. Management is currently evaluating the provisions of the pronouncement to identify the impact on the Company. FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The Company has historically repatriated dividends from our foreign subsidiaries; therefore, this provision of the American Jobs Creation Act provides no benefit to the Company. As such, FSP FAS 109-2 will not impact our consolidated financial statements for fiscal 2005.

D.	Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months
	Ended December 31,
	2004	2003

Net income	$2,791	$1,089

Weighted average shares outstanding	16,225,559	15,544,377
Assumed exercise of stock options	352,529	565,567
Assumed purchase of stock under stock purchase plan	15,102	49,795

Weighted average shares used for dilutive earnings per share	16,593,190	16,159,739

Basic earnings per share	$0.17	$0.07
Diluted earnings per share	$0.17	$0.07

The Company has elected to continue to account for stock issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense is recognized in the Company’s consolidated financial statements for employee stock options except in certain cases when stock options are granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”, the measurement of compensation expense is based on the fair value of employee stock options or purchase rights at the grant or right date and requires the use of option pricing models to value the options.

During the first quarter of fiscal 2005, the Company amended the 1993 Employee Stock Purchase Plan to change the subscription period from the calendar year to a six month period ending June 30. The change was made to maintain the current benefits of the Plan for all eligible employees through June 30, 2005 while assessing the future value of the Plan relative to the expense that would be required to be recorded by SFAS No. 123R for subscription periods beginning after June 30, 2005.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	For the Three Months
	Ended December 31,
	2004	2003

Net income	$2,791	$1,089

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	22	5

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(823)	(1,054)

Pro forma net income	$1,990	$40

Pro forma basic earnings per share	$0.12	$0.00
Pro forma diluted earnings per share	$0.12	$0.00

E.	Repurchase of Common Shares

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

The following table summarizes the Company’s stock repurchase activity:

	For the Three Months
	Ended December 31,
	2004	2003

Total number of shares purchased	—	—

Average price paid per share (including commissions)	—	$—

Identity of broker-dealer used to effect the purchases	N/A	N/A

Number of shares purchased as part of publicly announced repurchase programs	—	—

Maximum number of shares that remain to be purchased under the program	2,000,000	2,000,000

There were no Common Shares remaining in treasury under the Company’s share repurchase programs at December 31, 2004, as these shares were reissued under stock option or stock purchase plans. There were no shares issued from treasury under these plans during the first quarter of fiscal 2005 while 76,481 shares were issued from treasury during the same period in fiscal 2004.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non -employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at December 31, 2004 totaled 145,968.

F.	Financing Arrangements

On March 30, 2004, the Company amended its credit agreement to extend the term to March 31, 2005 from March 30, 2004. The agreement is a $10,000 debt facility ($472 outstanding at December 31, 2004) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR and for standby letters of credit ($672 outstanding at December 31, 2004) . The Company intends to extend the terms of the credit agreement with the bank or seek to enter into a new credit agreement to provide access to capital should the need arise beyond March 31, 2005. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000 ($40 outstanding at December 31, 2004). The principal on these facilities is due monthly with a 30-day rollover provision. The Company has $13,816 available under the short -term lines of credit with domestic and foreign banks at December 31, 2004.

Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company is in compliance with these requirements as of December 31, 2004.

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2004, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $41 and $45 for the three month periods ended December 31, 2004 and 2003, respectively, for the interest rate swap.

At December 31, 2004, the Company had obligations under foreign exchange forward contracts to sell 2,100,000 Euros, 300,000 British pounds and 225,000,000 Yen at various dates through March 2005. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. At December 31, 2004, the fair market value of the foreign exchange forward contracts and interest rate swap represented liabilities to the Company of $232 and $80, respectively. At December 31, 2003, the fair market value of the foreign exchange forward contracts and interest rate swap represented liabilities to the Company of and $286 and $238, respectively.

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

H.	Comprehensive Income

Comprehensive income for the three month periods ended December 31, 2004 and 2003 is as follows:

	For the Three Months
	Ended December 31,
	2004	2003

Net income	$2,791	$1,089
Unrealized losses on value of derivative securities	(44)	(35)
Net unrealized investment (losses) gains	(45)	114
Foreign currency translation adjustments	677	392

Comprehensive income	$3,379	$1,560

I.	Geographic Segment Information

The Company’s business is to develop test and measurement solutions to verify customers’ product performance or aid in their product development process. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties . The Company’s gross margins, customers, production processes and distribution methods are similar for all its products. Accordingly, the Company reports a single Test and Measurement segment. The Company’s net sales and long -lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months
	Ended December 31,
	2004	2003

Net sales:
Americas	$11,759	$8,810
Europe	11,413	11,014
Asia	12,471	9,918

	$35,643	$29,742

	At December 31,		At September 30,
	2004	2003	2004

Long-lived assets:
Americas	$22,703	$20,960	$22,750
Germany	4,993	4,341	4,545
Other	1,161	731	756

	$28,857	$26,032	$28,051

J.	Guarantor’s Disclosure Requirements

Guarantee of original lease

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $1,002 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties

Generally, the Company’s products are covered under a one -year warranty; however, certain products are covered under a two or three -year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in -warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending December 31, 2004 and 2003.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three month periods ending December 31, 2004 and 2003 is as follows:

	For the Three Months
	Ended December 31,
	2004	2003
Balance, beginning of period	$1,459	$1,498

Accruals for warranties issued during the period	586	347
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(202)	(96)
Settlements made (in cash or in kind) during the period	(425)	(201)

Balance, end of period	$1,418	$1,548

K.	Pension Benefits

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non -U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan is $ 2 for the three month periods ended December 31, 2004 and 2003, and is included in the table below. A summary of the components of net periodic pension cost for the three month periods ending December 31, 2004 and 2003 is shown below:

	For the Three Months
	Ended December 31,
	2004	2003

Service cost-benefits earned during the period	$365	$353
Interest cost on projected benefit obligation	538	512
Expected return on plan assets	(690)	(655)
Amortization of transition asset	(5)	(6)
Amortization of prior service cost	46	46

Net periodic pension cost	$254	$250

I.	Accrued Severance Liability

During the last half of fiscal 2003, the Company recorded pretax charges of $ 845 for severance relating to a reduction in force. The remaining liabilities under these severance agreements were paid in the first quarter of fiscal 2005. A reconciliation of the changes in the aggregated accrued severance liability for the three month periods ended December 31, 2004 and 2003 is as follows:

	For the Three Months
	Ended December 31,
	2004	2003

Balance, beginning of period	$107	$503

Payments made	(94)	(80)
Adjustments and write-offs	(21)	—
Foreign exchange revaluation	8	31

Balance, end of period	$—	$454

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including our efforts involving ERP and CRM system implementations, investments to develop RF products, conditions of the electronics industry, technology or other trends and known uncertainties. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Quarterly Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.

Overview

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal 2005, orders from our semiconductor customers comprised approximately 35 percent of the total, wireless communications orders were approximately 10 percent, precision electronic components and subassembly manufacturers orders were approximately 25 percent, research and education made up about 20 percent, optoelectronics orders were less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.

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

Beginning near the end of fiscal 2002, we began to incur costs in preparation for the transition to new ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) software systems. We went live with ERP in the United States and Europe in the third quarter of fiscal 2003 and the first quarter of fiscal 2004, respectively. Additionally, we went live with CRM in the United States during the first quarter of fiscal 2004. We are continuing to roll out additional ERP and CRM modules and locations throughout 2005.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2004 annual report on Form 10-K filed on December 13, 2004, and include use of estimates, revenue recognition, inventories, income, income taxes, pension plan and stock compensation plans.

Results of Operations

First Quarter Fiscal 2005 Compared with First Quarter Fiscal 2004

Net sales of $35,643 for the first quarter of fiscal 2005 increased 20 percent from sales of $29,742 in the prior year’s first quarter. Approximately three percentage points of the increase was due to the weaker U.S. dollar with the remaining increase due to higher volume. Sales were higher in all major geographies with the Americas’ sales up 33 percent, Asia up 26 percent and European sales up 4 percent from the prior year’s quarter. Sequentially, sales decreased 10 percent from the fourth quarter of fiscal 2004.

Orders of $34,943 for the first quarter of fiscal 2005 increased 13 percent from last year’s orders of $30,919. Geographically, orders were up 29 percent in the Americas, up 23 percent in Asia, and were down nine percent in Europe. Compared to the prior year’s first quarter, orders from semiconductor customers increased approximately 44 percent, orders from wireless customers decreased approximately 40 percent, orders from precision electronic components and subassembly manufacturers were down about 5 percent, research and education customer orders increased approximately 25 percent, and optoelectronics customer orders were up approximately 80 percent. Order backlog decreased $51 during the quarter to $15,922 at December 31, 2004. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.

Cost of goods sold as a percentage of net sales decreased to 39.8 percent from 40.8 percent in the prior year’s first quarter, a 1.0 percentage point improvement. The improvement was due to lower material and manufacturing costs, partially offset by unfavorable geographic and customer mix. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. As such, gross margins benefited due to the weaker dollar in the first quarter of fiscal 2005 versus the prior year’s quarter. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $13,586 increased $776, or 6.1 percent, from last year’s first quarter, although such expenses decreased as a percentage of net sales to 38.1 percent from 43.1 percent last year. The increase in costs was primarily due to higher incentive and internal commission costs that are tied to financial performance offset by lower external commissions costs.

Product development expenses for the quarter were $4,090, or 11.5 percent of net sales, up $745, or 22.3 percent, from last year’s $3,345, or 11.2 percent of sales. The increase is primarily a result of our increased investment in the development of RF products that began in the first quarter of fiscal 2004. Additionally, product development expenses increased due to higher incentive costs that are tied to financial performance.

The Company reported operating income for the first quarter of fiscal 2005 of $3,767 versus $1,444 for the prior year’s quarter. Higher sales and better gross margins, partially offset by higher operating costs, accounted for the increase.

Investment income was $291 for the quarter compared to $151 in last year’s first quarter. Higher average cash and short-term investment balances as well as higher interest rates accounted for the increase. The Company recorded interest expense for the quarter of $13 compared to $17 in the prior year.

The Company recorded income taxes at a 31.0 percent rate for the first quarter of both fiscal 2005 and 2004. The rate in 2005 was lower than the statutory rate due to extraterritorial income exclusion benefits and research and development credits. The rate in 2004 was lower than the statutory rate due to an estimated return provision adjustment partially offset by an additional valuation allowance for foreign tax credits generated during fiscal 2004.

The Company reported net income of $2,791, or $0.17 per diluted share, compared to $1,089, or $0.07 per diluted share, in last year’s first quarter. The increase from the prior year was largely due to higher sales and improved gross margins, offset somewhat by higher operating expenses described above.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $50,387 at December 31, 2004, an increase of $1,824 during the quarter and $13,429 from December 31, 2003. We consider our short-term investments to be available for working capital needs as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $512 at December 31, 2004, an increase of $72 during the quarter and a decrease of $20 from December 31, 2003. We have no long-term debt. Net cash provided by operating activities was $2,614 during the first quarter of fiscal 2005. We also received $147 through our employee stock option and purchase plans during the first three months of fiscal 2005. Cash was used for capital expenditures of $945 and to pay dividends to our shareholders of $593 for the three month period ending December 31, 2004. During the first quarter of fiscal 2004, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Notes to Condensed Consolidated Financial Statements Note E. We did not repurchase any of our stock during the first three months of fiscal 2005.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At December 31, 2004, we had available unused lines of credit with domestic and foreign banks aggregating $13,816, all of which was short-term. Our credit agreement was amended during the second quarter of fiscal 2004 to extend the terms of the agreement to March 31, 2005. See Notes to Condensed Consolidated Financial Statements Note F.

Outlook

We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.

Based upon current expectations, the company is estimating sales for the second quarter of fiscal 2005, which will end March 31, 2005, to range between $36,000 and $41,000 based upon current order projections. Pretax earnings are expected to be between the upper single digits and the mid-teens as a percentage of net sales.

Factors That May Affect Future Results

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve. In addition, there can be no assurance that any recent increased levels of business activity will continue as a trend into the future or that any expected business activity, including large anticipated orders, will materialize. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

Our business relies on the development of new high technology products and services to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We incur significant expenses developing new products, including RF, that may or may not result in significant sources of revenue and earnings in the future. If these expenses do not result in future earnings, our operating results will be adversely affected.

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

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during the first quarter of fiscal 2005. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

Our gross margin improvements are due in part to the benefits from our lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits if we are unable to continue to effectively manage this initiative, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing and execution efficiencies.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2005 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At December 31, 2004, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

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

There was no change in the internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The Company made no share repurchases during the first quarter of fiscal 2005 or 2004. See Notes to Condensed Consolidated Financial Statements Note E.

Item 6. Exhibits.

     (a)Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit
31 (a)	Certification of Joseph P. Keithley pursuant to Rule 13a -14(a)-15d -14(a).

31 (b)	Certification of Mark J. Plush pursuant to Rule 13a -14(a)-15d -14(a).

32 (a)+	Certification of Joseph P. Keithley pursuant to Rule 13a -14(b) and 18 U.S.C. Section 1350.

32 (b)+	Certification of Mark J. Plush pursuant to Rule 13a -14(b) and 18 U.S.C. Section 1350.

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

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: February 9, 2005	/s/ Joseph P. Keithley

Joseph P. Keithley Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2005	/s/ Mark J. Plush

Mark J. Plush Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)