Form 10-Q
period 2005-03-31
KEITHLEY INSTRUMENTS INC
filed 2005-05-10
CIK 54991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES ☑  NO ☐

     As of May 2, 2005 there were outstanding 14,210,785 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	MARCH 31,		SEPTEMBER 30,
	2005	2004	2004
Assets
Current assets:
Cash and cash equivalents	$16,093	$16,626	$16,451
Short-term investments	35,802	24,990	32,112
Refundable income taxes	57	275	181
Accounts receivable and other, net	20,482	16,905	21,435
Inventories:
Raw materials	9,738	8,241	9,720
Work in process	1,546	1,624	840
Finished products	2,981	2,342	2,055

Total inventories	14,265	12,207	12,615
Deferred income taxes	5,409	6,734	7,438
Other current assets	2,718	2,886	1,927

Total current assets	94,826	80,623	92,159

Property, plant and equipment, at cost	48,237	45,924	47,271
Less-Accumulated depreciation	34,297	31,788	32,968

Net property, plant and equipment	13,940	14,136	14,303

Deferred income taxes	17,316	20,005	16,456
Other assets	14,128	11,653	13,748

Total assets	$140,210	$126,417	$136,666

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$226	$596	$440
Accounts payable	7,707	6,251	7,422
Accrued payroll and related expenses	5,996	6,270	9,897
Other accrued expenses	5,595	5,800	5,047
Income taxes payable	3,749	3,904	4,935

Total current liabilities	23,273	22,821	27,741

Long-term deferred compensation	2,916	2,368	2,605
Other long-term liabilities	5,026	4,488	4,743
Deferred income taxes	—	2,358	—
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,210,785 at March 31, 2005, 13,906,012 at March 31, 2004 and 14,067,107 at September 30, 2004	177	174	176
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at March 31, 2005, March 31, 2004 and September 30, 2004	27	27	27
Capital in excess of stated value	29,634	26,418	27,449
Retained earnings	79,501	68,199	74,686
Accumulated other comprehensive income	796	751	501
Unamortized portion of restricted stock plan	(31)	(51)	(37)
Common shares held in treasury, at cost	(1,109)	(1,136)	(1,225)

Total shareholders’ equity	108,995	94,382	101,577

Total liabilities and shareholders’ equity	$140,210	$126,417	$136,666

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net sales	$37,663	$33,989	$73,306	$63,731
Cost of goods sold	14,581	12,657	28,781	24,800
Selling, general and administrative expenses	14,578	13,900	28,164	26,710
Product development expenses	4,159	3,703	8,249	7,048

Operating income	4,345	3,729	8,112	5,173
Investment income	340	128	631	279
Interest expense	(26)	(52)	(39)	(69)

Income before income taxes	4,659	3,805	8,704	5,383
Income tax provision	1,444	1,180	2,698	1,669

Net income	$3,215	$2,625	$6,006	$3,714

Basic earnings per share	$0.20	$0.17	$0.37	$0.24

Diluted earnings per share	$0.19	$0.16	$0.36	$0.23

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$3,215	$2,625	$6,006	$3,714
Depreciation	948	1,050	2,039	2,027
Other expenses not requiring outlay of cash	(333)	27	(141)	206
Changes in working capital	(1,890)	(994)	(3,462)	(1,651)
Other operating activities	(120)	675	(8)	842

Net cash provided by operating activities	1,820	3,383	4,434	5,138

Cash flows from investing activities:
Payments for property, plant and equipment	(722)	(1,096)	(1,667)	(1,882)
Purchase of short-term investments	(7,054)	(7,058)	(11,100)	(12,322)
Sale of short-term investments	3,602	3,149	7,161	7,354

Net cash used in investing activities	(4,174)	(5,005)	(5,606)	(6,850)

Cash flows from financing activities:
Net (decrease) increase in short term debt	(279)	47	(234)	170
Cash dividends	(597)	(586)	(1,190)	(1,154)
Proceeds from employee stock purchase and option plans	1,732	2,931	1,879	3,192

Net cash provided by financing activities	856	2,392	455	2,208

Effect of exchange rate changes on cash	(265)	(12)	359	391

(Decrease) increase in cash and cash equivalents	(1,763)	758	(358)	887
Cash and cash equivalents at beginning of period	17,856	15,868	16,451	15,739

Cash and cash equivalents at end of period	$16,093	$16,626	$16,093	$16,626

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for per share data)

A.	Nature of Operations

Keithley Instruments, Inc. offers a broad line of test and measurement products for engineers and scientists throughout the world in dozens of disciplines. The Company markets highly accurate instruments and data acquisition products that measure low levels of voltage, resistance, current, capacitance, and charge, along with complete system solutions for high volume production and assembly testing. Our products are manufactured in Ohio and sold throughout the world in over 70 countries. Our principal markets are the Americas, Europe and Asia, where we have subsidiaries or sales offices in 15 countries. References herein to the “Company”, “Keithley”, “we” or “our” are to Keithley Instruments, Inc., and its subsidiaries unless the context indicates otherwise.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements at March 31, 2005 and 2004, and for the three and six month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three and six month periods ended March 31, 2005 and 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2004, which were included in the Form 10-K filed on December 13, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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

In November 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Currently the Company does not enter into nonmonetary exchange transactions; however, the provisions of SFAS No. 153 will be applied prospectively to any of these transactions entered into beginning in our fourth quarter of fiscal year 2005, if applicable.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005. Accordingly, the Company will be required to adopt the provisions of SFAS No. 123R in our 2006 fiscal year. Management is currently evaluating the requirements of SFAS No. 123R, including stock-based compensation valuation models and transition methods allowed under the pronouncement. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of the Company. See Note D for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions issued after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also notes the importance for public companies to include disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement 123R. Most of the provisions of this pronouncement will be effective for the Company upon adoption of SFAS No. 123R in fiscal 2006. See Note D of the Notes to Condensed Consolidated Financial Statements for disclosure of the Company’s activities relating to the transition to adoption of SFAS No. 123R.

In December 2004, the FASB issued two staff positions (“FSP”): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-1 will begin to impact the Company in our 2006 fiscal year. Management is currently evaluating the provisions of the pronouncement to identify the impact on the Company. FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The Company has historically repatriated dividends from our foreign subsidiaries; therefore, this provision of the American Jobs Creation Act provides no benefit to the Company. As such, FSP FAS 109-2 will not impact our consolidated financial statements for fiscal 2005.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Currently the Company is not involved in asset retirement obligations; however, the provisions of FIN 47 will be applied to any of these transactions if so entered beginning in fiscal 2006.

D. Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net income	$3,215	$2,625	$6,006	$3,714

Weighted average shares outstanding	16,326,180	15,861,649	16,280,507	15,719,343
Assumed exercise of stock options	274,238	711,914	315,265	637,573
Assumed purchase of stock under stock purchase plan	26,317	39,043	31,406	26,208

Weighted average shares used for dilutive earnings per share	16,626,735	16,612,606	16,627,178	16,383,124

Basic earnings per share	$0.20	$0.17	$0.37	$0.24
Diluted earnings per share	$0.19	$0.16	$0.36	$0.23

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

During the first quarter of fiscal 2005, the Company amended the 1993 Employee Stock Purchase Plan to change the subscription period from the calendar year to a six month period ending June 30. The change was made to maintain the current benefits of the Plan for all eligible employees through June 30, 2005 while assessing the future value of the Plan relative to the expense that would be required to be recorded by SFAS No. 123R for subscription periods beginning after October 1, 2005.

During the second quarter of fiscal 2005, the Company’s Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options outstanding as of January 31, 2005 under the Company’s stock plans that had exercise prices of $17.00 or higher. As a result of the acceleration, the Company expects to reduce stock option expense it otherwise would have been required to record under SFAS No. 123R by approximately $1,200 in fiscal 2006, $1,200 in fiscal 2007 and $900 in fiscal 2008 on a pre-tax basis.

The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net income	$3,215	$2,625	$6,006	$3,714

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(28)	28	(6)	33

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,524)	(1,118)	(4,347)	(2,172)

Pro forma net (loss) income	$(337)	$1,535	$1,653	$1,575

Pro forma basic (loss) earnings per share	$(0.02)	$0.10	$0.10	$0.10
Pro forma diluted (loss) earnings per share	$(0.02)	$0.09	$0.10	$0.10

E. Repurchase of Common Shares

On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003. The Company made no share repurchases during the first six months of fiscal 2005 or during fiscal 2004 and consequently, 2,000,000 shares remain available to be repurchased.

There were no Common Shares remaining in treasury under the Company’s share repurchase programs at March 31, 2005, as these shares were reissued under stock option or stock purchase plans. There were no shares issued from treasury under these plans during the first six months of fiscal 2005, while 322,356 shares were issued from treasury during the second quarter of fiscal 2004, and 398,837 shares were issued from treasury during the first six months in fiscal 2004.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at March 31, 2005 totaled 132,008.

F. Financing Arrangements

On March 30, 2005, the Company amended its credit agreement to extend the term to March 31, 2008 from March 31, 2005. The agreement is a $10,000 debt facility ($226 outstanding at March 31, 2005) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR and for standby letters of credit ($662 outstanding at March 31, 2005). The agreement may be extended annually in one-year increments beginning March 31, 2006. The amendment to the credit agreement dated March 30, 2005 is incorporated by reference as Exhibit No. 10(n) to this Form 10-Q. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000 ($0 outstanding at March 31, 2005). The principal on these facilities is due monthly with a 30-day rollover provision. The Company has $14,112 available under the short and long-term lines of credit with domestic and foreign banks at March 31, 2005.

Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company is in compliance with these requirements as of March 31, 2005.

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

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2005, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $32 and $17 for the three month periods ended March 31, 2005 and 2004, respectively, and $72 and $62 for the six month periods ended March 31, 2005 and 2004, respectively, for the interest rate swap.

At March 31, 2005, the Company had obligations under foreign exchange forward contracts to sell 2,200,000 Euros, 300,000 British pounds and 235,000,000 Yen at various dates through June 2005. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. At March 31, 2005, the fair market value of the foreign exchange forward contracts and interest rate swap represented assets (liabilities) to the Company of $97 and ($48), respectively. At March 31, 2004, the fair market value of the foreign exchange forward contracts and interest rate swap represented liabilities to the Company of $61 and $221, respectively.

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

H. Comprehensive Income

Comprehensive income for the three and six month periods ended March 31, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net income	$3,215	$2,625	$6,006	$3,714
Unrealized gains on value of derivative securities, net of tax	97	103	53	68
Net unrealized investment (losses) gains, net of tax	(117)	(8)	(162)	106
Foreign currency translation adjustments	(273)	87	404	479

Comprehensive income	$2,922	$2,807	$6,301	$4,367

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Net sales:
Americas	$10,009	$11,511	$21,768	$20,321
Europe	10,340	10,621	21,753	21,635
Asia	17,314	11,857	29,785	21,775

	$37,663	$33,989	$73,306	$63,731

	At March 31,		At September 30,
	2005	2004	2004
Long-lived assets:
Americas	$22,286	$20,856	$22,750
Germany	4,743	4,215	4,545
Other	1,039	718	756

	$28,068	$25,789	$28,051

J. Guarantor’s Disclosure Requirements

Guarantee of original lease

The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $933 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties

Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending March 31, 2005 and 2004.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Beginning balance	$1,418	$1,548	$1,459	$1,498

Accruals for warranties issued during the period	439	389	1,025	736
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(72)	(42)	(274)	(138)
Settlements made (in cash or in kind) during the period	(453)	(259)	(878)	(460)

Balance at March 31	$1,332	$1,636	$1,332	$1,636

K. Pension Benefits

The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan is $2 for the three month periods ended March 31, 2005 and 2004 and $4 for the six month periods ended March 31, 2005 and 2004, and is included in the table below. A summary of the components of net periodic pension cost for the three and six month periods ending March 31, 2005 and 2004 are shown below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Service cost-benefits earned during the period	$365	$356	$730	$709
Interest cost on projected benefit obligation	540	515	1,078	1,027
Expected return on plan assets	(690)	(657)	(1,380)	(1,312)
Amortization of transition asset	(5)	(5)	(10)	(11)
Amortization of prior service cost	46	46	92	92

Net periodic benefit cost	$256	$255	$510	$505

L. Accrued Severance Liability

During the last half of fiscal 2003, the Company recorded pretax charges of $845 for severance relating to a reduction in force. The remaining liabilities under these severance agreements were paid in the first quarter of fiscal 2005. A reconciliation of the changes in the aggregated accrued severance liability for the three month and six month periods ended March 31, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2005	2004	2005	2004
Balance, beginning of period	$—	$454	$107	$503

Payments made	—	(326)	(94)	(406)
Adjustments and write-offs	—	—	(21)	—
Foreign exchange revaluation	—	(3)	8	28

Balance, end of period	$—	$125	$—	$125

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

Overview

Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first six months of fiscal 2005, orders from our semiconductor customers comprised approximately 35 percent of the total, wireless communications orders were approximately 20 percent, precision electronic components and subassembly manufacturers orders were approximately 20 percent, research and education made up about 20 percent, optoelectronics orders were less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2004 annual report on Form 10-K filed on December 13, 2004, and relate to our use of estimates, revenue recognition, inventories, income, income taxes, pension plan and stock compensation plans, among other matters.

Results of Operations

Second Quarter Fiscal 2005 Compared with Second Quarter Fiscal 2004

Net sales of $37,663 for the second quarter of fiscal 2005 increased 11 percent from sales of $33,989 in the prior year’s second quarter. Approximately one percentage point of the increase was due to the weaker U.S. dollar with the remaining increase due to higher volume. Sales were higher in Asia by approximately 46 percent while declining in the Americas by approximately 13 percent and in Europe by approximately three percent from the prior year’s quarter. Sequentially, sales increased six percent from the first quarter of fiscal 2005.

Orders of $35,729 for the second quarter of fiscal 2005 increased 15 percent from last year’s orders of $31,130. Geographically, orders were up 59 percent in Asia, up 23 percent in Europe, and down 29 percent in the Americas. Compared to the prior year’s second quarter, orders from semiconductor customers were essentially flat, orders from wireless customers increased approximately 145 percent, orders from precision electronic components and subassembly manufacturers were down approximately 15 percent, research and education customer orders increased approximately 20 percent, and optoelectronics customer orders were down approximately 35 percent. Order backlog decreased $1,646 during the quarter to $14,276 at March 31, 2005. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.

Cost of goods sold as a percentage of net sales increased to 38.7 percent from 37.2 percent in the prior year’s second quarter, a 1.5 percentage point increase. The increase was due primarily to product and customer mix. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $14,578 increased $678, or five percent, from last year’s second quarter, although such expenses decreased as a percentage of net sales to 38.7 percent from 40.9 percent last year. The increase in costs was primarily due to higher marketing expenses including new product introductions as well as higher costs related to Sarbanes-Oxley compliance, offset by lower incentive costs that are tied to financial performance.

Product development expenses for the quarter were $4,159, or 11.1 percent of net sales, up $456, or 12 percent, from last year’s $3,703, or 10.9 percent of sales. The increase is primarily a result of our increased investment for the development of RF products.

The Company reported operating income for the second quarter of fiscal 2005 of $4,345 versus $3,729 for the prior year’s quarter. Higher sales, partially offset by higher operating costs, accounted for the increase.

Investment income was $340 for the quarter compared to $128 in last year’s second quarter. Higher average cash and short-term investment balances, as well as higher interest rates accounted for the increase. The Company recorded interest expense for the quarter of $26 compared to $52 in the prior year.

The Company recorded income taxes at a 31.0 percent rate for the second quarter of both fiscal 2005 and 2004. The rate in 2005 was lower than the statutory rate due to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits. The rate in 2004 was lower than the statutory rate due to extraterritorial income exclusion benefits and an estimated return provision adjustment.

The Company reported net income of $3,215, or $0.19 per diluted share, compared to $2,625, or $0.16 per diluted share, in last year’s second quarter. The increase from the prior year was largely due to higher sales offset somewhat by higher operating expenses described above.

Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

Net sales of $73,306 for the six months ended March 31, 2005 increased 15 percent from $63,731 reported for the six month period last year. Approximately two percentage points of the increase were due to the effect of a weaker U.S. dollar with the remaining increase due to higher volume. Sales were up in all major geographies with the Americas up seven percent, Europe up one percent, and Asia up 37 percent.

Orders of $70,672 for the six months ended March 31, 2005, increased 14 percent from $62,049 last year. Geographically, orders increased 41 percent in Asia and five percent in Europe and decreased four percent in the Americas. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first six months of fiscal 2005 orders by major industry group.

Cost of goods sold as a percentage of net sales increased to 39.3 percent from 38.9 percent for the six month period last year. The increase was due primarily to product and customer mix. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.

Selling, general and administrative expenses of $28,164 increased five percent from $26,710 in the same period last year, but decreased as a percentage of net sales to 38.4 percent from 41.9 percent. The increase in dollars was primarily due to higher marketing expenses tied to programs to support new products, higher compensation costs in sales and support and higher costs related to Sarbanes-Oxley compliance.

Product development expenses for the first six months of fiscal 2005 of $8,249, or 11.2 percent of sales, were up $1,201, or 17 percent, from $7,048, or 11.1 percent of net sales, for the same period last year. Much of the change was due to the increased investment for the development of RF products.

Investment income during the first six months of fiscal 2005 was $631 versus $279 for the same period in the prior year. Higher average cash and short-term investment balances and higher interest rates accounted for the increase.

The Company recorded interest expense of $39 in the first six months of fiscal 2005 compared to $69 for the same period in the prior year.

The Company recorded a tax provision at a 31.0 percent rate for both the first half of fiscal 2005 and fiscal 2004. The rate is lower than the statutory rate in fiscal 2005 due mainly to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits. The rate in fiscal 2004 was lower than the statutory rate due to extraterritorial income exclusion benefits and an estimated return provision adjustment.

Net income for the first six months of fiscal 2005 was $6,006, or $0.36 per diluted share, compared to $3,714, or $0.23 per diluted share, for the same period last year.

Financial Condition, Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $51,895 at March 31, 2005, an increase of $1,508 during the quarter and $10,279 from March 31, 2004. We consider our short-term investments to be available for working capital needs, as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $226 at March 31, 2005, a decrease of $286 during the quarter and a decrease of $370 from March 31, 2004. We have no long-term debt. Net cash provided by operating activities was $1,820 during the second quarter of fiscal 2005 and $4,434 during the first six months of fiscal 2005. We also received $1,732 through our employee stock option and purchase plans in the second quarter and $1,879 during the six months ended March 31, 2005. Cash was used for capital expenditures of $722 and $1,667 and to pay dividends to our shareholders of $597 and $1,190 for the three and six month periods, respectively, ending March 31, 2005. During the first quarter of fiscal 2004, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Notes to Condensed Consolidated Financial Statements Note E. We did not repurchase any of our stock during the first six months of fiscal 2005.

We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At March 31, 2005, we had available unused short and long-term lines of credit with domestic and foreign banks aggregating $14,112. Our credit agreement was amended during the second quarter of fiscal 2005 to extend the terms of the agreement to March 31, 2008. See Notes to Condensed Consolidated Financial Statements Note F.

Outlook

We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.

The Company is estimating sales for the third quarter of fiscal 2005, which will end June 30, 2005, to range between $33,000 and $37,000 based upon current order projections. Pretax earnings are expected to be between the low single digits and 10 percent as a percentage of net sales.

Factors That May Affect Future Results

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve. In addition, there can be no assurance that any recent increased levels of business activity will continue as a trend into the future or that any expected business activity will materialize. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

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

We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for more than two-thirds of our revenue during the first six months of fiscal 2005. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

We have experienced a benefit in our gross margin since the start of our lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits if we are unable to continue to effectively manage this initiative, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing and execution efficiencies.

We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2005 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, changes in anticipated levels of pretax earnings or changes in the countries where earnings or losses are incurred. At March 31, 2005, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

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

There was no change in the internal control over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period. The Company made no share repurchases during the first six months of fiscal 2005 or 2004. See Note E to Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 12, 2005, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

PROPOSAL	FOR	WITHHELD
(a) Election of Directors:
Joseph P. Keithley	33,564,672	194,230
Brian R. Bachman	33,258,607	500,295
James B. Griswold	33,525,393	233,509
Dr. N. Mohan Reddy	33,258,197	500,704
Barbara V. Scherer	33,218,808	540,094
R. Elton White	32,888,253	870,649
*James T. Bartlett	12,038,992	232,890
*Leon J. Hendrix, Jr.	11,651,215	620,667

*Elected by holders of Common Shares only.

Item 6. Exhibits.

     (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit
10(n)	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated April 5, 2005 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: May 10, 2005	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit
10(n)	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated April 5, 2005 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.