Form 10-Q
period 2005-06-30
KEITHLEY INSTRUMENTS INC
filed 2005-08-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                    (Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR
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
YES            NO
     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES            NO
     As of August 1, 2005 there were outstanding 14,285,576 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	JUNE 30,		SEPTEMBER 30,
Assets	2005	2004	2004
Current assets:
Cash and cash equivalents	$13,703	$16,180	$16,451
Short-term investments	40,916	29,388	32,112
Refundable income taxes	59	278	181
Accounts receivable and other, net	17,672	19,576	21,435
Inventories:
Raw materials	8,520	8,397	9,720
Work in process	1,289	2,099	840
Finished products	2,691	2,038	2,055

Total inventories	12,500	12,534	12,615
Deferred income taxes	4,942	6,754	7,438
Other current assets	1,824	3,377	1,927

Total current assets	91,616	88,087	92,159

Property, plant and equipment, at cost	48,648	45,943	47,271
Less-Accumulated depreciation	34,749	32,359	32,968

Net property, plant and equipment	13,899	13,584	14,303

Deferred income taxes	17,638	20,498	16,456
Other assets	16,256	12,503	13,748

Total assets	$139,409	$134,672	$136,666

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$467	$435	$440
Accounts payable	6,296	7,330	7,422
Accrued payroll and related expenses	6,299	8,249	9,897
Other accrued expenses	4,796	6,240	5,047
Income taxes payable	3,903	8,683	4,935

Total current liabilities	21,761	30,937	27,741

Long-term deferred compensation	2,990	2,431	2,605
Other long-term liabilities	4,911	4,387	4,743
Deferred income taxes	—	2,290	—
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,219,135 at June 30, 2005, 14,053,531 at June 30, 2004 and 14,067,107 at September 30, 2004	178	176	176
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at June 30, 2005, June 30, 2004 and September 30, 2004	27	27	27
Capital in excess of stated value	29,406	24,324	27,449
Retained earnings	80,757	70,787	74,686
Accumulated other comprehensive income	562	522	501
Unamortized portion of restricted stock plan	(28)	(44)	(37)
Common shares held in treasury, at cost	(1,155)	(1,165)	(1,225)

Total shareholders’ equity	109,747	94,627	101,577

Total liabilities and shareholders’ equity	$139,409	$134,672	$136,666

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net sales	$33,251	$36,822	$106,557	$100,553

Cost of goods sold	13,113	13,929	41,894	38,729

Selling, general and administrative expenses	13,534	14,169	41,698	40,879

Product development expenses	4,223	4,065	12,472	11,113

Operating income	2,381	4,659	10,493	9,832

Investment income	366	126	997	405

Interest (expense) income	(15)	3	(54)	(66)

Income before income taxes	2,732	4,788	11,436	10,171

Income tax provision	878	1,611	3,576	3,280

Net income	$1,854	$3,177	$7,860	$6,891

Basic earnings per share	$0.11	$0.20	$0.48	$0.44

Diluted earnings per share	$0.11	$0.19	$0.47	$0.42

Cash dividends per Common Share	$.0375	$.0375	$.1125	$.1125

Cash dividends per Class B Common Share	$.030	$.030	$.090	$.090

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net income	$1,854	$3,177	$7,860	$6,891
Depreciation	932	978	2,971	3,005
Other expenses not requiring outlay of cash	88	1	(53)	207
Changes in working capital	4,134	1,739	672	88
Other operating activities	(2,869)	(1,143)	(2,877)	(301)

Net cash provided by operating activities	4,139	4,752	8,573	9,890

Cash flows from investing activities:
Payments for property, plant and equipment	(1,020)	(449)	(2,687)	(2,331)
Purchase of short-term investments	(12,095)	(15,859)	(23,195)	(28,181)
Sale of short-term investments	7,083	11,388	14,244	18,742

Net cash used in investing activities	(6,032)	(4,920)	(11,638)	(11,770)

Cash flows from financing activities:
Net increase (decrease) in short term debt	263	(152)	29	18
Cash dividends	(598)	(589)	(1,788)	(1,743)
Proceeds from employee stock purchase and option plans	89	599	1,968	3,791

Net cash (used in) provided by financing activities	(246)	(142)	209	2,066

Effect of exchange rate changes on cash	(251)	(136)	108	255

(Decrease) increase in cash and cash equivalents	(2,390)	(446)	(2,748)	441
Cash and cash equivalents at beginning of period	16,093	16,626	16,451	15,739

Cash and cash equivalents at end of period	$13,703	$16,180	$13,703	$16,180

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for per share data)
A.	Nature of Operations

Keithley Instruments, Inc’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. Our products are manufactured in Ohio and sold throughout the world in over 70 countries. Our principal markets are the Americas, Europe and Asia, where we have subsidiaries or sales offices in 15 countries. References herein to the “Company”, “Keithley”, “we” or “our” are to Keithley Instruments, Inc., and its subsidiaries unless the context indicates otherwise.

B.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements at June 30, 2005 and 2004, and for the three and nine month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.

The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2005 and 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2004, which were included in the Form 10-K filed on December 13, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above.

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
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. This Statement carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 also carries forward the provisions of SFAS No. 3 that established guidelines for reporting accounting changes in interim financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.
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
D.	Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$1,854	$3,177	$7,860	$6,891

Weighted average shares outstanding	16,364,662	16,106,374	16,306,091	15,840,438
Assumed exercise of stock options	204,101	560,499	270,331	613,322
Assumed purchase of stock under stock purchase plan	8,227	35,871	11,459	30,615

Weighted average shares used for dilutive earnings per share	16,576,990	16,702,744	16,587,881	16,484,375

Basic earnings per share	$0.11	$0.20	$0.48	$0.44
Diluted earnings per share	$0.11	$0.19	$0.47	$0.42
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
The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$1,854	$3,177	$7,860	$6,891

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(1)	14	(7)	47

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(551)	(1,256)	(4,898)	(3,428)

Pro forma net income	$1,302	$1,935	$2,955	$3,510

Pro forma basic earnings per share	$0.08	$0.12	$0.18	$0.22
Pro forma diluted earnings per share	$0.08	$0.12	$0.18	$0.21
E.	Repurchase of Common Shares
On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003. The Company made no share repurchases during the first nine months of fiscal 2005 or during fiscal 2004 and consequently, 2,000,000 shares remain available to be repurchased.
There were no Common Shares remaining in treasury under the Company’s share repurchase programs at June 30, 2005, as these shares were reissued under stock option or stock purchase plans. There were no shares issued from treasury under these plans during the first nine months of fiscal 2005 or the third quarter of fiscal 2004. During the first nine months of fiscal 2004, 398,837 shares were issued from treasury.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury related to this plan at June 30, 2005 totaled 134,659.
F.	Financing Arrangements
On March 30, 2005, the Company amended its credit agreement to extend the term to March 31, 2008 from March 31, 2005. The agreement is a $10,000 debt facility ($218 outstanding at June 30, 2005) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR and for standby letters of credit ($627 outstanding at June 30, 2005). The agreement may be extended annually in one-year increments beginning March 31, 2006. Additionally, the Company has a number of other credit facilities in various currencies aggregating $5,000 ($249 outstanding at June 30, 2005). The principal on these facilities is due monthly with a 30-day rollover provision. The Company has $13,906 available under the short and long-term lines of credit with domestic and foreign banks at June 30, 2005.

Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company is in compliance with these requirements as of June 30, 2005.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2005, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value are recorded in the Company’s financial statements as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $25 and $74 for the three month periods ended June 30, 2005 and 2004, respectively, and $98 and $136 for the nine month periods ended June 30, 2005 and 2004, respectively, for the interest rate swap.
At June 30, 2005, the Company had obligations under foreign exchange forward contracts to sell 1,850,000 Euros, 300,000 British pounds and 210,000,000 Yen at various dates through September 2005. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. At June 30, 2005, the fair market value of the foreign exchange forward contracts and interest rate swap represented assets (liabilities) to the Company of $176 and ($22), respectively. At June 30, 2004, the fair market value of the foreign exchange forward contracts and interest rate swap represented assets (liabilities) to the Company of $13 and ($148), respectively.
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

H.	Comprehensive Income
Comprehensive income for the three and nine month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income	$1,854	$3,177	$7,860	$6,891
Unrealized gains on value of derivative securities, net of tax	34	7	87	75
Net unrealized investment gains (losses), net of tax	68	(8)	(94)	98
Foreign currency translation adjustments	(336)	(228)	68	251

Comprehensive income	$1,620	$2,948	$7,921	$7,315
I.	Geographic Segment Information
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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net sales:
Americas	$9,306	$13,589	$31,074	$33,910
Europe	12,433	12,187	34,186	33,822
Asia	11,512	11,046	41,297	32,821

	$33,251	$36,822	$106,557	$100,553

	At June 30,		At September 30,
	2005	2004	2004

Long-lived assets:
Americas	$24,658	$21,286	$22,750
Germany	4,489	4,154	4,545
Other	1,008	647	756

	$30,155	$26,087	$28,051

J.	Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $833 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
The Company’s products are generally covered under a one-year warranty; although certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for the three and nine month periods ending June 30, 2005 and 2004.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Beginning balance	$1,332	$1,636	$1,459	$1,498

Accruals for warranties issued during the period	390	422	1,415	1,158
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(39)	(196)	(313)	(334)
Settlements made (in cash or in kind) during the period	(468)	(309)	(1,346)	(769)

Balance at June 30	$1,215	$1,553	$1,215	$1,553
K.	Pension Benefits
The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan is $2 for the three month periods ended June 30, 2005 and 2004 and $6 for the nine month periods ended June 30, 2005 and 2004, and is included in the table below. A summary of the components of net periodic pension cost for the three and nine month periods ending June 30, 2005 and 2004 are shown below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost-benefits earned during the period	$363	$355	$1,093	$1,064
Interest cost on projected benefit obligation	536	512	1,614	1,539
Expected return on plan assets	(693)	(657)	(2,073)	(1,969)
Net loss recognition	1	1	1	1
Amortization of transition asset	(6)	(6)	(16)	(17)
Amortization of prior service cost	46	45	138	137

Net periodic benefit cost	$247	$250	$757	$755
During the third quarter of fiscal 2005, the Company made a voluntary contribution of $2,500 to the U.S. Plan, which represents the expected funding for the fiscal year.
L.	Accrued Severance Liability
During the last half of fiscal 2003, the Company recorded pretax charges of $845 for severance relating to a reduction in force. The remaining liabilities under these severance agreements were paid in the first quarter of fiscal 2005. A reconciliation of the changes in the aggregated accrued severance liability for the three month and nine month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Balance, beginning of period	$—	$125	$107	$503

Payments made	—	—	(94)	(406)
Adjustments and write-offs	—	—	(21)	—
Foreign exchange revaluation	—	—	8	28

Balance, end of period	$—	$125	$—	$125
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
Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months of fiscal 2005, orders from our semiconductor customers comprised approximately 30 percent of the total, wireless communications orders were approximately 20 percent, precision electronic components and subassembly manufacturers orders were approximately 20 percent, research and education made up about 20 percent, optoelectronics orders were less than 5 percent, with the remainder coming from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical or physical properties. As such, we consider our business to be in a single test and measurement industry segment.
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
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2004 annual report on Form 10-K filed on December 13, 2004, and relate to our use of estimates, revenue recognition, inventories, income taxes, pension plan and stock compensation plans, among other matters.
Results of Operations
Third Quarter Fiscal 2005 Compared with Third Quarter Fiscal 2004
Orders of $31,350 for the third quarter of fiscal 2005 decreased 13 percent from last year’s orders of $35,977. Geographically, orders were up 13 percent in Asia, down 27 percent in the Americas and down 20 percent in Europe. Compared to the prior year’s third quarter, orders from semiconductor customers decreased approximately 35 percent, orders from wireless customers decreased approximately 5 percent, orders from precision electronic components and subassembly manufacturers decreased approximately 10 percent, research and education customer orders increased approximately 25 percent, and optoelectronics customer orders were down approximately 40 percent. Order backlog decreased $1,191 during the quarter to $13,085 at June 30, 2005. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Net sales of $33,251 for the third quarter of fiscal 2005 decreased 10 percent from sales of $36,822 in the prior year’s third quarter. The decline was a result of lower volume while the effect of the weaker U.S. dollar benefited sales by approximately one percentage point. Sales were higher in Asia by approximately four percent and in Europe by approximately two percent while declining in the Americas by approximately 32 percent from the prior year’s quarter. Sequentially, sales decreased 12 percent from the second quarter of fiscal 2005.
Cost of goods sold as a percentage of net sales increased to 39.4 percent from 37.8 percent in the prior year’s third quarter, a 1.6 percentage point increase. The increase was due primarily to lower volume. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, cost of goods sold is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.
Selling, general and administrative expenses of $13,534 decreased $635, or five percent, from last year’s third quarter, although such expenses increased as a percentage of net sales to 40.7 percent from 38.5 percent last year. The decrease in costs was primarily due to lower incentive costs tied to financial performance offset by higher costs related to Sarbanes-Oxley compliance and higher costs outside the U.S. due to the weaker dollar.
Product development expenses for the quarter were $4,223, or 12.7 percent of net sales, up $158, or four percent, from last year’s $4,065, or 11.0 percent of sales. The increase is primarily a result of our increased investment for the development of RF products.
The Company reported operating income for the third quarter of fiscal 2005 of $2,381 versus $4,659 for the prior year’s quarter. The decrease was due primarily to lower sales volume partially offset by lower selling, general and administrative expenses.
Investment income was $366 for the quarter compared to $126 in last year’s third quarter. Higher average cash and short-term investment balances, as well as higher interest rates accounted for the increase. The Company recorded interest expense for the quarter of $15 compared to income of $3 in the prior year.
The Company recorded income taxes at a 32.1 percent rate for the third quarter of fiscal 2005 compared to a 33.6 percent rate in the prior year. The rate in 2005 was lower than the statutory rate primarily due to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits. The rate in 2004 was lower than the statutory rate due to extraterritorial income exclusion benefits and an estimated return provision adjustment.
The Company reported net income of $1,854, or $0.11 per diluted share, compared to $3,177, or $0.19 per diluted share, in last year’s third quarter. The decrease from the prior year was largely due to lower sales offset somewhat by lower selling, general and administrative expenses and higher investment income described above.
Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004
Orders of $102,022 for the nine months ended June 30, 2005, increased four percent from $98,026 last year. Geographically, orders increased 32 percent in Asia while decreasing 13 percent in the Americas and four percent in Europe. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal 2005 orders by major industry group.
Net sales of $106,557 for the nine months ended June 30, 2005 increased six percent from $100,553 reported for the nine month period last year. Approximately two percentage points of the increase were due to the effect of a weaker U.S. dollar with the remaining increase due to higher volume. Sales were up 26 percent in Asia, up one percent in Europe and down eight percent in the Americas.
Cost of goods sold as a percentage of net sales increased to 39.3 percent from 38.5 percent for the nine month period last year. The increase was due primarily to product and customer mix as well as slightly higher manufacturing costs. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was immaterial in both periods.
Selling, general and administrative expenses of $41,698 increased two percent from $40,879 in the same period last year, but decreased as a percentage of net sales to 39.2 percent from 40.7 percent. The increase was due primarily to higher costs related to Sarbanes-Oxley compliance and higher costs outside the U.S. due to the weaker dollar offset by lower incentive costs tied to financial performance.
Product development expenses for the first nine months of fiscal 2005 of $12,472, or 11.7 percent of sales, were up $1,359, or 12 percent, from $11,113, or 11.0 percent of net sales, for the same period last year. Much of the change was due to the increased investment for the development of RF products.
Investment income during the first nine months of fiscal 2005 was $997 versus $405 for the same period in the prior year. Higher average cash and short-term investment balances and higher interest rates accounted for the increase. The Company recorded interest expense of $54 in the first nine months of fiscal 2005 compared to $66 for the same period in the prior year.
The Company recorded a tax provision at a 31.3 percent rate for the first nine months of fiscal 2005 compared to a rate of 32.2 percent for the same period in the prior year. The rate is lower than the statutory rate in fiscal 2005 due mainly to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits. The rate in fiscal 2004 was lower than the statutory rate due to extraterritorial income exclusion benefits and an estimated return provision adjustment.
Net income for the first nine months of fiscal 2005 was $7,860, or $0.47 per diluted share, compared to $6,891, or $0.42 per diluted share, for the same period last year.
Financial Condition, Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $54,619 at June 30, 2005, an increase of $2,724 during the quarter and $9,051 from June 30, 2004. We consider our short-term investments to be available for working capital needs, as the investments consist of highly liquid corporate bonds and notes, mutual funds, and U.S. government and agency securities. Short-term debt was $467 at June 30, 2005, an increase of $241 during the quarter and an increase of $32 from June 30, 2004. We have no long-term debt. Net cash provided by operating activities was $4,139 during the third quarter of fiscal 2005 and $8,573 during the first nine months of fiscal 2005. We also received $89 through our employee stock option and purchase plans in the third quarter and $1,968 during the nine months ended June 30, 2005. During the third quarter of fiscal 2005, cash was used for capital expenditures of $1,020, to pay dividends to our shareholders of $598 and for contributions to the Company’s U.S. Pension Plan of $2,500. For the nine month period ending June 30, 2005, cash was used for capital expenditures of $2,687 and to pay dividends to our shareholders of $1,788. During the first quarter of fiscal 2004, our Board of Directors authorized an open market stock repurchase program to replace the program which expired in December 2003. See Notes to Condensed Consolidated Financial Statements Note E. We did not repurchase any of our stock during the first nine months of fiscal 2005.
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At June 30, 2005, we had available unused short and long-term lines of credit with domestic and foreign banks aggregating $13,906. Our credit agreement was amended during the second quarter of fiscal 2005 to extend the terms of the agreement to March 31, 2008. See Notes to Condensed Consolidated Financial Statements Note F.
Outlook
We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share. In addition, we will be increasing our investment in product development activities to expand our measurement capabilities for the industries and customers that we serve. We believe that this investment will drive our future growth.
The Company is estimating sales for the fourth quarter of fiscal 2005, which will end September 30, 2005, to range between $32,000 and $36,000 based upon current order projections. Pretax earnings are expected to be in the single digits as a percentage of net sales.
Factors That May Affect Future Results
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve. In addition, there can be no assurance that any increased levels of business activity will continue as a trend into the future or that any expected business activity will materialize. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.

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
We currently have subsidiaries or sales offices located in 15 countries including the United States, and non-U.S. sales accounted for more than two-thirds of our revenue during the first nine months of fiscal 2005. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
We have experienced a benefit in our gross margin during the recent reporting periods due to our lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits if we are unable to continue to effectively manage this initiative, and we could incur costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing and execution efficiencies.
We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2005 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, changes in anticipated levels of pretax earnings or changes in the countries where earnings or losses are incurred. At June 30, 2005, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
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
During the third quarter of fiscal 2005, the Company moved its Oracle systems including the Financial System, Enterprise Resource Planning System (ERP) and Customer Relationship Management System (CRM) from in-house to an external hosted environment. The change provides for greater security over the integrity of the Company’s financial information as well as greater maintenance capability. There were no other changes in the internal control over financial reporting that occurred during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period. The Company made no share repurchases during the first nine months of fiscal 2005 or 2004. See Note E to Condensed Consolidated Financial Statements.
Item 6. Exhibits.
     (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

10(1)	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors on May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 4, 2005 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
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

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: August 9, 2005	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

10(1)	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors on May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 4, 2005 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
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