Form 10-K
period 2005-09-30
KEITHLEY INSTRUMENTS INC
filed 2005-12-14
CIK 54991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended, SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from       to
Commission File Number 1-9965

KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Address of principal executive offices: 28775 Aurora Road, Solon, Ohio, 44139
Registrant’s telephone number, including area code: (440) 248-0400
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	New York Stock Exchange
Securities Registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 Exchange Act Rule). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $224.6 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $.3 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $224.9 million at March 31, 2005, the registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2005, which was $16.13.
As of December 5, 2005 there were outstanding 14,315,164 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 11, 2006 (the “2006 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.
10-K Annual Report

PART I.
ITEM 1 — BUSINESS.
General
Keithley Instruments, Inc. was founded in 1946 and organized as an Ohio corporation in 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the “Company,” “Keithley,” “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.
Our website is www.keithley.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through our website as soon as reasonably practicable after making such filings.
Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2005, approximately 30 percent of our orders were received from the semiconductor industry; approximately 20 percent came from research and education customers; approximately 20 percent came from the wireless communications customer group; and approximately 25 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Business Strategy
Our strategy for sales growth is straightforward. We have focused our efforts on identifying test applications in segments of the electronics industry that have high rates of technology change, long-term growth in demand, a meaningful market size, and leverage our measurement capabilities and/or other test applications. New products are an important factor in our sales growth strategy.
We work closely with our customers to build partnerships in order to anticipate their current and future measurement needs. A thorough understanding of their applications coupled with our precision measurement technology enables us to add value to our customers’ processes improving the quality, throughput and yield of their products, as well as to determine which test applications we will choose to serve. In addition to production test customers, we recognize the importance of traditional research customers. Whether these customers are performing basic or applied research in a university or an industrial laboratory, they give us a first-hand look at new industry trends and technologies, and they permit us to establish long-lasting relationships.
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
New Products During Fiscal Year 2005
We develop new products for specific industry applications and for general purposes to serve a larger customer constituency. New products introduced during fiscal 2005 included:

We introduced several products to serve the needs of our semiconductor customers. Our Model S510 Reliability Test System is a high channel count, turnkey solution for semiconductor labs. It is being used for reliability testing and lifetime modeling of the world’s most advanced semiconductor devices at the smallest device sizes. We added integrated pulse measurement capabilities to our Model 4200-SCS Semiconductor Characterization System. Pulse measurement capability is becoming increasingly critical for researchers characterizing leading edge semiconductors composed of new materials and device structures. We continued to enhance our Model S680 with our third generation of on-wafer RF measurement capability, which is particularly important to device manufacturers fabricating 90nm and smaller devices in their 300mm fabs.
Our Series 2600 System SourceMeter® Instrument is a new platform that significantly lowers the cost of test for a wide range of electronic component producers, including silicon and compound semiconductor device manufacturers. These products can be used in conjunction with our switching products for product development and production test applications where testing a large number of devices with high pin counts and high throughput are critical factors. Each sourcemeter channel within a 2602 includes a precision power supply, a 5-1/2 digit multimeter, a true current source, an arbitrary waveform generator, a voltage or current pulse generator with measurement, an electronic load, and trigger controller functions. The 2600 controls and synchronizes the operation of multiple SourceMeter channels via the TSP-Link trigger and communication bus.
The Series KUSB-3100 USB-based data acquisition measurement solutions consist of five different multi-function modules that cover a broad range of applications, including system automation, in-vehicle automotive testing, life science research, and educational teaching labs. Units connect to USB ports on a PC via a standard, low-cost cable, eliminating the need to install a board.
We introduced the Model 7002-HD, a high density two-slot switching mainframe with several switch cards. The Model 7002-HD, used together with our 2400 series source meter products or 2000 series digital multimeters, provides a cost-effective source-measure solution targeted at both production and design verification applications.
Geographic Markets and Distribution
During fiscal 2005, all of the Company’s products were manufactured in Ohio and were sold in over 80 countries throughout the world. The Company’s principal markets are the United States, Europe and Asia.
In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the United States, we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. Keithley has subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Switzerland, Italy, Japan and Malaysia. We also have sales offices in Belgium, Finland, Sweden, China, Korea, Taiwan, India and Singapore. Sales in areas outside the above named locations are made through independent sales representatives and distributors.
Sources and Availability of Raw Materials
Our products require a wide variety of electronic and mechanical components, most of which are purchased. We have multiple sources for the vast majority of the components and materials we use; however, there are some instances where the components are obtained from a sole-source supplier. If we were unable to purchase components or materials from a sole-source supplier, we could experience a temporary adverse impact on operations; however, we believe alternative sources could be found quickly. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available as needed.
Patents
Electronic instruments of the nature we design, develop and manufacture generally cannot be patented in their entirety. Although we hold patents with respect to certain of our products, we do not believe our business is dependent to any material extent upon any single patent or group of patents because of the rapid rate of technological change in the industry.
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
Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2005, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.

Backlog
Our backlog of unfilled orders amounted to approximately $18,331,000 as of September 30, 2005 and approximately $15,973,000 as of September 30, 2004. We expect that substantially all of the orders included in the 2005 backlog will be delivered during fiscal 2006. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of the Company’s receipt of orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2005 may not necessarily represent the actual amount of shipments or sales for any future period.
Competition
The Company competes on the basis of quality, performance, service and price, with quality and performance frequently being dominant. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. In general, we compete with a number of companies in specialized areas of the test and measurement industry and one large broad line measurement products supplier, Agilent Technologies, Inc.
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $17,040,000 in 2005, $15,017,000 in 2004 and $13,488,000 in 2003, or approximately 12%, 11% and 13% of net sales, respectively, for each of the last three fiscal years. The Company expects to increase the level of product development expenses relative to net sales during fiscal 2006.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2005, the Company employed approximately 651 persons, 183 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Keithley has significant revenues from outside the United States which increase the risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climate generally is stable. The Company must also comply with foreign regulations, which may increase the complexity of conducting its business.
ITEM 2 — PROPERTIES.
The Company’s principal administrative, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The two buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility is currently being leased to others, but is available for expansion should additional space be required. The Company also maintains a number of sales and service offices in the United States and overseas. We believe the facilities owned and leased are well maintained, adequately insured and suitable for their present and intended uses.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT:
Certain information regarding our executive officers is set forth below:

Name	Position	Age

Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	56

Steven A. Chipchase	Vice President Operations	42

Philip R. Etsler	Vice President Human Resources	55

Alan S. Gaffney	Vice President Commercial Marketing and Information Systems	35

Mark A. Hoersten	Vice President Business Management	47

Larry L. Pendergrass	Vice President New Product Development	50

John A. Pesec	Vice President Worldwide Sales and Support	45

Mark J. Plush	Vice President and Chief Financial Officer	56

Linda C. Rae	Executive Vice President and Chief Operating Officer	40
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
Steven A. Chipchase was elected Vice President Operations in December 2005. Mr. Chipchase joined Keithley in April 2000 as Materials/ Logistics Manager and held various positions in operations, including Cell Manager from March to July 2003, Acting Director of Operations from July 2003 to February 2004, and Director of Operations from February 2004 to December 2005.
Philip R. Etsler has been Vice President of Human Resources since February 1990. He joined the Company in January 1986 as Personnel Director.
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
John A. Pesec was elected Vice President Worldwide Sales and Support in September 2002. Mr. Pesec joined Keithley in July 1990 and has held various positions with Keithley since then, including Director of Pacific Basin Operations from February 1995 to January 1998, Director Semiconductor Sales from January 1998 to March 1999, Director of Sales from March 1999 to April 2001, and Managing Director Worldwide Sales from April 2001 to September 2002.
Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998. Mr. Plush joined the Company in March 1982 as Controller.
Linda C. Rae was elected Executive Vice President and Chief Operating Officer in December 2005. Ms. Rae joined Keithley in September 1995 as a Product Marketer and has held various marketing positions with Keithley since then, including Component Test Business Manager from July 1999 to June 2000, Business Manager of Optoelectronics from June 2000 to April 2001, General Manager from April 2001 to May 2003, and Senior Vice President and General Manager from May 2003 to December 2005.

PART II.
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

				Cash Dividends
			Cash Dividends	Per Class B

Fiscal 2005	High	Low	Per Common Share	Common Share
First Quarter	$19.99	$15.96	$.0375	$.0300
Second Quarter	19.70	15.58	.0375	.0300
Third Quarter	16.33	12.90	.0375	.0300
Fourth Quarter	16.55	13.05	.0375	.0300
Fiscal 2004
First Quarter	$19.16	$14.16	$.0375	$.0300
Second Quarter	25.73	18.35	.0375	.0300
Third Quarter	22.90	19.23	.0375	.0300
Fourth Quarter	22.07	15.61	.0375	.0300
The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 5, 2005 was 2,398 and 4, respectively.
Equity Compensation Plan Information as of September 30, 2005

Number of securities remaining
available for future issuance
	Number of securities to be	Weighted-average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
Plan category	outstanding options	outstanding options	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,327,346	$20.04	1,611,193 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	3,327,346	$20.04	1,611,193 (1)

(1)	Includes 81,119 shares available for issuance under the 1993 Employee Stock Purchase and Dividend Reinvestment Plan.
Purchases of Equity Securities
On December 10, 2003, the Company announced that its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of the outstanding shares at the time the program was announced, over a three-year period ending December 31, 2006. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaced the prior repurchase program, which expired in December 2003 and had substantially the same terms as the 2003 program. There were no shares repurchased in fiscal 2005 or fiscal 2004. During fiscal 2003, the Company repurchased 243,200 shares at an average price per share of $11.41 under the repurchase program that expired in December 2003.

ITEM 6 — SELECTED FINANCIAL DATA.
The following table sets forth consolidated selected financial data for the Company. The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in Item 8 of this Annual Report, and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

		For the years ended September 30,
(In thousands of dollars except for per share data)	2005	2004	2003	2002	2001

Operating Results:
Net sales	$141,552	140,248	106,718	96,922	149,692
Gross margin percentage	60.7%	61.1%	55.3%	56.2%	60.1%
Income (loss) before income taxes	$14,087	15,541	(4,361)	(5,046)	26,199
Net income (loss)	$10,128	11,381	(4,192)	(3,080)	17,392
Basic earnings (loss) per share	$0.62	0.71	(0.27)	(0.20)	1.11
Diluted earnings (loss) per share	$0.61	0.69	(0.27)	(0.20)	1.05
Common Stock Information:
Cash dividends per Common Share	$0.150	0.150	0.150	0.150	0.140
Cash dividends per Class B Common Share	$0.120	0.120	0.120	0.120	0.112
Weighted average number of shares outstanding- diluted	16,591	16,544	15,487	15,687	16,583
At fiscal year-end:
Dividend payout ratio	24.6%	21.7%	n/m	n/m	13.3%
Shareholders’ equity per share	$6.81	6.26	5.33	5.81	5.90
Closing market price	$14.60	17.45	14.15	12.15	14.35
Balance Sheet Data:
Total assets	$142,364	136,666	114,186	120,371	123,600
Current ratio	4.2	3.3	3.4	3.9	4.5
Long-term debt	—	—	—	—	3,000
Total debt	—	440	409	539	3,000
Total debt-to-capital	—	0.4%	0.5%	0.6%	3.1%
Shareholders’ equity	$111,976	101,577	84,763	92,448	93,946
Other Data:
Return on average shareholders’ equity	9.5%	12.2%	-4.7%	-3.3%	20.5%
Return on average total assets	7.3%	9.1%	-3.6%	-2.5%	14.7%
Return on net sales	7.2%	8.1%	-3.9%	-3.2%	11.6%
Number of employees	651	632	608	612	640
Sales per employee	$220.7	226.2	174.9	154.8	236.5
Cash flow:
Net cash provided by (used in) operating activities	$10,543	15,045	(6,530)	7,815	38,273
Ten-year compound annual growth rate:
Net sales	2.6%	4.6%	1.6%	0.2%	4.2%
Net income	7.5%	28.8%	n/m	n/m	15.2%

n/m — These ratios are not meaningful due to the reported net losses in 2003 and 2002.

ITEM 7	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In Thousands of Dollars except for per share information.
Forward-Looking Statements
Certain of the matters and subject areas discussed in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including our efforts involving ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) system implementations, investments to develop RF products, conditions of the electronics industry, order cancellations, cost reduction efforts, general economic conditions, technology or other trends and known uncertainties. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Annual Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.
Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2005, approximately 30 percent of our orders were received from the semiconductor industry. Approximately 20 percent came from research and education customers. Approximately 20 percent came from the wireless communications customer group. Approximately 25 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. During much of fiscal 2003, conditions continued to negatively affect the worldwide electronics industry. This caused a negative impact to our customers and, therefore, our results. However, during the fourth quarter of fiscal 2003 we noted an improved environment in the electronics industry. During fiscal 2004 and 2005, we noted improving conditions in the health of our customers. However, we continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.
During the past several years our focus has been on building long-term relationships and strong collaborative partnerships with our global customers for serving their measurement needs. Effective January 1, 2003, we began to sell our products in the United States through a direct sales force. Prior to January 1, 2003, we sold our products through sales representatives to whom we paid a commission. The change in our sales channel allowed us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhanced our ability to sell not only in the United States, but to U.S. companies with foreign manufacturing operations. During the first quarter of fiscal 2003, we incurred approximately $600 in one-time costs as we paid both commissions to sales representatives and salaries to our own sales employees. We have continued to build our direct sales force throughout the world and our ability to serve our customers has been aided immeasurably by deploying our own employees throughout the Americas, Europe and most recently Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a greater portion of our selling costs are now fixed.
Over the past few years we have incurred costs for the preparation and transition to new ERP and CRM software systems. Implementations that have occurred to date have caused minimal disruptions to our business, however, we will continue our ERP and CRM transitions in various locations throughout the world in fiscal 2006 and beyond. The financial impact of the ERP and CRM projects was a charge to selling, general and administrative expenses of approximately $789 in fiscal 2005, $889 in fiscal 2004 and $735 in 2003, including depreciation expense of the software and other expenses that are not capitalizable under the accounting guidance. Included in capital expenditures was $203, $336 and $1,719 in fiscal 2005, 2004 and 2003, respectively, related to the ERP and CRM systems.
During the last two years, the Company continued to increase its investment in new product development, particularly for RF products, including opening a west coast development center in fiscal 2004. As we move forward into 2006, we will be increasing our investment in product development activities to expand our measurement capabilities for the semiconductor and wireless industries. We believe there are many opportunities to create sales growth through serving customers in these industries, and believe new products will drive our future growth.

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
Income taxes:
Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment also is applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of federal, state and international pretax operating income, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. A valuation allowance against deferred tax assets has been established related to foreign tax credits and net operating losses which may not be realized due to the uncertainty of future profit levels or foreign source income. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such credits are realized or until such credits expire. Our income tax expense (benefit) recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent upon forecasted future taxable income. Any significant reduction in estimated forecasted future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.
Pension plan:
Retirement benefit plans are a significant cost of doing business representing obligations that will be ultimately settled far in the future and therefore are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. As the rate of return on plan assets assumption is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, especially when markets are highly volatile. We have analyzed the rates of return on assets used and determined that the rates we use are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are effective, as well as the plans’ asset mix between equities and fixed income investments. Assumed discount rates are used in measurements of the projected and accumulated benefit obligations, and the service and interest cost components of net periodic pension cost.
The discount rate for the United States Plan was determined as of the June 30, 2005 measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration. The longest maturity of any bond included in the data is February 7, 2035. Benefit payments lying beyond 2035 were discounted back to that year using interest rates based on the Citigroup Pension Discount Curve as of June 30, 2005. Because the United States Plan’s cash flows are larger in future years than they are currently, coupon payments from longer maturity bonds are in excess of what is needed to meet early period benefit payments. The purchase price of the bond portfolio was adjusted by removing the value of the excess bond income, with such value based on prices of bonds with cash flows matching the excess amounts.
The discount rate used in determining the recorded liability for our U.S. pension plan was 5.50% for 2005, compared to 6.50% for 2004 and 6.25% for 2003. The decrease in the rate was primarily due to lower interest rates on long-term, highly rated corporate bonds.
Actual rate of return on U.S. plan assets was 7.9% for 2005 compared to an expected rate of return of 8.25%. A 0.25% increase (decrease) in the expected rate of return would have produced an $81 decrease (increase) in 2005 expense.
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
At the end of the 2005 fiscal year, the U.S. pension plan’s funded status reflected $10,896 of unrecognized actuarial loss, including $1,135 in experience loss that will not be subject to recognition in determining 2006 expense. The excluded portion is due to differences between expected and actual investment returns on the current measurement date and the preceding three measurement dates. Such losses are made subject to recognition at a rate of 20% per year until fully included. The remaining loss of $9,761, which is due to changes in data, assumption changes (including discount rate) and previously recognized asset gains or losses, is subject to recognition based on the 10% corridor method. Any amount falling outside of the 10% corridor is divided by the average future working lifetime of active participants to determine the amount recognized in 2006 expense.
Stock compensation plans:
We have two active stock option plans and an employee stock purchase plan. We have chosen the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148), and as such, no compensation cost for the stock option and stock purchase plans has been recognized in the consolidated financial statements, except in certain cases when stock options were granted below the market price of the underlying stock on the date of grant or variable accounting is required under applicable accounting guidance. For disclosure purposes, the valuation of stock issued to employees requires management to determine estimates for the expected life of the options, the expected risk-free interest rate during the expected life of the option, the expected volatility of the stock price over the expected life of the option, and the expected dividend yield. These estimations are significant factors in the valuation model, and actual results could differ materially from these estimates. We currently use the Black-Scholes model to value options. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For further discussion, see the section entitled “Recent Accounting Pronouncements” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.
Percent of net sales for the years ended September 30:

	2005	2004	2003

Net sales	100.0	100.0	100.0
Cost of goods sold	39.3	38.9	44.7
Selling, general and administrative expenses	39.7	39.6	46.6
Product development expenses	12.0	10.7	12.6
Severance charges	–	–	0.8

Operating income (loss)	9.0	10.8	(4.7)
Investment income	1.0	0.4	0.8
Interest expense	(0.0)	(0.1)	(0.2)

Income (loss) before income taxes	10.0	11.1	(4.1)
Provision (benefit) for income taxes	2.8	3.0	(0.2)

Net income (loss)	7.2	8.1	(3.9)

Net income for 2005 was $10,128, or $0.61 per diluted share compared to $11,381, or $0.69 per share for 2004. The net loss was $4,192, or $0.27 per share in 2003 including the establishment of a tax valuation allowance in the income tax provision of $1,822, or $0.12 per share, and severance charges of $845 pretax, or $0.03 per share after taxes.
Net sales were $141,552 in 2005 compared with $140,248 in 2004 and $106,718 in 2003. Net sales increased one percent in 2005 from 2004. The effect of a four percent weaker U.S. dollar on net sales was negligible. Net sales increased 31% in 2004 from 2003. Approximately four percentage points of the 31 percent increase were due to the effect of a weaker U.S. dollar. The downturn in the electronics industry, which began in 2001, had a negative effect on results into 2003. Throughout 2004 and 2005, we noted improving conditions in the health of our customers and the electronics industry as a whole. Geographically, sales were up 21% in Asia, down nine percent in Europe and down eight percent in the Americas during 2005. In 2004, sales were up 32% in the Americas, 39% in Asia, and up 25% in Europe from 2003.
Cost of goods sold as a percentage of net sales was 39.3%, 38.9% and 44.7% in 2005, 2004 and 2003, respectively. A favorable product mix in 2005 was more than offset by higher sales discounts, which raises cost of goods sold as a percentage of net sales, and by higher other manufacturing costs due to our 2005 investment in the manufacturing design engineering organization, as well as higher manufacturing variances. The improvement in 2004 over 2003 was due to spreading fixed manufacturing costs over higher sales volume, lower manufacturing costs as a result of the progress we made in fine-tuning our lean manufacturing process and improved product mix. Foreign exchange hedging had a minimal effect on cost of goods sold in 2005, 2004 and 2003.
Selling, general and administrative expenses of $56,177 increased one percent in 2005 from $55,533 in 2004, and increased 12% in 2004 from $49,786 in 2003. Selling, general and administrative expenses as a percentage of net sales were 39.7%, 39.6% and 46.6%, in 2005, 2004 and 2003, respectively. The increase in 2005 over 2004 was due primarily to higher costs related to Sarbanes-Oxley compliance, higher salaries and fringe benefits and higher costs outside the U.S. due to the weaker dollar, offset by lower incentive costs tied to financial performance. The increase in 2004 over 2003 was due primarily to higher incentive costs due to our strong financial performance in fiscal 2004. Additionally, the weaker U.S. dollar increased costs in Europe and Japan.
Product development expenses of $17,040 increased 13% from $15,017 in 2004, and increased 11% in 2004 from $13,488 in 2003. Product development expenses as a percentage of net sales were 12.0%, 10.7% and 12.6%, in 2005, 2004 and 2003, respectively. The increase in 2005 was due primarily to higher personnel-related costs, project consultants, and development supplies for our continued investment in the development of new products, as well as the full-year impact of our west coast RF development group. The increase in 2004 from 2003 was due primarily to the investment in our west coast RF development group and higher incentive costs.
During fiscal 2003, we recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5% of the worldwide work force. The majority of the individuals were in sales or sales support functions. The charge included salaries and vacation pursuant to each individual’s severance agreement, payroll taxes, health insurance and pension costs. Cash payments of $94, $406 and $579 were made for severance in 2005, 2004 and 2003, respectively. At September 30, 2004, $107 was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets related to severance. All remaining liabilities under these agreements were paid in 2005 (See Note J).
Interest income was $1,383 in 2005, $540 in 2004 and $896 in 2003. Higher interest rates and higher average cash and short-term investment balances accounted for the increase in 2005 over 2004. Lower interest rates and lower average cash and short-term investments levels accounted for the decrease in 2004 from 2003. Interest expense was $64 in 2005, $92 in 2004 and $210 in 2003. The decrease in 2004 from 2003 was due primarily to favorable mark-to-market adjustments on the Company’s interest rate swap agreement.
The tax rate for fiscal 2005 was 28.1%, compared to the prior year’s rate of 26.8%. The 2005 rate was lower than the statutory rate as a result of extraterritorial income exclusion benefits, R&D credit utilization and changes in state deferred taxes. The 2004 rate was below the statutory rate due mainly to the extraterritorial income exclusion benefit and R&D credit utilization. We recorded a tax benefit for 2003 at a 3.9% effective rate. The benefit was lower than the statutory tax rate primarily due to the establishment of a valuation allowance for certain tax credits where we determined it is more likely than not that the deferred tax asset related to those credits would not be realized (See Note I).
Our financial results are affected by foreign exchange rate fluctuations. Generally, a weakening U.S. dollar versus foreign currency favorably impacts our foreign currency denominated sales. A strengthening U.S. dollar has an unfavorable effect. This foreign exchange effect cannot be precisely isolated since many other factors affect our foreign sales and earnings. These factors include product offerings and pricing policies of Keithley and our competition, whether competition is foreign or U.S. based, changes in technology, product and customer mix, and local and worldwide economic conditions.
We utilize hedging techniques designed to mitigate the short-term effect of exchange rate fluctuations on operations and balance sheet positions by entering into foreign exchange forward contracts. We do not speculate in foreign currencies or derivative financial instruments, and hedging techniques do not increase our exposure to foreign exchange rate fluctuations.
Liquidity and Capital Resources
Net cash provided by operating activities was $10,543 in fiscal 2005. Cash and cash equivalents decreased $2,054 to $14,397 at September 30, 2005. Short-term investments increased $8,757 to $40,869 at September 30, 2005. Cash and short term investments were used to purchase $3,768 of property, plant and equipment, to pay $2,389 in dividends, to contribute $2,500 to the United States pension plan, and to fund the working capital needs of our business. We had no debt at September 30, 2005, a decrease of $440 from September 30, 2004.
The Company’s credit agreement, which expires March 31, 2008, is a $10,000 debt facility ($0 outstanding at September 30, 2005) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.125% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($617 outstanding at September 30, 2005).
At September 30, 2005, we had total unused lines of credit with domestic and foreign banks aggregating $14,383, of which $10,000 is long-term and $4,383 was a combination of long-term and short-term depending upon the nature of the indebtedness. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, as amended, at September 30, 2005 and during each of the three years then ended.

Our current stock repurchase program expires on December 31, 2006. Under the current program we may repurchase up to 2,000,000 Common Shares through December 31, 2006. The current program replaces a prior program that expired in December 2003.
During 2006, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2006 are expected to approximate $5,000 to $6,500.
Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2005:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Short-Term Debt	$—	$—	$—		$—		$—
Operating Lease Obligations	3,827	1,584	1,397		570		276
Payments Under Deferred Compensation Agreements (a)	463	98	196		169		—
Pension Benefit (b)	—	—	(b	)	(b	)	(b	)
Total Contractual Obligations	$4,290	$1,682	$1,593		$739		$276

(a)	Includes amounts due under a deferred compensation agreement with a retired executive. Amounts exclude additional interest that will be earned from September 30, 2005 through the time of payment. Other executives and directors are included in this plan; however, as retirement dates are uncertain, they are excluded from the above table.

(b)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2005. The Company made its 2005 pension contribution of $2,500 in fiscal 2005, and as such does not have a required contribution due in fiscal 2006. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans; including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2006. The adoption of SFAS No. 151 is not expected to have a significant effect on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 were effective for transactions entered into beginning in our fourth quarter of fiscal year 2005. The effect of adopting SFAS No. 153 was not material to the consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes the Company’s current accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005, and is being adopted October 1, 2005. The Company estimates that the expense for fiscal 2006 will range between $2,000 and $2,500 on a pretax basis. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Those variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for the stock-based awards issued after September 30, 2005 over the requisite service period for the entire award. The Company will adopt this Statement using the modified prospective application method.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.
In December 2004, the FASB issued two staff positions (“FSP”): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-1 will begin to impact the Company in our 2006 fiscal year. Management is currently evaluating the provisions of the pronouncement to identify the impact on the Company. FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The Company has historically repatriated dividends from our foreign subsidiaries, therefore, this provision of the American Jobs Creation Act provides no benefit to the Company. As such, FSP FAS 109-2 did not impact our consolidated financial statements for fiscal 2005.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations” to clarify the guidance included in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligation. Currently the Company is not involved in asset retirement obligations; however, the provisions of FIN 47 will be applied to any of these transactions if so entered beginning in fiscal 2006.
Factors That May Affect Future Results
Statements included in the sections entitled “Business”, “Overview”, “Recent Accounting Pronouncements” and “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report constitute “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected including those discussed below. Except as otherwise required by applicable securities laws, the Company disclaims any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.
If we fail to appropriately manage our cost structure to reallocate resources to areas that will provide the best long-term benefits to our customers and shareholders, our reporting results will be adversely affected. For instance, we may not be able to reduce our manufacturing costs, while increasing our product development investments for RF technologies, and we may experience unfavorable shifts in product mix or reductions in demand for a product that limits our ability to spread manufacturing costs over higher sales volume.
Our business relies on the development of new high technology products and services, including RF products, to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We incur significant expenses developing new products that may or may not result in significant sources of revenue and earnings in the future. If these expenses do not result in future earnings, our operating results will be adversely affected.
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
We currently have subsidiaries or sales offices located in 17 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during fiscal 2005. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

We implemented a lean manufacturing initiative in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits if we are unable to continue to effectively fine-tune this initiative, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing and execution efficiencies.
We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2006 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At September 30, 2005, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
Throughout fiscal 2004 and fiscal 2005, we have continued our implementation of ERP and CRM systems. Our results could be adversely affected if we are unable to further implement systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.
We have continued to build our direct sales force throughout the world with our own employees rather than through sales representatives. This action increased our fixed costs, and our results could be adversely affected during times of depressed sales.
Other risk factors include, but are not limited to, changes in our customer and product mix affecting our gross margins, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company is exposed to a variety of risks, including foreign currency fluctuations, interest rate fluctuations and changes in the market value of its short-term investments. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values and interest rates.
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments nor therefore, on our results of operations, financial position or cash flows.
The Company maintains a short-term investment portfolio consisting of United States government backed notes and bonds and corporate notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, in management’s opinion, a 10 percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.
The Company also had an interest rate swap instrument originally entered into to mitigate the risk of interest rate changes related to long-term debt. The agreement effectively fixed the interest rate on a notional $3,000 of variable rate debt; however, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in the fair market value of the interest rate swap were recorded in the Company’s records as income or expense. The instrument expired September 19, 2005.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
We have completed an integrated audit of Keithley Instruments, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 13, 2005
Consolidated Statements of Operations
For the years ended September 30, 2005, 2004 and 2003 (In Thousands of Dollars Except for Per-Share Data)

	2005	2004	2003

Net sales	$141,552	$140,248	$106,718
Cost of goods sold	55,567	54,605	47,646
Selling, general and administrative expenses	56,177	55,533	49,786
Product development expenses	17,040	15,017	13,488
Severance charges	—	—	845

Operating income (loss)	12,768	15,093	(5,047)
Investment income	1,383	540	896
Interest expense	(64)	(92)	(210)

Income (loss) before income taxes	14,087	15,541	(4,361)
Provision (benefit) for income taxes	3,959	4,160	(169)

Net income (loss)	$10,128	$11,381	$(4,192)

Basic earnings (loss) per share	$0.62	$0.71	$(0.27)

Diluted earnings (loss)per share	$0.61	$0.69	$(0.27)

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 2005 and 2004 (In Thousands of Dollars Except for Per-Share Data)

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$14,397	$16,451
Short-term investments	40,869	32,112
Refundable income taxes	387	181
Accounts receivable and other, net of allowance for doubtful accounts of $451 and $454 as of September 30,2005 and 2004, respectively	19,452	21,435
Inventories:
Raw materials	9,191	9,720
Work in process	847	840
Finished products	3,113	2,055

Total inventories	13,151	12,615

Deferred income taxes	4,444	7,438
Prepaid expenses	1,385	1,927

Total current assets	94,085	92,159

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	16,638	16,315
Manufacturing, laboratory and office equipment	29,033	29,631

	46,996	47,271
Less-Accumulated depreciation and amortization	33,198	32,968

Total property, plant and equipment, net	13,798	14,303

Deferred income taxes	18,087	16,456
Other assets	16,394	13,748

Total assets	$142,364	$136,666

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$440
Accounts payable	7,540	7,422
Accrued payroll and related expenses	5,618	9,897
Other accrued expenses	4,649	5,047
Income taxes payable	4,341	4,935

Total current liabilities	22,148	27,741

Long-term deferred compensation	3,100	2,605
Other long-term liabilities	5,140	4,743
Commitments and contingencies (See Note K)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized – 80,000,000; issued and outstanding – 14,300,676 and 14,067,107 in 2005 and 2004	179	176
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding – 2,150,502 in 2005 and 2004	27	27
Capital in excess of stated value	30,180	27,449
Retained earnings	82,425	74,686
Accumulated other comprehensive income	397	501
Unamortized portion of restricted stock plan	(25)	(37)
Common Shares held in treasury, at cost	(1,207)	(1,225)

Total shareholders’ equity	111,976	101,577

Total liabilities and shareholders’ equity	$142,364	$136,666

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2005, 2004 and 2003 (In Thousands of Dollars)

					Accumulated
			Capital		other	Unamortized	Common
		Class B	in excess		comprehen-	portion of	Shares	Total
	Common	Common	of stated	Retained	sive income	restricted	held in	shareholders’
	Shares	Shares	value	earnings	(loss)	stock plan	treasury	equity

Balance September 30, 2002	$172	$27	$26,567	$72,087	$(349)	$(108)	$(5,948)	$92,448

Comprehensive Loss:
Net loss				(4,192)
Translation adjustment					777
Minimum pension liability adjustment					96
Net unrealized loss on derivative securities					(153)
Net unrealized investment loss					(273)
Total comprehensive loss								(3,745)
Cash dividends:
Common Shares ($.15 pershare)				(1,997)				(1,997)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes			(1,342)				2,388	1,046
Repurchase of Common Shares							(2,774)	(2,774)
Common Shares acquired for settlement of deferred Directors’ fees			176				(176)	—
Common Shares reissued in settlement of Directors’ fees			(31)				31	—
Amortization						43		43

Balance September 30, 2003	172	27	25,370	65,640	98	(65)	(6,479)	84,763

Comprehensive Income:
Net income				11,381
Translation adjustment					219
Minimum pension liability adjustment					2
Net unrealized gain on derivative securities					70
Net unrealized investment gain					112
Total comprehensive income								11,784
Cash dividends:
Common Shares ($.15 per share)				(2,077)				(2,077)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stockplans, net of taxes	4		1,929				5,404	7,337
Common Shares acquired for settlement of deferred Directors’ fees			156				(156)	—
Common Shares reissued in settlement of Directors’ fees			(6)				6	—
Amortization						28		28

Balance September 30, 2004	176	27	27,449	74,686	501	(37)	(1,225)	101,577

Comprehensive Income:
Net income				10,128
Translation adjustment					2
Minimum pension liability adjustment					(18)
Net unrealized gain on derivative securities					75
Net unrealized investment loss					(163)
Total comprehensive income								10,024
Cash dividends:
Common Shares ($.15 per share)				(2,131)				(2,131)
Class B Common Shares ($.12 per share)				(258)				(258)
Shares issued under stock plans, net of taxes	3		2,749					2,752
Common Shares acquired for settlement of deferred Directors’ fees			172				(172)	—
Common Shares reissued in settlement of Directors’ fees			(190)				190	—
Amortization						12		12

Balance September 30, 2005	$179	$27	$30,180	$82,425	$397	$(25)	$(1,207)	$111,976

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2005, 2004 and 2003 (In Thousands of Dollars)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$10,128	$11,381	$(4,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,081	4,010	3,595
Deferred income taxes	(2,079)	(187)	(1,266)
Deferred compensation	(30)	146	150
Change in current assets and liabilities:
Refundable income taxes	(203)	361	497
Accounts receivable and other	2,181	(5,530)	(792)
Inventories	(554)	(1,358)	(930)
Prepaid expenses	117	(1,353)	91
Other current liabilities	(5,128)	7,925	(4,039)
Tax benefit of employee stock purchase and option plans	3,313	798	279
Other operating activities	(1,283)	(1,148)	77

Net cash provided by (used in) operating activities	10,543	15,045	(6,530)

Cash flows from investing activities:
Capital expenditures	(3,768)	(4,072)	(4,039)
Purchase of investments	(38,194)	(33,179)	(6,248)
Proceeds from maturities and sales of investments	29,176	21,037	13,949

Net cash (used in) provided by investing activities	(12,786)	(16,214)	3,662

Cash flows from financing activities:
Net (repayment) borrowing of short-term debt	(439)	25	(139)
Proceeds from employee stock purchase and option plans	2,921	3,898	1,195
Repurchase of Common Shares	—	—	(2,774)
Cash dividends	(2,389)	(2,335)	(2,255)

Net cash provided by (used in) financing activities	93	1,588	(3,973)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	96	293	873

(Decrease) increase in cash and cash equivalents	(2,054)	712	(5,968)
Cash and cash equivalents at beginning of period	16,451	15,739	21,707

Cash and cash equivalents at end of period	$14,397	$16,451	$15,739

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$3,774	$486	$1,991
Interest	182	227	193

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
Nature of operations
Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Foreign currency translation
Our revenues, costs and expenses, and assets and liabilities are exposed to changes in foreign currency exchange rates as a result of our global operations. For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated using weighted average exchange rates in effect during the period. Resulting translation adjustments are reported as a separate component of accumulated comprehensive income in shareholders’ equity. For those entities that operate in a U.S. dollar functional currency environment, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates. Gains or losses from foreign currency remeasurement are generally immaterial and are included in the “Selling, general and administrative expenses” caption of the consolidated statements of operations.
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $7,358, $7,223 and $7,000 in 2005, 2004 and 2003, respectively.
Product development expenses
Expenditures for product development are charged to expense as incurred. These expenses include the cost of computer software, an integral part of certain products. The Company’s policy is to expense all software development costs because of the short time frame between technological feasibility and commercialization. In addition, based upon the rapid change in technology, the amortization periods for any capitalized costs would be relatively short. However, the Company continually reviews the materiality and financial statement classification of computer software expenditures in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”
Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly and all account balances are reviewed for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance at beginning of year	$454	$458	$412
Additions	4	24	73
Write-offs, net of recoveries	(3)	(35)	(42)
Foreign exchange revaluation	(4)	7	15

Balance at end of year	$451	$454	$458

Inventories
Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard, which approximates actual cost on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $4,081, $4,010 and $3,595 in fiscal 2005, 2004 and 2003, respectively.
Capitalized software
Certain internal and external costs incurred to acquire or create internal use software are capitalized in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property, plant and equipment and is depreciated over 3 to 5 years after it is placed in service.
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
Included in the “Common Shares held in treasury, at cost” caption of the Consolidated Balance Sheets at September 30, 2005 and 2004, were shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. There were no shares remaining in treasury acquired under the Company’s share repurchase program at September 30, 2005 and 2004, as these shares were reissued under stock option or stock purchase plans. The number of shares held in treasury acquired under the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan at September 30, 2005 and 2004 was 137,418 and 143,991, respectively. (See Note C).
Accumulated other comprehensive income
The components of accumulated other comprehensive income at September 30, 2005 and 2004 are as follows:

	2005	2004

Translation adjustment	$521	$519
Minimum pension liability adjustment	(36)	(18)
Net unrealized gain (loss) on derivative securities	55	(20)
Net unrealized investment (loss) gain	(143)	20

Accumulated other comprehensive income	$397	$501

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2005, 2004 and 2003.
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

	2005	2004	2003

Net income (loss) in thousands	$10,128	$11,381	$(4,192)
Weighted average shares outstanding	16,337,903	15,926,839	15,487,435
Assumed exercise of stock options, weighted average of incremental shares	251,408	583,989	—
Assumed purchase of stock under stock purchase plan, weighted average	1,983	33,161	—

Diluted shares — adjusted weighted average shares and assumed conversions	16,591,294	16,543,989	15,487,435
Basic earnings (loss) per share	$0.62	$0.71	$(0.27)
Diluted earnings (loss) per share	$0.61	$0.69	$(0.27)

Due to the net loss in fiscal 2003, 459,674 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, and supersedes APB Opinion No. 25. The Company will be required to adopt the provisions of SFAS No. 123R on October 1, 2005. See “Recent Accounting Pronouncements” for a more in-depth discussion of SFAS No. 123R.
During the second and third quarters of fiscal 2005, the Company’s Board of Directors and Executive Committee of the Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options. These options, outstanding as of January 31, 2005 and August 9, 2005 had exercise prices of $17.00 or higher and $16.00 or higher, respectively. As a result of the acceleration, the Company reduced stock option expense it otherwise would have been required to record under SFAS No. 123R by approximately $2,200 in fiscal 2006, $2,000 in fiscal 2007 and $900 in fiscal 2008 on a pre-tax basis.
During the fiscal year, the 1993 Employee Stock Purchase Plan was amended to require at least one subscription period each and every 12 months during the term of the plan. However, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005.
In December 2005, the Board of Directors adopted the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, which requires shareholder approval at the Annual Meeting of Shareholders to be held on February 11, 2006. The plan subscription period that began on July 1, 2005 is subject to shareholder approval. The Plan contains provisions which include eliminating the look-back feature and increasing the purchase price to 95 percent of the market price at the end of the subscription period. These provisions, if approved by the shareholders, would eliminate the measurement of compensation expense required by SFAS No. 123 or SFAS No. 123R. See Notes to Consolidated Financial Statements Note H for further detail regarding stock plans.
The pro forma impact to both net income and earnings per share from calculating stock-related compensation expense consistent with the fair value alternative of SFAS 123 is indicated below:

	2005	2004	2003

Net income (loss)	$10,128	$11,381	$(4,192)

Add: Stock-based employee compensation (income) expense included in reported income/loss, net of related tax effects	(5)	45	29

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,168)	(4,452)	(4,029)

Pro forma net income (loss)	$3,955	$6,974	$(8,192)

Pro forma earnings (loss) per share:
Basic	$0.24	$0.44	$(0.53)
Diluted	$0.24	$0.42	$(0.53)

Derivatives and Hedging Activities
In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur. The Company also had an interest rate swap instrument that expired September 19, 2005. The estimated fair value of the swap instrument was determined through quotes from the related financial institutions. See Note F.
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2005, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. The interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $120, $163 and $63 in 2005, 2004 and 2003, respectively, for the interest rate swap fair market value.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 were effective for transactions entered into beginning in our fourth quarter of fiscal year 2005. The effect of adopting SFAS No. 153 was not material to the consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes the Company’s current accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005, and is being adopted October 1, 2005. The Company estimates that the expense for fiscal 2006 will range between $2,000 and $2,500 on a pretax basis. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Those variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for the stock-based awards issued after September 30, 2005 over the requisite service period for the entire award. The Company will adopt this Statement using the modified prospective application method.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.

In December 2004, the FASB issued two staff positions (“FSP”): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-1 will begin to impact the Company in our 2006 fiscal year. Management is currently evaluating the provisions of the pronouncement to identify the impact on the Company. FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The Company has historically repatriated dividends from our foreign subsidiaries; therefore, this provision of the American Jobs Creation Act provides no benefit to the Company. As such, FSP FAS 109-2 did not impact our consolidated financial statements for fiscal 2005.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations” to clarify the guidance included in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligation. Currently, the Company is not involved in asset retirement obligations; however, the provisions of FIN 47 will be applied to any of these transactions if so entered beginning in fiscal 2006.
Note B — Guarantor’s Disclosure Requirements
Guarantee of original lease:
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $769 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.
Product warranties:
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for fiscal years 2005 and 2004.
A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2005 and 2004 is as follows:

	2005	2004

Beginning balance	$1,459	$1,498
Accruals for warranties issued during the period	1,823	1,568
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(425)	(504)
Settlements made (in cash or in kind) during the period	(1,773)	(1,103)

Ending balance	$1,084	$1,459

Note C — Repurchase of Common Shares
On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period ending December 31, 2006. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003 and had substantially the same terms as the 2003 program.
There were no Common Share repurchases under the Company’s share repurchase programs during fiscal year 2005 or 2004. There were no Common Shares remaining in treasury at September 30, 2005 or 2004 pursuant to these programs. There were no shares issued from treasury during fiscal 2005. During fiscal 2004, 398,837 shares were issued from treasury under stock option or stock purchase plans.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 137,418 and 143,991 at September 30, 2005 and 2004, respectively.

Note D — Short-term Investments
The Company classifies its short-term investments as “available-for-sale”, which requires they be recorded at fair market value with the resulting gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. There were no sales of marketable securities in fiscal year 2005. Gross realized losses of $129 and gross realized gains of $56 were recognized on sales of marketable securities in fiscal year 2004 and 2003, respectively, using the specific identification method.
Short-term investments at September 30, 2005 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Money market funds	$2,000	$—	$—	$2,000
U.S. government and agency securities	25,537	3	(221)	25,319
Corporate notes and bonds	13,550	—	—	13,550

Total short-term investments	$41,087	$3	$(221)	$40,869

Short-term investments at September 30, 2004 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Money market funds	$2,500	$—	$—	$2,500
U.S. government and agency securities	11,030	4	(8)	11,026
Corporate notes and bonds	18,551	35	—	18,586

Total short-term investments	$32,081	$39	$(8)	$32,112

At September 30, 2005 and 2004, the securities, notes and bonds have maturity dates as follows:

	2005	2004

Less than 1 year	$24,512	$21,086
1 to 5 years	16,357	11,026

Total short-term investments	$40,869	$32,112

The Company reviews investments in debt and equity securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, no impairment was considered to be other-than-temporary. The $221 and $8 of unrealized losses for U.S. government and agency securities at September 30, 2005 and 2004 relate to investments with a fair market value of approximately $23,419 and $3,992, respectively.
Note E — Financing Arrangements
On March 30, 2005, the Company amended its credit agreement to extend the term to March 31, 2008 from March 31, 2005. The agreement is a $10,000 debt facility ($0 and $440 outstanding at September 30, 2005 and 2004, respectively) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The three-month LIBOR interest rate was 4.1% and 2.0% at September 30, 2005 and 2004, respectively. The Company is required to pay a facility fee of 0.125% on the total amount of the commitment. The agreement may be extended annually in one-year increments beginning March 31, 2006. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($617 and $646 outstanding at September 30, 2005 and 2004, respectively). At September 30, 2005, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,383, of which $10,000 was long-term and $4,383 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2005.
The Company had an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixed the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.4%. The agreement expired September 19, 2005.
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
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains from such foreign exchange transactions of $12, $132 and $113 for 2005, 2004 and 2003, respectively.

At September 30, 2005, the Company had obligations under foreign exchange forward contracts to sell 1,950,000 Euros, 270,000 British pounds and 225,000,000 Yen at various dates through December 2005. In accordance with the provisions of SFAS 133 (as amended), the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2005 and 2004, the fair market value of the contracts represented an asset (liability) to the Company of $99 and ($28), respectively.
Note G — Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined plan covering certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation. A summary of the components of net periodic pension cost based on a measurement date of June 30 for the U.S. plan and the non-U.S. plan is shown below:

	United States Plan		Non-U.S. Plan
	2005	2004	2005	2004

Service cost-benefits earned during the year	$1,274	$1,242	$181	$176
Interest cost on projected benefit obligation	1,859	1,760	281	285
Expected return on plan assets	(2,685)	(2,557)	(77)	(68)
Amortization of transition asset	(43)	(43)	22	21
Amortization of prior service cost	178	178	5	5

Net periodic pension cost	$583	$580	$412	$419

The following table sets forth the funded status of the Company’s plans at September 30, 2005 and 2004:

	United States Plan		Non-U.S. Plan*
	2005	2004	2005	2004

Change in projected benefit obligations:
Benefit obligation at beginning of year	$29,063	$28,626	$5,311	$4,624
Service cost	1,274	1,242	181	176
Interest cost	1,859	1,760	281	285
Actuarial (gain) loss	5,859	(1,504)	999	50
Benefits paid	(1,115)	(1,061)	(144)	(138)
Foreign currency exchange rate changes	—	—	(249)	314

Benefit obligation at year end	$36,940	$29,063	$6,379	$5,311

Change in plan assets:
Fair value of plan assets at beginning of year	$29,662	$25,753	$1,061	$930
Actual return on pension assets	2,362	3,970	28	38
Employer contributions	3,500	1,000	62	51
Benefits paid	(1,115)	(1,061)	(21)	(20)
Foreign currency exchange rate changes	—	—	(38)	62

Fair value of plan assets at end of year	34,409	29,662	1,092	1,061

Funded status — over (under) funded	(2,531)	599	(5,287)	(4,250)
Unrecognized actuarial (gain) loss	10,896	4,715	611	(393)
Contributions after measurement date	—	1,000	—	—
Unrecognized prior service cost	870	1,048	32	38
Unrecognized initial net (asset) obligation	(10)	(54)	60	84

Prepaid pension assets (pension liability) recognized	$9,225	$7,308	$(4,584)	$(4,521)

Amounts recognized in the Consolidated Balance Sheets at September 30, 2005 and 2004, consist of the following:

	United States Plan		Non-U.S. Plan*
	2005	2004	2005	2004

Other assets (long-term)	$9,225	$7,308	$—	$—
Other long-term liabilities	—	—	(4,584)	(4,521)

Prepaid pension assets (pension liability) recognized	$9,225	$7,308	$(4,584)	$(4,521)

*	The Company has purchased indirect insurance of $4,425 which is expected to be available to the Company as non-U.S. pension liabilities of $4,584 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $4,425 and $4,279 at September 30, 2005 and 2004, respectively, for this asset. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” this Company asset is not included in the non-U.S. plan assets.

The accumulated benefit obligation for all defined benefit plans was $38,545 and $30,922 at September 30, 2005 and 2004, respectively.
At September 30, 2005 and 2004, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for the non-U.S. plan. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2005 were $6,379, $5,681, and $1,092, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2004 were $5,311, $4,779, and $1,061, respectively.
As of the measurement date, the plan assets’ allocations for the United States plan by asset category was as follows:

	June 30,
	2005	2004

Equity securities	61%	64%
Debt securities	12	15
Market neutral hedge fund	18	15
Cash equivalent (money market fund)	7	3
Real estate	2	—
All other	—	3

	100%	100%

The United States Plan investment strategy is to emphasize total return, which is defined as the aggregate return from capital appreciation, dividends, and interest income. In determining the asset classes in which the Plan will invest, as well as the target weightings to each asset class, the Company gives consideration to several factors. These include historical risk and return statistics for each asset class and the statistical relationships between the asset classes. The Company also has recognized certain aspects specific to the Plan including the current funding status, the average age of employee participants, and the ability of the Company to make future contributions to the Plan.
Non-U.S. plan assets represent employee and Company contributions and are invested in an insurance company in a direct insurance contract payable to the individual participants. The insurance company directs the investments for this contract.
The significant actuarial assumptions used to determine benefit obligations at September 30, 2005 and 2004 were as follows:

	2005	2004

United States Pension Plan:
Discount rate	5.5%	6.5%
Rate of increase in compensation levels	3.5%	3.5%

Non-U.S. Pension Plan:
Discount rate	4.25%	5.25%
Rate of increase in compensation levels	3.0%	3.0%
The significant actuarial assumptions used to determine net pension expense for fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003

United States Pension Plan:
Discount rate	6.5%	6.25%	6.75%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.5%	3.5%	4.5%

Non-U.S. Pension Plan:
Discount rate	5.25%	6.0%	6.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%
Rate of increase in compensation levels	3.0%	3.0%	3.0%
In determining its expected long-term rate-of-return-on-asset assumption for the fiscal year ending September 30, 2005, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.

Expected future benefit payments for both the United States and the non-U.S. plans are as follows:

	United States Plan	Non-U.S. Plan

2006	$1,077	$144
2007	$1,127	$168
2008	$1,184	$197
2009	$1,241	$230
2010	$1,293	$244
2011 – 2015	$8,866	$1,538
The Company expects to contribute approximately $2,000 to $3,000 to its pension plans in fiscal year 2006.
In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. It has been the Company’s practice to match a minimum of 25 percent of the first six percent of a participant’s contribution, and may match up to 50 percent of the first six percent of a participant’s contribution depending upon the Company’s financial performance, as part of its profit sharing program. Expense for the 401(k) plan amounted to $900, $831 and $388 in 2005, 2004 and 2003, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. Expense related to the additional profit sharing program amounted to $0, $248 and $0 in 2005, 2004 and 2003, respectively.
The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees which includes retirement, death and disability benefits. Expense (income) recognized for these benefits was $9, $9, and ($194) for 2005, 2004 and 2003, respectively. Liabilities of $8 and $0 were accrued in the “Accrued payroll and related expenses” caption on the Company’s Consolidated Balance Sheets, and $152 and $126 were accrued in the “Other long-term liabilities” caption to meet all SERP obligations at September 30, 2005 and 2004, respectively. The income in 2003 represents the reversal of a liability for a former participant.
Note H — Stock Plans
Stock Option Plans
On February 16, 2002, the Company’s shareholders approved the Keithley Instruments, Inc. 2002 Stock Incentive Plan. Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of options to directors, officers and other key employees. This plan will expire on February 16, 2012. Under the 1992 Stock Incentive Plan, 5,400,000 of the Company’s Common Shares were reserved for the granting of options to officers and other key employees. After February 8, 2002, no new grants could be issued from this plan. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee on the date the option is granted. Both plans also provide for restricted stock awards and stock appreciation rights.
During the second and third quarters of fiscal 2005, the Company’s Board of Directors and Executive Committee of the Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options. These options, outstanding as of January 31, 2005 and August 9, 2005 had exercise prices of $17.00 or higher and $16.00 or higher, respectively. As a result of the acceleration, the Company expects to reduce stock option expense it otherwise would have been required to record under SFAS No. 123R by approximately $2,200 in fiscal 2006, $2,000 in fiscal 2007 and $900 in fiscal 2008 on a pre-tax basis.
The 1997 Directors’ Stock Option Plan provides for the issuance of 850,000 of the Company’s Common Shares to non-employee Directors. Under the terms of the plan, each non-employee Director is automatically granted an option to purchase 10,000 Common Shares at the close of each annual shareholders’ meeting. On December 8, 2005, the Company’s Board of Directors terminated the 1997 Directors’ Stock Option Plan. On February 15, 1997, the Company’s Board of Directors terminated the 1992 Directors’ Stock Option Plan. Prior to its termination, this plan provided for the issuance of 120,000 of the Company’s Common Shares to non-employee Directors, with each non-employee Director automatically granted an option to purchase 1,200 Common Shares at the close of each annual shareholders’ meeting. All options outstanding at the time of termination of the plans shall continue in full force and effect in accordance with their terms. The option price for grants under both plans is the fair market value of a Common Share on the date of grant as defined by the plans. The options under both plans are exercisable six months and one day after the date of grant and will expire after ten years.

The activity under all option plans was as follows:

	Outstanding		Exercisable

		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

September 30, 2002	2,936,189	$17.70	1,327,715	$15.39
Options granted at fair market value	694,550	15.35
Options exercised	(99,400)	3.74
Options forfeited	(131,000)	22.74

September 30, 2003	3,400,339	17.44	1,831,702	17.22
Options granted at fair market value	661,600	19.15
Options exercised	(569,969)	4.32
Options forfeited	(87,124)	20.97

September 30, 2004	3,404,846	19.88	1,830,472	22.54
Options granted at fair market value	94,250	16.33
Options exercised	(67,050)	7.24
Options forfeited	(104,700)	19.80

September 30, 2005	3,327,346	$20.03	3,186,059	$20.32

The options outstanding at September 30, 2005 have been segregated into ranges for additional disclosure as follows:

	Outstanding			Exercisable

		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$2.53 - $5.72	314,446	2.94	$4.23	314,446	$4.23
$10.70 - $14.95	606,350	6.91	$13.51	465,063	$13.47
$15.38 - $17.00	639,750	8.00	$16.19	639,750	$16.19
$17.08 - $23.13	1,234,050	7.28	$18.86	1,234,050	$18.86
$32.28 - $36.85	72,000	5.36	$36.72	72,000	$36.72
$45.13	456,000	4.84	$45.13	456,000	$45.13
$48.44 -$66.75	4,750	4.99	$61.95	4,750	$61.95

	3,327,346	6.56	$20.03	3,186,059	$20.32

1993 Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares is 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option is also available for new employees. The purchase price for the mid-year enrollees is 85 percent of the lower or the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 81,119 remained available at September 30, 2005. Total shares may be increased with shareholder approval or the plan may be terminated when the shares are fully subscribed. No compensation expense is recorded in connection with the plan. During the fiscal year, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005. In July 2005, January 2005 and January 2004, 65,266, 101,253 and 135,412 shares were purchased by employees under this plan at a price of $13.10, $15.61 and $10.63 per share, respectively.
The plan subscription period that began on July 1, 2005 contains provisions that require shareholder approval at the Annual Meeting on February 11, 2006. These provisions include eliminating the lookback feature and increasing the purchase price to 95 percent of the market price at the end of the subscription priod. These provisions, if approved by the shareholders, would eliminate the measurement of compensation expense required by SFAS No. 123 or SFAS No. 123R. As such, the current subscription period is excluded from the Pro Forma Disclosures below.
Pro Forma Disclosure
See Note A for the pro forma effects had the Company adopted the fair value criteria provided in SFAS No. 123.
The pro forma weighted average fair value of options granted under stock option plans in 2005, 2004 and 2003 was $4.60, $8.10 and $6.51, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2005	2004	2003

Expected life (years)	2.5	4.5	4.2
Risk-free interest rate	3.4%	3.5%	2.5%
Volatility	44%	51%	54%
Dividend yield	1.0%	1.0%	1.0%
The pro forma weighted average fair value of purchase rights granted under the 1993 Employee Stock Purchase Plan in 2005, 2004 and 2003 was $5.45, $5.14 and $5.24, respectively. The fair value of employees’ purchase rights was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003

Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	1.7%	1.1%	1.5%
Volatility	41%	50%	55%
Dividend yield	1.0%	1.0%	1.0%
Subsequent Changes to Stock-based Compensation
Beginning in fiscal 2006, the Compensation and Human Resources Committee of the Board of Directors recommended, and the Board of Directors approved certain changes in relation to stock-based compensation. On October 3, 2005, Non-qualified Stock Options (NSOs) and Performance Award Units were issued to officers, and Performance Award Units or Restricted Award Units were issued to other key employees. NSO’s generally vest in four years and expire in ten years from the date of grant and have an option price equal to the market price at the time of grant. The performance award agreements provide for the award of performance units with each unit representing the right to receive one share of the Company’s common shares to be issued after the applicable award period. The award vests over a 3-year performance period, based on revenue growth relative to the Company’s peers and return on assets or return on invested capital. The final amount of units earned pursuant to an award may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of a minimum performance. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s common shares. The awards will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement.
The annual non-employee Director stock option grant issued pursuant to the 1997 Director’s Stock Option Plan, which was terminated on December 8, 2005, was replaced with an annual Common Share grant equal to $58,000. The Common Shares will be issued on a quarterly basis.

Note I — Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components:

	2005	2004	2003

United States	$12,269	$8,974	$(6,711)
Non-U.S.	1,818	6,567	2,350

	$14,087	$15,541	$(4,361)

The provision (benefit) for income taxes is as follows:

	2005	2004	2003

Current:
Federal	$4,032	$1,620	$255
Non-U.S.	1,705	2,681	922
State and local	301	46	(80)

Total current	6,038	4,347	1,097

Deferred:
Federal	(1,530)	(50)	(873)
Non-U.S.	(549)	(137)	(393)

Total deferred	(2,079)	(187)	(1,266)

Total provision (benefit)	$3,959	$4,160	$(169)

     Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2005	2004	2003

Federal income tax at statutory rate	$4,790	$5,284	$(1,552)
State and local income taxes	(9)	(103)	292
Tax on non-U.S. income	(216)	(284)	215
Foreign tax credit carry forwards	(323)	(98)	151
Valuation allowance	234	105	1,291
Other tax credit carry forwards	(674)	(281)	(495)
Adjustment for prior years’ taxes	—	(552)	—
Other	157	89	(71)

Effective provision (benefit) for income taxes	$3,959	$4,160	$(169)

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Nonqualified stock options	$222	$3,183
Capitalized research and development	12,478	9,347
Inventory	1,758	1,837
Deferred compensation	1,394	2,239
Tax credit carryforward	7,799	8,071
Depreciation	1,025	1,044
Warranty	339	487
Medical	131	157
Intangibles	88	105
State and local taxes	1,104	1,355
Foreign net operating losses	328	417
Other	2,374	1,301

Total deferred tax assets	29,040	29,543

Deferred tax liabilities:
Pension contribution	3,229	2,558
Other	463	464

Total deferred tax liabilities	3,692	3,022

Valuation allowance	(2,817)	(2,627)

Net deferred tax assets	$22,531	$23,894

The net change in the net deferred tax assets as of September 30, 2005 compared to September 30, 2004 is primarily the result of capitalization of research and development costs, exercise of nonqualified stock options and payment of prior year’s bonuses.
The valuation allowance relates to provisions for foreign tax credits and net operating losses which may not be realized due to the uncertainty of future profit levels or foreign source income.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2005, 2004 and 2003 is as follows:

	2005	2004		2003

Balance at beginning of year	$2,627	$2,332		$532
Charged to costs and expenses	190	105		1,822
Charged to other accounts	—	190	(a)	510	(b)
Deductions	—	—		(532	)(c)

Balance at end of year	$2,817	$2,627		$2,332

(a)	The valuation allowance relates to provision for foreign tax credits and certain foreign net operating losses, which may not be realized due to the uncertainty of future profitability levels. Approximately $190 of the valuation allowance recorded in fiscal 2004 was recorded as a reduction of shareholders’ equity as foreign tax credits generated in the current year could not be utilized due to the benefit of nonqualified stock options.

(b)	The valuation allowance relates to provision for foreign tax credits, R&D credits, and certain foreign net operating losses, which may not be realized due to the uncertainty of future profitability levels. Approximately $510 of the valuation allowance recorded in fiscal 2003 was recorded as a reduction of shareholders’ equity as foreign tax credits generated in that year could not be utilized due to the benefit of nonqualified stock options.

(c)	The valuation allowance for Japanese taxes was no longer required as Japanese operations became profitable and utilized net operating loss carryforwards.
At September 30, 2005, the Company had tax credit carryforwards as follows:

		Year Expiration Commences

Alternative minimum tax credit	$2,188	indefinite
Foreign tax credit	2,405	2012-2015
R&D credit	3,206	2010-2020
Foreign NOL’s	328	indefinite

	$8,127

The Company recorded credits of $352, $3,721 and $312 to additional paid-in-capital during the years ended September 30, 2005, 2004 and 2003, respectively, in connection with the tax benefit related to deductions for stock-based compensation programs.
Note J — Severance Charges
During fiscal 2003, the Company recorded $845 pretax, or $.03 per share after taxes, for severance charges relating to a reduction in force of 23 individuals, or less than 5 percent of the worldwide work force. The majority of the individuals were in sales or sales support functions.
At September 30, 2004, $107 of accrued severance was included in the “Accrued payroll and related expenses” caption of the consolidated Balance Sheets. The remaining liabilities under these severance agreements were paid during fiscal 2005.
A reconciliation of the changes in the aggregated accrued severance liability for fiscal years 2005 and 2004 is as follows:

	2005	2004

Beginning balance	$107	$503
Expense recognized and adjustments	(21)	(21)
Payments made	(94)	(406)
Foreign exchange revaluation	8	31

Ending balance	$—	$107

Note K — Commitments and Contingencies
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $184 in 2005, $160 in 2004 and $144 in 2003) was $2,289, $2,117 and $1,895 for 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases are:

2006	$1,584
2007	860
2008	537
2009	366
2010	204
After 2010	276

Total minimum operating lease payments	$3,827

In the normal course of business, the Company is subject to various legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that the final outcome of pending matters known to management will not have a material adverse impact on the financial position or results of operations of the Company.
Note L — Segment and Geographic Information
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

	2005	2004	2003

Net sales:

Americas	$43,237	$46,998	$35,605
Europe	43,544	48,065	38,594
Asia	54,771	45,185	32,519

	$141,552	$140,248	$106,718

Long-lived assets:

Americas	$24,408	$22,750	$21,131
Germany	4,720	4,545	4,055
Other	1,064	756	738

	$30,192	$28,051	$25,924

Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2005 and 2004.

	First	Second	Third	Fourth

Fiscal 2005

Net sales	$35,643	$37,663	$33,251	$34,995
Gross profit	21,443	23,082	20,138	21,322
Income before income taxes	4,045	4,659	2,732	2,651
Net income	2,791	3,215	1,854	2,268
Diluted earnings per share	.17	.19	.11	.14

Fiscal 2004

Net sales	$29,742	$33,989	$36,822	$39,695
Gross profit	17,599	21,332	22,893	23,819
Income before income taxes	1,578	3,805	4,788	5,370
Net income	1,089	2,625	3,177	4,490
Diluted earnings per share	.07	.16	.19	.27

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A — CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2005.
Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated December 13, 2005 included under Item 8.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the Company’s most recent quarer that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Chief Executive and Chief Financial Officer Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31(a) and 31(b) to this report. Additionally, in March 2005, our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
ITEM 9B — OTHER INFORMATION
None.

PART III.
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information concerning the Company’s directors, its audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held February 11, 2006, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.
The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION.
See the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement to be used in conjunction with the February 11, 2006 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the February 11, 2006 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
James B. Griswold, a Director and nominee for Director, is a partner in the law firm of Baker & Hostetler LLP. Baker & Hostetler LLP served as general legal counsel to the Company during the fiscal year ended September 30, 2005, and is expected to render services in such capacity to the Company in the future.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.
See the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be used in conjunction with the February 11, 2006 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
PART IV.
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report.
(a)(2) Financial Statement Schedules
Schedules are omitted because they are not required or not applicable, or because the information is furnished elsewhere in the consolidated financial statements or the notes thereto.

(a)(3) Index to Exhibits

Exhibit
Number	Description
3(a)	Code of Regulations, as amended on February 9, 1985. (Reference is made to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(a)*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(e)*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(g)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10(h)*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(j)	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(k)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

10(l)	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(m)	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(n)	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated March 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(o)*	Form of Indemnification Agreement entered into by the Company and each of Brian R. Bachman, James T. Bartlett, James B. Griswold, Leon J. Hendrix, Jr., William Hudson, Joseph P. Keithley, Dr. N. Mohan Reddy, Barbara Scherer and R. Elton White, as members of the Company’s Board of Directors On December 2, 2004. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(p)*	Form of Indemnification Agreement entered into by the Company and each of Philip R. Etsler, Mark J. Plush and Linda C. Rae, as executive officers of the Company, on December 2, 2004. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(q)*	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors On May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(r)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (as amended September 8, 2005)

14	Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Keithley Instruments, Inc.
(Registrant)

By:	/s/ Joseph P. Keithley

Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 8, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated..

Signature	Title	Date
/s/Joseph P. Keithley	Chairman of the Board of Directors, President and	12/8/05

Joseph P. Keithley	Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Plush	Vice President and Chief Financial Officer	12/8/05

Mark J. Plush	(Principal Financial and Accounting Officer)

/s/ Brian R. Bachman	Director	12/8/05

Brian R. Bachman

/s/ James T. Bartlett	Director	12/8/05

James T. Bartlett

/s/ James B. Griswold	Director	12/8/05

James B. Griswold

/s/ Leon J. Hendrix, Jr.	Director	12/8/05

Leon J. Hendrix, Jr.

/s/ Brian J. Jackman	Director	12/8/05

Brian J. Jackman

/s/ N. Mohan Reddy	Director	12/8/05

N. Mohan Reddy

/s/ Barbara V. Scherer	Director	12/8/05

Barbara V. Scherer

/s/ R. Elton White	Director	12/8/05

R. Elton White