Form 10-Q
period 2005-12-31
KEITHLEY INSTRUMENTS INC
filed 2006-02-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
YES ☑     NO ☐
     Indicate by check whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES☐     NO☑
     As of February 1, 2006 there were outstanding 14,338,176 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,
	2005	2004	2005
Assets
Current assets:
Cash and cash equivalents	$10,243	$17,856	$14,397
Short-term investments	43,402	32,531	40,869
Refundable income taxes	846	56	387
Accounts receivable and other, net	18,475	18,299	19,452
Inventories:
Raw materials	8,865	9,004	9,191
Work in process	1,391	1,243	847
Finished products	3,999	2,394	3,113

Total inventories	14,255	12,641	13,151
Deferred income taxes	4,085	6,648	4,444
Other current assets	2,252	2,251	1,385

Total current assets	93,558	90,282	94,085

Property, plant and equipment, at cost	48,212	48,430	46,996
Less-Accumulated depreciation	34,045	34,208	33,198

Net property, plant and equipment	14,167	14,222	13,798

Deferred income taxes	17,807	16,826	18,087
Other assets	16,125	14,635	16,394

Total assets	$141,657	$135,965	$142,364

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$214	$512	$—
Accounts payable	7,277	5,975	7,540
Accrued payroll and related expenses	4,561	6,734	5,618
Other accrued expenses	4,320	5,468	4,649
Income taxes payable	3,083	3,981	4,341

Total current liabilities	19,455	22,670	22,148

Long-term deferred compensation	3,392	3,211	3,100
Other long-term liabilities	5,066	5,290	5,140
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,315,164 at December 31, 2005, 14,092,907 at December 31, 2004 and 14,300,676 at September 30, 2005	179	176	179
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at December 31, 2005, December 31, 2004 and September 30, 2005	27	27	27
Capital in excess of stated value	30,888	27,876	30,155
Retained earnings	83,750	76,884	82,425
Accumulated other comprehensive income	168	1,089	397
Common shares held in treasury, at cost	(1,268)	(1,258)	(1,207)

Total shareholders’ equity	113,744	104,794	111,976

Total liabilities and shareholders’ equity	$141,657	$135,965	$142,364

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2005	2004
Net sales	$35,790	$35,643
Cost of goods sold	13,587	14,200
Selling, general and administrative expenses	15,003	13,586
Product development expenses	5,015	4,090

Operating income	2,185	3,767
Investment income	440	291
Interest expense	(4)	(13)

Income before income taxes	2,621	4,045
Income tax provision	695	1,254

Net income	$1,926	$2,791

Basic earnings per share	$0.12	$0.17

Diluted earnings per share	$0.12	$0.17

Cash dividends per Common Share	$.0375	$.0375

Cash dividends per Class B Common Share	$.03	$.03

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,926	$2,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	892	1,091
Non-cash stock compensation	571	—
Other non-cash items	89	192
Changes in working capital	(4,023)	(1,572)
Other operating activities	614	112

Net cash provided by operating activities	69	2,614

Cash flows from investing activities:
Payments for property, plant and equipment	(1,282)	(945)
Purchase of short-term investments	(12,015)	(4,046)
Sale of short-term investments	9,452	3,559

Net cash used in investing activities	(3,845)	(1,432)

Cash flows from financing activities:
Net increase in short term debt	214	45
Cash dividends	(601)	(593)
Proceeds from the sale of Common Shares	71	146
Other	10	1

Net cash used in financing activities	(306)	(401)

Effect of exchange rate changes on cash	(72)	624

(Decrease) increase in cash and cash equivalents	(4,154)	1,405
Cash and cash equivalents at beginning of period	14,397	16,451

Cash and cash equivalents at end of period	$10,243	$17,856

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)
A. Nature of Operations
The business of Keithley Instruments, Inc. is to design, develop, manufacture and market complex electronic test and measurement instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), radio frequency (RF) or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment. Our products are manufactured in Ohio and sold throughout the world in over 80 countries. We have subsidiaries or sales offices in 17 countries. References herein to the “Company”, “Keithley”, “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at December 31, 2005 and 2004, and for the three month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature.
The Company’s consolidated financial statements for the three month periods ended December 31, 2005 and 2004 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2005, which were included in the Annual Report on Form 10-K filed on December 14, 2005 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, depreciation, amortization and recoverability of long-lived assets, pension plan assumptions, valuation of stock-based compensation and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior year financial statements and the notes thereto to conform to the current year presentation.
C. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes the Company’s current accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and

\

Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005, and was adopted by the Company on October 1, 2005. The Company estimates that the compensation cost for fiscal 2006 will range between $2,000 and $2,500 on a pre-tax basis. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Those variables include, but are not limited to, the Company’s stock price volatility, employee stock option exercise behaviors, and expected forfeiture rate. The Company will recognize the compensation cost for the stock-based awards issued after September 30, 2005 over the requisite service period for the entire award. The Company adopted this Statement using the modified prospective application method. See Note E.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted this Statement effective October 1, 2005, and it did not have a material effect on the Company’s consolidated financial statements.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 will apply to reporting periods beginning after December 15, 2005, although earlier application is permitted. This FSP is not expected to have a significant effect on the consolidated financial statements of the Company.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months
	Ended December 31,
	2005	2004
Net income	$1,926	$2,791

Weighted average shares outstanding	16,458,522	16,225,559
Dilutive effect of stock-based awards	177,943	352,529
Assumed purchase of stock under stock purchase plan	6,251	15,102

Weighted average shares used for dilutive earnings per share	16,642,716	16,593,190

Basic earnings per share	$0.12	$0.17
Diluted earnings per share	$0.12	$0.17
E. Stock-based Compensation
Stock options
Effective October 1, 2005, the Company adopted SFAS No. 123R, which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation cost for new share-based awards, compensation cost also is recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods.

During the second and third quarters of fiscal 2005, the Company’s Board of Directors and Executive Committee of the Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options. These options, outstanding as of January 31, 2005 and August 9, 2005, had exercise prices of $17.00 or higher and $16.00 or higher, respectively. As a result of the acceleration, the Company expects to reduce stock option expense it otherwise would have been required to record under SFAS No. 123R by approximately $2,200 in fiscal 2006, $2,000 in fiscal 2007 and $900 in fiscal 2008 on a pre-tax basis.
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
Beginning in fiscal 2006, the Compensation and Human Resources Committee of the Board of Directors recommended, and the Board of Directors approved certain changes in relation to stock-based compensation. Specifically, the Company began to use performance award units and restricted award units to provide long-term compensation to key employees in addition to non-qualified stock options, which it had used in the past. On October 3, 2005, the Company granted non-qualified stock options of 165,651 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. The options have an exercise price equal to the $15.05 market value of the shares as of the October 3, 2005 grant date.
Stock option activity under the plans for the three month period ended December 31, 2005 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Number	Exercise	Contractual	(In
	of Shares	Price	Life	Thousands)
Outstanding at September 30, 2005	3,327,346	$20.03
Options granted at fair market value	165,651	15.05
Options exercised	(7,000)	10.20		$39
Options forfeited	(18,850)	20.72

Outstanding at December 31, 2005	3,467,147	$19.81	6.5 Years	$3,335

31, 2005	3,162,209	$20.33	6.3 Years	$3,285
The weighted-average fair values at date of grant for options granted during the three month periods ended December 31, 2005 and 2004 were $5.93 and $8.52, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during the three month periods ended December 31, 2005 and 2004, respectively :

	Three Months Ended December 31
	2005	2004
Expected life (years)	4.5	5.0
Risk-free interest rate	4.27%	3.62%
Volatility	45%	50%
Dividend yield	1.01%	0.75%
The Company also granted 161,950 performance award units to officers and other key employees, and 15,750 restricted award units to other employees. These awards have a fair value equal to the $15.05 market value as of the October 3, 2005 grant date. All of the awards are outstanding as of December 31, 2005 and none of them are exercisable. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one share of the Company’s Common Shares to be issued after the applicable award period. The performance award units vest over a 3-year performance period. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, based on the Company’s revenue growth relative to a defined peer group and the Company’s return on assets or return on invested capital. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement.
Prior to the adoption of SFAS No. 123R, the Company’s non-employee Directors had received annual stock option grants issued pursuant the 1997 Directors’ Stock Option Plan or the1992 Directors’ Stock Option Plan. The Company’s Board of Directors terminated these plans on December 8, 2005 and February 15, 1997, respectively. Beginning October 1, 2005, the non-employee Director annual stock option grant was replaced with an annual Common Share grant equal to $58. The Common Shares will be issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. The Board of Directors may also issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her appointment. These restricted stock grants would vest over a 3-year period. No such grants have yet been issued.
The Company recorded stock-based compensation expense of approximately $571 pre-tax, or approximately $0.02 per share after taxes, for the period. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, would be presented in the statement of cash flows as a financing cash inflow. Prior to the adoption of FAS No. 123R, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefits recognized during the first quarter of fiscal year 2006 were not material to the Company’s cash flows.
As of December 31, 2005, there was $3,603 of total pre-tax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Prior to the Company’s adoption of SFAS No. 123R, the Company elected to account for stock awards issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense was recognized in the Company’s consolidated financial statements for employee stock awards except in certain cases when stock awards were granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123”, the measurement of compensation expense was based on the fair value of employee stock options or purchase rights at the grant or right date and required the use of option pricing models to value the options.
The following table illustrates the effect on net earnings per share as if the fair value method had been applied to all outstanding awards for the three months ended December 31, 2004:

For the Three
Months Ended
Dec. 31, 2004

Net income	$2,791

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	22

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(823)

Pro forma net income	$1,990

Pro forma basic earnings per share	$0.12
Pro forma diluted earnings per share	$0.12
Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares was 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option was also available for new employees. The purchase price for the mid-year enrollees was 85 percent of the lower of the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 81,119 remained available at December 31, 2005. During fiscal year 2005, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005.
The plan subscription period that began on July 1, 2005 contains provisions that require shareholder approval at the Annual Meeting on February 11, 2006. If approved by the shareholders, the shares issued during the subscription period that began on July 1, 2005 will be issued out of the 2005 Employee Stock Purchase and Dividend Reinvestment Plan. The provisions contained in this plan include eliminating the lookback feature for determining purchase price and increasing the purchase price to 95 percent of the market price at the end of the subscription priod. These provisions, if approved by the shareholders, would eliminate the measurement of compensation expense required by SFAS No. 123R.
F. Repurchase of Common Shares
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
There have been no Common Share repurchases under the 2003 program since its inception, and there are no Common Shares remaining in treasury at December 31, 2005 or 2004, pursuant to the share purchase programs.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 141,728 and 145,968 at December 31, 2005 and 2004, respectively.
G. Financing Arrangements
On March 30, 2005, the Company amended its credit agreement to extend the term to March 31, 2008 from March 31, 2005. The agreement is a $10,000 debt facility ($0 outstanding at December 31, 2005) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% on the total amount of the commitment. The agreement may be extended annually in one-year increments beginning March 31, 2006. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($214 of short-term debt and $388 for standby letters of credit outstanding at December 31, 2005). At December 31, 2005, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,398 of which $10,000 was long-term and $4,398 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of December 31, 2005.
H. Accounting for Derivatives and Hedging Activities
In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur. The Company also had an interest rate swap instrument, which expired September 19, 2005. The estimated fair value of the swap instrument was determined through quotes from the related financial institutions.
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2005, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. Prior to its expiration, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $41 for the three month period ended December 31, 2004 for the interest rate swap.
At December 31, 2005, the Company had obligations under foreign exchange forward contracts to sell 2,175,000 Euros, 225,000 British pounds and 260,000,000 Yen at various dates through March 2006. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. At December 31, 2005, the fair market value of the foreign exchange forward contracts represented an asset to the Company of $47. At December 31, 2004, the fair market value of the foreign exchange forward contracts and the interest rate swap represented liabilities to the Company of $232 and $80, respectively.
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
I. Comprehensive Income
Comprehensive income for the three month periods ended December 31, 2005 and 2004 is as follows:

	For the Three Months
	Ended December 31,
	2005	2004

Net income	$1,926	$2,791
Unrealized losses on value of derivative securities	(66)	(44)
Net unrealized investment losses	(20)	(45)
Foreign currency translation adjustments	(143)	677

Comprehensive income	$1,697	$3,379
J. Geographic Segment Information
The Company’s business is to design, develop, manufacture and market complex electronic test and measurement instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company’s customers are engineers, technicians and scientists in manufacturing, product development and research functions within a range of industries. Although the Company’s products vary in capability, sophistication, use, size and price, they basically test, measure and analyze electrical and physical properties. The Company’s gross margins, customers, production processes and distribution methods are similar for all its products. Accordingly, the Company reports a single Test and Measurement segment. The Company’s net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months
	Ended December 31,
	2005	2004

Net sales:
Americas	$11,924	$11,759
Europe	11,358	11,413
Asia	12,508	12,471

	$35,790	$35,643
Net sales in the Americas include $10,867 and $11,130 for the United States for the first quarter of fiscal year 2006 and 2005, respectively. Europe net sales include $4,137 and $3,672 for Germany for the first quarter of fiscal year 2006 and 2005, respectively. Asia net sales include $4,335 and $4,955 for Japan for the first quarter of fiscal year 2006 and 2005, respectively.

	At December 31,		At September 30,
	2005	2004	2005

Long-lived assets:
United States	$24,698	$22,703	$24,408
Germany	4,617	4,993	4,720
Other	977	1,161	1,064

	$30,292	$28,857	$30,192
K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $701 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending December 31, 2005 and 2004.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three month periods ending December 31, 2005 and 2004 is as follows:

	For the Three Months
	Ended December 31,
	2005	2004

Balance, beginning of period	$1,084	$1,459

Accruals for warranties issued during the period	256	586
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(51)	(202)
Settlements made (in cash or in kind) during the period	(326)	(425)

Balance, end of period	$963	$1,418
L. Pension Benefits
The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost for the three month periods ending December 31, 2005 and 2004 is shown below:

	United States Plan		Non-U.S. Plan
	Three Months		Three Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Service cost-benefits earned during the period	$410	$319	$52	$46
Interest cost on projected benefit obligation	500	465	66	72
Expected return on plan assets	(723)	(670)	(19)	(20)
Net loss recognition	110	—	—	—
Amortization of transition asset	(3)	(11)	1	6
Amortization of prior service cost	45	44	5	1

Net periodic pension cost	$339	$147	$105	$105
The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three month periods ended December 31, 2005 and 2004.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including conditions of the electronics industry, general economic conditions, trends and uncertainties, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, future effective tax rate, new product introductions, or cost reduction efforts. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Quarterly Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.
Overview
Our business is to design, develop, manufacture and market complex electronic test and measurement instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter fiscal 2006, approximately 30 percent of our orders were received from the semiconductor industry; approximately 20 percent came from research and education customers; approximately 15 percent came from the wireless communications customer group and approximately 30 percent came from the electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry and electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. During fiscal year 2004, we saw an improvement in business conditions within certain segments of the electronics industry. Throughout fiscal year 2005 and into the first quarter of fiscal year 2006, business conditions were relatively stable within the segments of the electronics industry that we serve. However, we continue to believe that our ability to achieve a higher level of sales in the future will be driven by our customers’ spending patterns as they invest in capacity or to upgrade their lines for their new product offers, as well as our ability to gain market share through the introduction of new products.
During the past several years our focus has been on building long-term relationships and strong, collaborative partnerships with our global customers for serving their measurement needs. Our ability to serve our customers has been aided greatly by deploying our own sales and support employees throughout the Americas, Europe and Asia, as opposed to relying on a contract sales force. During the first quarter of fiscal year 2006, we announced that we have further expanded our presence in Southeast Asia with an office expansion in Singapore and the opening of two new offices in Malaysia. We believe that we can improve our effectiveness in selling to and serving large, multi-national organizations by building upon the direct sales and service organization we have deployed. This will allow us to expand our sales volume while leveraging our fixed sales costs. While we expect that selling through our own sales force will be favorable to earnings during times of strong sales, we expect it to be unfavorable during times of depressed sales because a greater portion of our selling costs are now fixed.
We continue to believe that both the semiconductor and wireless areas are the center of change within the electronics industry. These technology changes create many opportunities for us, and the success we have experienced serving applications for our customers makes these opportunities even more compelling. We believe new products will drive our future growth. Toward that end, we have increased our investment in product development activities in fiscal year 2006 to expand our product offering and accelerate the introduction of new products. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. Additionally, advances in technology require us to enhance our parametric test platform to respond to our customers’ changing needs. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers. We expect that pursuing these initiatives simultaneously will allow us to provide a stronger, broader, and more complete product offering for our customers. We expect that product development expenses will increase approximately 15 to 20 percent in the second quarter of fiscal 2006 as compared to the first quarter’s expenses.
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies”. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.
Stock compensation plans:
With the adoption of SFAS No. 123R on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use a weighted-average expected stock-price volatility assumption that is a combination of both observed historical volatility of Keithley’s stock price and the volatility implied in the prices of recent exchange-traded options based on Keithley’s stock. For stock options granted during the first quarter of fiscal year 2006, we used an expected volatility factor of 45%. With regard to the weighted-average expected option life assumption, we consider the exercise behavior of past grants to model expected future patterns. Patterns are determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock options granted during the first quarter of fiscal year 2006, we used a weighted-average expected option life assumption of 4.5 years. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We used an 8% forfeiture rate for all options currently subject to expense based upon our past history of actual forfeitures. We believe that the critical estimates described above are based on outcomes that are reasonably likely to occur.
Other critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2005 annual report on Form 10-K filed on December 14, 2005, and include use of estimates, revenue recognition, inventories, income taxes and pension plan.

Results of Operations
First Quarter Fiscal 2006 Compared with First Quarter Fiscal 2005
Net sales of $35,790 for the first quarter of fiscal 2006 were flat as compared to the prior year’s first quarter sales of $35,643. A stronger U.S. dollar caused approximately a three percentage point decrease in sales compared to the prior year, resulting in flat sales. Geographically, sales were up less than two percent in the Americas, up less than one percent in Asia, and down less than one percent in Europe. Sequentially, sales increased two percent from the fourth quarter of fiscal year 2005.
Orders of $33,796 for the first quarter of fiscal 2006 decreased three percent from last year’s orders of $34,943. Geographically, orders decreased nine percent in the Americas, decreased 15 percent in Asia, and increased 19 percent in Europe. Compared to the prior year’s quarter, orders from the Company’s semiconductor customers decreased approximately 25 percent, orders from wireless communications customers increased approximately 60 percent from a very weak first quarter last year, orders from precision electronic component/subassembly manufacturers increased approximately five percent, and research and education customer orders decreased approximately five percent compared to the prior year’s quarter. Order backlog decreased $1,535 during the quarter to $16,796 at December 31, 2005. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales decreased to 38.0 percent from 39.8 percent in the prior year’s first quarter, a 1.8 percentage point improvement. The improvement was due primarily to favorable product mix and efficiency improvements, partially offset by the effect of an eight percent stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was a 0.6 percentage point decrease in the first quarter of fiscal 2006, as compared to a 0.5 percentage point increase in the same period last year.
Selling, general and administrative expenses of $15,003, or 41.9 percent of net sales, increased $1,417, or 10.4 percent, from $13,586, or 38.1 percent of net sales, in last year’s first quarter. The increase was primarily due to approximately $474 of higher stock-based compensation expense, approximately $261 higher costs for our new Southeast Asia sales offices, approximately $190 in higher audit related costs, and approximately $167 in higher external sales commissions due to geographic mix.
Product development expenses for the quarter were $5,015, or 14.0 percent of net sales, up $925, or 22.6 percent, from last year’s $4,090, or 11.5 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products. Additionally, we recorded approximately $69 for stock-based compensation expense during the quarter.
The Company reported operating income for the first quarter of fiscal 2006 of $2,185 as compared to $3,767 for the prior year’s quarter. Slightly higher sales and better gross margins, were more than offset by higher operating costs, including approximately $571 in stock-based compensation expense.
Investment income was $440 for the quarter compared to $291 in last year’s first quarter. Higher average cash and short-term investment balances as well as higher interest rates accounted for the increase. The Company recorded interest expense for the quarter of $4 compared to $13 in the prior year.
The Company recorded income taxes at a 26.5 percent rate and a 31.0 percent rate for the first quarter of fiscal 2006 and 2005, respectively. The rate in 2006 was lower than the statutory rate due to higher research and developments credits resulting from increased R&D expenses, an adjustment in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes. The rate in 2005 was lower than the statutory rate due to extraterritorial income exclusion benefits and research and development credits.
The Company reported net income of $1,926, or $0.12 per diluted share, compared to $2,791, or $0.17 per diluted share, in last year’s first quarter. Improved gross margins were more than offset by higher operating expenses, as described above. Additionally, we recorded approximately $377 after taxes, or $0.02 per share, for stock-based compensation in the first quarter of fiscal year 2006.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31, 2005 and September 30, 2005:

	Dec. 31, 2005	Sept. 30, 2005

Current assets:
Cash and cash equivalents	$10,243	$14,397
Short-term investments	43,402	40,869
Refundable income taxes	846	387
Accounts receivable and other, net	18,475	19,452
Total inventories	14,255	13,151
Deferred income taxes	4,085	4,444
Other current assets	2,252	1,385

Total current assets	93,558	94,085

Current liabilities:
Short-term debt	214	0
Accounts payable	7,277	7,540
Accrued payroll and related expenses	4,561	5,618
Other accrued expenses	4,320	4,649
Income taxes payable	3,083	4,341

Total current liabilities	19,455	22,148

Working capital	$74,103	$71,937

Working capital increased during the quarter by $2,166. Current assets decreased during the quarter by $527. Increases in short-term investments and inventories were more than offset by decreases in cash and accounts receivable. The increase in inventories is primarily due to the timing of shipments of certain products scheduled for customer delivery in our second fiscal quarter, our concerted effort to shorten lead-times for certain of our higher volume products, and adding inventory in preparation for building our new RF products. Inventory turns were 3.9 at December 31, 2005 as compared to 4.4 at September 30, 2005. Accounts receivable decreased primarily due to lower sales during the December quarter as compared to the September quarter. Days sales outstanding were 47 at December 31, 2005 versus 46 at September 30, 2005. Current liabilities decreased $2,693 during the quarter primarily due to the cash payment of fiscal 2005 annual incentive compensation during the first quarter of 2006, as well as tax payments made primarily in Germany and the United States. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2005	2004
Cash provided by (used in):

Operating activities	$69	$2,614
Investing activities	(3,845)	(1,432)
Financing activities	(306)	(401)
Operating activities. Cash provided by operating activities of $69 for the first quarter of fiscal year 2006 decreased $2,545 as compared with the same period last year due to unfavorable changes in working capital. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash used in investing activities of $3,845 increased $2,413 as compared with the same period last year. Capital spending was higher primarily due to increased product development activities to expand our product offering and accelerate the introduction of new products. Additionally, we purchased short-term investments of $12,015 during the first quarter of fiscal year 2006 versus $4,046 last year, while sales of short-term investments generated $9,452 in cash in 2006’s first quarter as compared to $3,559 last year. Short-term investments totaled $43,402 at December 31, 2005 as compared to $32,531 at the same time last year.
Financing activities. Cash used in financing activities was $306 in the first quarter of fiscal year 2006 as compared to $401 last year. The Company paid dividends to shareholders during the quarter of $601 as compared to $593 last year. Dividends were paid at the same rate; however, there were more shares outstanding on the dividend record date in 2006 as compared to 2005. We borrowed $214 during the quarter in short-term debt versus $45 in the prior year’s quarter. Short-term debt at December 31, 2005 totaled $214 versus $512 at December 31, 2004. We did not repurchase any of our Common Shares during the first quarter of fiscal year 2006 or 2005. See Note F. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as nonemployees, would be presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefits recognized during the first quarter of fiscal year 2006 were not material to the Company’s cash flows.
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At December 31, 2005, we had available unused lines of credit with domestic and foreign banks aggregating $14,398, of which $10,000 is long-term and $4,398 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
We continue to believe that new products will drive our growth, and have increased our investment in product development activities to expand our product offering and accelerate the development of new products. We expect product development spending in the second quarter of fiscal 2006 to be higher than the first quarter’s spending as we build a stronger, broader, and more complete product offering for our customers.
Based upon current expectations, the Company is estimating sales for the second quarter of fiscal 2006, which will end March 31, 2006, to range between $35,000 and $39,000. Pre-tax earnings are expected to be in the single digits as a percentage of net sales.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes the Company’s current accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005, and was adopted by the Company on October 1, 2005. The Company estimates that the compensation cost for fiscal 2006 will range between $2,000 and $2,500 on a pre-tax basis. The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. Those variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company will recognize the compensation cost for the stock-based awards issued after September 30, 2005 over the requisite service period for the entire award. The Company adopted this Statement using the modified prospective application method. See Note E.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company adopted this Statement effective October 1, 2005, and it did not have a material effect on the Company’s consolidated financial statements.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 will apply to reporting periods beginning after December 15, 2005, although earlier application is permitted. This FSP is not expected to have a significant effect on the consolidated financial statements of the Company.
Factors That May Affect Future Results
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. In addition, our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future.
If we fail to appropriately manage our cost structure to reallocate resources to areas that will provide the best long-term benefits to our customers and shareholders, our results will be adversely affected. For instance, we may not be able to reduce our manufacturing costs, while increasing our product development investments to expand our product offering and accelerate the development of new products, and we may experience unfavorable shifts in product mix or reductions in demand for a product that limits our ability to spread manufacturing costs over high sales volume.
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
We currently have subsidiaries or sales offices located in 17 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during the first quarter of fiscal 2006. Our future results could be adversely affected by several factors relating to our international sales operations, including changes in foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

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
We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2006 could change from what is currently anticipated due to changes in tax laws of various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At December 31, 2005, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
Throughout fiscal 2004, 2005 and into fiscal 2006, we have continued our implementation of Enterprise Resource Planning and Customer Relationship Management systems. Our results could be adversely affected if we are unable to further implement systems without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The Company made no share repurchases during the first quarter of fiscal 2006 or 2005. See Notes to Condensed Consolidated Financial Statements Note F.
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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: February 9, 2006	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2006	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)