Form 10-Q/A
period 2005-12-31
KEITHLEY INSTRUMENTS INC
filed 2006-03-10
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 to our quarter Report on Form 10-Q/A amends our certifications filed as Exhibits 31(a) and 31(b) by Joseph P. Keithley and Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a) for the quarterly period ended December 31, 2005, originally filed on February 9, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to include the language underlined in the text below, which was inadvertently omitted from the Original Filing:
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
This Amendment No. 1 does not affect any other information contained in the Original Filing.
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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: March 10, 2006	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2006	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

2