Form 10-Q
period 2006-03-31
KEITHLEY INSTRUMENTS INC
filed 2006-05-10
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
YES ☐           NO ☑
     As of May 4, 2006 there were outstanding 14,379,206 Common Shares, without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	MARCH 31,		SEPTEMBER 30,
	2006	2005	2005
Assets
Current assets:
Cash and cash equivalents	$9,029	$16,093	$14,397
Short-term investments	45,755	35,802	40,869
Refundable income taxes	122	57	387
Accounts receivable and other, net	23,768	20,482	19,452
Inventories:
Raw materials	9,111	9,738	9,191
Work in process	2,331	1,546	847
Finished products	2,988	2,981	3,113

Total inventories	14,430	14,265	13,151
Deferred income taxes	4,195	5,409	4,444
Other current assets	1,553	2,718	1,385

Total current assets	98,852	94,826	94,085

Property, plant and equipment, at cost	48,812	48,237	46,996
Less-Accumulated depreciation	34,598	34,297	33,198

Net property, plant and equipment	14,214	13,940	13,798

Deferred income taxes	17,158	17,316	18,087
Other assets	15,847	14,128	16,394

Total assets	$146,071	$140,210	$142,364

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$255	$226	$—
Accounts payable	8,524	7,707	7,540
Accrued payroll and related expenses	5,406	5,996	5,618
Other accrued expenses	4,144	5,595	4,649
Income taxes payable	2,926	3,749	4,341

Total current liabilities	21,255	23,273	22,148

Long-term deferred compensation	3,380	2,916	3,100
Other long-term liabilities	5,256	5,026	5,140
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,359,309 at March 31, 2006, 14,210,785 at March 31, 2005 and 14,300,676 at September 30, 2005	179	177	179
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at March 31, 2006, March 31, 2005 and September 30, 2005	27	27	27
Capital in excess of stated value	31,758	29,603	30,155
Retained earnings	85,244	79,501	82,425
Accumulated other comprehensive income	253	796	397
Common shares held in treasury, at cost	(1,281)	(1,109)	(1,207)

Total shareholders’ equity	116,180	108,995	111,976

Total liabilities and shareholders’ equity	$146,071	$140,210	$142,364

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales	$39,679	$37,663	$75,469	$73,306

Cost of goods sold	15,464	14,581	29,051	28,781

Selling, general and administrative expenses	15,706	14,578	30,709	28,164

Product development expenses	5,971	4,159	10,986	8,249

Operating income	2,538	4,345	4,723	8,112

Investment income	472	340	912	631

Interest expense	(2)	(26)	(6)	(39)

Income before income taxes	3,008	4,659	5,629	8,704

Income tax provision	910	1,444	1,605	2,698

Net income	$2,098	$3,215	$4,024	$6,006

Basic earnings per share	$0.13	$0.20	$0.24	$0.37

Diluted earnings per share	$0.13	$0.19	$0.24	$0.36

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Six Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,024	$6,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,856	2,039
Stock-based compensation	1,168	—
Other items not effecting outlay of cash	273	(141)
Changes in working capital	(6,440)	(3,462)
Other operating activities	1,666	(8)

Net cash provided by operating activities	2,547	4,434

Cash flows from investing activities:
Payments for property, plant and equipment	(2,329)	(1,667)
Purchase of short-term investments	(24,903)	(11,100)
Sale of short-term investments	19,959	7,161

Net cash used in investing activities	(7,273)	(5,606)

Cash flows from financing activities:
Net increase (decrease) in short term debt	255	(234)
Cash dividends	(1,204)	(1,190)
Proceeds from stock purchase and option plans	230	1,879
Excess tax benefits from stock-based compensation arrangements	70	—

Net cash (used in) provided by financing activities	(649)	455

Effect of exchange rate changes on cash	7	359

Decrease in cash and cash equivalents	(5,368)	(358)
Cash and cash equivalents at beginning of period	14,397	16,451

Cash and cash equivalents at end of period	$9,029	$16,093

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for per-share data)
A. Nature of Operations
The business of Keithley Instruments, Inc. is to design, develop, manufacture and market complex electronic test and measurement instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), pulse, radio frequency (RF) or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment. Our products are manufactured in Ohio and sold throughout the world in over 80 countries. We have subsidiaries or sales offices in 17 countries. References herein to the “Company”, “Keithley”, “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at March 31, 2006 and 2005, and for the three and six month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The September 30, 2005 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and six month periods ended March 31, 2006 and 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2005, which were included in the Annual Report on Form 10-K filed on December 14, 2005 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
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
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 began to apply to reporting periods beginning after December 15, 2005. This FSP did not have a material effect on the Company’s consolidated financial statements.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net income	$2,098	$3,215	$4,024	$6,006

Weighted averages shares outstanding	16,492,492	16,326,180	16,476,913	16,280,507
Dilutive effect of stock awards	193,835	274,238	199,509	315,265
Assumed purchase of stock under stock purchase plan	1,639	26,317	1,727	31,406

Weighted average shares used for dilutive earnings per share	16,687,966	16,626,735	16,678,149	16,627,178

Basic earnings per share	$0.13	$0.20	$0.24	$0.37
Diluted earnings per share	$0.13	$0.19	$0.24	$0.36

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
Beginning in fiscal 2006, the Compensation and Human Resources Committee of the Board of Directors recommended, and the Board of Directors approved certain changes in relation to stock-based compensation. Specifically, the Company began to use performance award units and restricted award units to provide long-term compensation to key employees in addition to non-qualified stock options, which it had used in the past. On October 3, 2005, the Company granted non-qualified stock options of 165,651 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent after each of years three and four. The options have an exercise price equal to the $15.05 market value of the shares as of the October 3, 2005 grant date.
Stock option activity under the plans for the six month period ended March 31, 2006 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Number	Exercise	Contractual	(In
	of Shares	Price	Life	Thousands)
Outstanding at September 30, 2005	3,327,346	$20.03
Options granted at fair market value	165,651	15.05
Options exercised	(37,550)	6.13		$336
Options forfeited	(75,400)	38.77

Outstanding at March 31, 2006	3,380,047	$19.53	6.3 Years	$4,325

Exercisable at March 31, 2006	3,076,109	$20.03	6.1 Years	$4,038

The weighted-average fair values at date of grant for options granted during the six month periods ended March 31, 2006 and 2005 were $5.93 and $4.67, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during the six month periods ended March 31, 2006 and 2005, respectively:

	Six Months Ended March 31
	2006	2005
Expected life (years)	4.5	2.5
Risk-free interest rate	4.27%	3.34%
Volatility	45%	44%
Dividend yield	1.01%	0.88%
The Company also granted 163,725 performance award units to officers and other key employees, and 16,175 restricted award units to other employees during the first half of fiscal 2006. The weighted average fair value of these awards is $15.05, which represents the fair value of the Company’s Common Shares on the awards grant dates. All the awards are outstanding as of March 31, 2006 and none of them are exercisable. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one share of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, based on the Company’s revenue growth relative to a defined peer group and the Company’s return on assets or return on invested capital. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards generally will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement; however, in some instances may vest earlier depending upon the recipients planned retirement date.
Prior to the adoption of SFAS No. 123R, the Company’s non-employee Directors had received annual stock option grants issued pursuant the 1997 Directors’ Stock Option Plan or the1992 Directors’ Stock Option Plan. The Company’s Board of Directors terminated these plans on December 8, 2005 and February 15, 1997, respectively. Beginning October 1, 2005, the non-employee Director annual stock option grant was replaced with an annual Common Share grant equal to $58. The Common Shares will be issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. The Board of Directors may also issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her appointment. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share.
The Company recorded stock-based compensation expense of approximately $597 and $1,168 pre-tax, or approximately $0.02 and $0.05 per share after taxes, for the three and six month periods ended March 31, 2006, respectively. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, would be presented in the statement of cash flows as a financing cash inflow. Prior to the adoption of FAS No. 123R, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during the first half of fiscal year 2006 was approximately $70.
As of March 31, 2006, there was $3,175 of total pre-tax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares was 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option was also available for new employees. The purchase price for the mid-year enrollees was 85 percent of the lower of the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 81,119 remained available at March 31, 2006. During fiscal year 2005, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005.
On February 11, 2006, the Company’s shareholders approved the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, the “2005 Plan”. The provisions contained in the 2005 Plan are similar to those of the 1993 Employee Stock Purchase and Dividend Reinvestment Plan; however, the lookback feature for determining purchase price has been eliminated and the purchase price will be equal to 95 percent of the market price at the end of the subscription priod. The 2005 Plan subscription period that began on July 1, 2005 will end on June 30, 2006. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which all remained available at March 31, 2006. The provisions contained in the 2005 Plan eliminated the measurement of compensation expense required by SFAS No. 123R.
Pro forma disclosure
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
The following table illustrates the effect on net earnings per share as if the fair value method had been applied to all outstanding awards for the three and six months ended March 31, 2005:

	Three Months Ended	Six Months Ended
	March 31 2005	March 31, 2005
Net income	$3,215	$6,006

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(28)	(6)

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,524)	(4,347)

Pro form net (loss) income	$(337)	$1,653

Pro form basic (loss) earnings per share	$(0.02)	$0.10
Pro forma diluted (loss) earnings per share	$(0.02)	$0.10

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
There have been no Common Share repurchases under the 2003 program since its inception, and there are no Common Shares remaining in treasury at March 31, 2006 or 2005, pursuant to the share purchase programs.
Also, included in the “Common shares held in treasury, at cost” caption of the Condensed Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 136,844 and 132,008 at March 31, 2006 and 2005, respectively.
G. Financing Arrangements
On March 29, 2006, the Company extended the term of its credit agreement to March 31, 2009 from March 31, 2008. The agreement is a $10,000 debt facility ($0 outstanding at March 31, 2006) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% on the total amount of the commitment. The agreement may be extended annually in one-year increments. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($255 of short-term debt and $386 for standby letters of credit outstanding at March 31, 2006). At March 31, 2006, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,359 of which $10,000 was long-term and $4,359 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of March 31, 2006.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2006, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. Prior to its expiration, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $32 and $72 for the three and six month periods ended March 31, 2005 for the interest rate swap, respectively.
At March 31, 2006, the Company had obligations under foreign exchange forward contracts to sell 2,350,000 Euros, 225,000 British pounds and 250,000,000 Yen at various dates through June 2006. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets. At March 31, 2006, the fair market value of the foreign exchange forward contracts represented an asset to the Company of $1. At March 31, 2005, the fair market value of the foreign exchange forward contracts represented an asset to the Company of $97, and the interest rate swap represented a liability to the Company of $48.
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
I. Comprehensive Income
Comprehensive income for the three and six month periods ended March 31, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net income	$2,098	$3,215	$4,024	$6,006

Unrealized gains (losses) on value of derivative securities, net of tax	1	97	(65)	53
Net unrealized investment losses, net of tax	(19)	(117)	(39)	(162)
Foreign currency translation adjustments	103	(273)	(40)	404

Comprehensive income	$2,183	$2,922	$3,880	$6,301

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Net sales:
Americas	$12,568	$10,009	$24,492	$21,768
Europe	13,251	10,340	24,609	21,753
Asia	13,860	17,314	26,368	29,785

	$39,679	$37,663	$75,469	$73,306

Net sales in the Americas include $11,038 and $9,407 for the United States for the second quarter of fiscal year 2006 and 2005, respectively, and $21,906 and $20,537 for the first six months of fiscal year 2006 and 2005, respectively. Europe net sales include $4,683 and $3,216 for Germany for the second quarter of fiscal year 2006 and 2005, respectively, and $8,820 and $6,888 for the first six months of fiscal year 2006 and 2005, respectively. Asia net sales include $4,554 and $5,022 for Japan for the second quarter of fiscal year 2006 and 2005, respectively, and $8,890 and $9,977 for the first six months of fiscal year 2006 and 2005, respectively. Asia net sales also include $7,000 and $8,907 for Korea for the second quarter and first six months of fiscal year 2005, respectively. Net sales to Korea were not material for the fiscal year 2006 periods.

	At March 31,		At September30,
	2006	2005	2005
Long-lived assets:
Americas	$24,447	$22,286	$24,408
Germany	4,697	4,743	4,720
Other	917	1,039	1,064

	$30,061	$28,068	$30,192

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $657 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and six month periods ending March 31, 2006 and 2005.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Beginning balance	$963	$1,418	$1,084	$1,459
Accruals for warranties issued during the period	402	439	658	1,025
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(104)	(72)	(155)	(274)
Settlements made (in cash or in kind) during the period	(351)	(453)	(677)	(878)

Balance at March 31	$910	$1,332	$910	$1,332

L. Pension Benefits
The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost for the three and six month periods ending March 31, 2006 and 2005 is shown below:

	United States Plan		Non U.S. Plan
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Service costs-benefits earned during the period	$411	$318	$52	$41
Interest cost on projected benefit obligation	500	465	67	78
Expected return on plan assets	(722)	(670)	(20)	(21)
Net loss recognition	109	—	—	—
Amortization of transition asset	(2)	(11)	6	6
Amortization of prior service cost	44	45	1	2

Net periodic benefit cost	$340	$147	$106	$106

	United States Plan		Non U.S. Plan
	For the Six Months		For the Six Months
	Ended March 31,		Ended March 31,
	2006	2005	2006	2005
Service costs-benefits earned during the period	$821	$637	$104	$93
Interest cost on projected benefit obligation	1,000	930	133	144
Expected return on plan assets	(1,445)	(1,340)	(39)	(40)
Net loss recognition	219	—	—	—
Amortization of transition asset	(5)	(22)	11	11
Amortization of prior service cost	89	89	2	3

Net periodic benefit cost	$679	$294	$211	$211

The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three and six month periods ended March 31, 2006 and 2005.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements generally include words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, and new product introductions. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Quarterly Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.

Overview
Our business is to design, develop, manufacture and market complex electronic test and measurement instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), pulse, radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first six months fiscal 2006, approximately one-third of our orders were received from the semiconductor industry; approximately 20 percent came from research and education customers; approximately 15 percent came from the wireless communications customer group and approximately 30 percent came from the precision electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry and electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. During fiscal year 2004, we saw an improvement in business conditions. Throughout fiscal year 2005, business conditions within certain segments of the electronics industry were relatively stable, and we have noted improved conditions during the first half of 2006 within the segments of the electronics industry that we serve. We continue to believe that our ability to achieve a higher level of sales in the future will be driven by our customers’ spending patterns as they invest in capacity or to upgrade their lines for their new product offers, as well as our ability to gain market share through the introduction of new products.
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
We continue to believe that both the semiconductor and wireless areas are the center of change within the electronics industry. These technology changes create many opportunities for us, and the success we have experienced serving applications for our customers makes these opportunities even more compelling. We believe new products will drive our future growth. Toward that end, we have increased our investment in product development activities in fiscal year 2006 to expand our product offering and accelerate the introduction of new products. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. Additionally, advances in technology require us to enhance our parametric test platform to respond to our customers’ changing needs. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers. We expect that pursuing these initiatives simultaneously will allow us to provide a stronger, broader, and more complete product offering for our customers. Product development expenses increased 19 percent during the second quarter of fiscal year 2006 as compared to the first quarter, and we expect them to increase somewhat in the third quarter of fiscal 2006 as compared to the second quarter’s expenses.
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

Stock compensation plans
With the adoption of SFAS No. 123R on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use a weighted-average expected stock-price volatility assumption that is a combination of both observed historical volatility of Keithley’s stock price and the volatility implied in the prices of recent exchange-traded options based on Keithley’s stock. For stock options granted during the first quarter of fiscal year 2006, we used an expected volatility factor of 45%. With regard to the weighted-average expected option life assumption, we consider the exercise behavior of past grants to model expected future patterns. Patterns are determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock options granted during the first quarter of fiscal year 2006, we used a weighted-average expected option life assumption of 4.5 years. There were no stock options granted during the second year of fiscal year 2006. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We used an 8% forfeiture rate for all options currently subject to expense based upon our past history of actual forfeitures. We believe that the critical estimates described above are based on outcomes that are reasonably likely to occur.
Other critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2005 annual report on Form 10-K filed on December 14, 2005, and include use of estimates, revenue recognition, inventories, income taxes and pension plan.
Results of Operations
Second Quarter Fiscal 2006 Compared with Second Quarter Fiscal 2005
Net sales of $39,679 for the second quarter of fiscal 2006 increased five percent as compared to the prior year’s second quarter sales of $37,663. The effect of a stronger U.S. dollar negatively impacted sales growth by approximately three percentage points. Geographically, sales were up 26 percent in the Americas, up 28 percent in Europe, and down 20 percent in Asia. On a sequential basis, sales increased 11 percent from the first quarter of fiscal year 2006.
Orders of $40,631 for the second quarter increased 14 percent compared to last year’s orders of $35,759. Geographically, orders increased 77 percent in the Americas, increased 23 percent in Europe, and decreased 25 percent in Asia when compared to the prior year. The increase in the Americas and Europe was primarily semiconductor related. During the second quarter of fiscal 2005, the Company received large orders from an Asian wireless customer and a Korean semiconductor manufacturer, which accounted for the decrease in Asian orders in fiscal 2006. Orders from the Company’s semiconductor customers increased approximately 40 percent, orders from wireless communications customers decreased approximately 50 percent, orders from precision electronic component/subassembly manufacturers increased approximately 50 percent, and research and education customer orders increased approximately 10 percent compared to the prior year’s quarter. Sequentially, orders increased 20 percent from the first quarter of fiscal 2006, primarily due to higher semiconductor customer orders. Order backlog increased $780 during the quarter to $17,576 as of March 31, 2006. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased slightly to 39.0 percent from 38.7 percent in the prior year’s second quarter. The increase was due primarily to a nine percent stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the second quarter of fiscal 2006 or fiscal 2005.

Selling, general and administrative expenses of $15,706, or 39.6 percent of net sales, increased $1,128, or eight percent, from $14,578, or 38.7 percent of net sales, in last year’s second quarter. The increase was primarily due to approximately $497 of higher stock-based compensation expense, and approximately $248 higher costs for our new Southeast Asia sales offices.
Product development expenses for the quarter were $5,971, or 15.0 percent of net sales, up $1,812, or 44 percent, from last year’s $4,159, or 11.1 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products. Additionally, we recorded approximately $71 for stock-based compensation expense during the quarter.
The Company reported operating income for the second quarter of fiscal 2006 of $2,538 as compared to $4,345 for the prior year’s quarter. Higher sales were more than offset by higher operating costs, including approximately $597 in stock-based compensation expense.
Investment income was $472 for the quarter compared to $340 in last year’s second quarter. Higher average cash and short-term investment balances, as well as higher interest rates accounted for the increase. The Company recorded interest expense for the quarter of $2 compared to $26 in the prior year.
The Company recorded income taxes at a 30.3 percent rate and a 31.0 percent rate for the second quarter of fiscal 2006 and 2005, respectively. The rate in 2006 was lower than the statutory rate due to an adjustment in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes. The rate in 2005 was lower than the statutory rate due to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits. Additionally, the rate for the second quarter of fiscal 2006 increased from 26.5 percent recorded for the first quarter as a result of the expiration of the tax law on December 31, 2005 with regard to research and development credits.
The Company reported net income of $2,098, or $0.13 per diluted share, compared to $3,215, or $0.19 per diluted share, in last year’s second quarter. Higher sales were more than offset by higher operating expenses, as described above. Additionally, we recorded approximately $396 after taxes, or $0.02 per share, for stock-based compensation in the second quarter of fiscal year 2006.
Six Months Ended March 31, 2006 Compared with Six Months Ended March 31, 2005
Net sales of $75,469 for the six months ended March 31, 2006 increased three percent from $73,306 reported for the six month period last year. The effect of an eight percent stronger U.S. dollar negatively impacted sales growth by approximately three percentage points. Geographically, net sales were up 13 percent in the Americas, up 13 percent in Europe, and down 11 percent in Asia.
Orders of $74,427 for the six months ending March 31, 2006 increased five percent from $70,672 last year. Geographically, orders increased 27 percent in the Americas, increased 21 percent in Europe, and decreased 21 percent in Asia. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first six months of fiscal 2006 orders by major industry group.
Cost of goods sold as a percentage of net sales decreased to 38.5 percent from 39.3 percent for the six month period last year. The decrease was due primarily to more favorable product and customer mix, offset somewhat by the stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars are affected by currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was not material in either period.
Selling, general and administrative expenses of $30,709, or 40.7 percent of net sales, increased nine percent from $28,164, or 38.4 percent of net sales, in the same period last year. The increase was primarily due to approximately $973 of higher stock-based compensation expense, and approximately $548 higher costs for our new Southeast Asia sales offices.

Product development expenses for the first six months of fiscal 2006 of $10,986, or 14.5 percent of sales, were up $2,737, or 33 percent, from $8,249, or 11.2 percent of net sales, for the same period last year. The increase was primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products. Additionally, we recorded approximately $140 for stock-based compensation expense during the 2006 six-month period.
Investment income during the first six months of fiscal 2006 was $912 versus $631 for the same period in the prior year. Higher average cash and short-term investment balances and higher interest rates accounted for the increase. The Company recorded interest expense of $6 in the first six months of fiscal 2006 compared to $39 for the same period in the prior year.
The Company recorded a tax provision at a 28.5 percent rate for the first half of fiscal 2006 and 31.0 percent for the first half of fiscal 2005. The rate in 2006 was lower than the statutory rate due to adjustments in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes. The rate in fiscal 2005 is lower than the statutory rate due mainly to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits.
Net income for the first six months of fiscal 2006 was $4,024, or $0.24 per diluted shares, including approximately $773 after taxes, or $0.05 per share, for stock-based compensation expenses. Net income for the first six months of fiscal year 2005 was $6,006, or $0.36 per diluted share.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31, 2005 and September 30, 2005:

	March 31, 2006	Sept. 30, 2005
Current assets:
Cash and cash equivalents	$9,029	$14,397
Short-term investments	45,755	40,869
Refundable income taxes	122	387
Accounts receivable and other, net	23,768	19,452
Total inventories	14,430	13,151
Deferred income taxes	4,195	4,444
Other current assets	1,553	1,385

Total current assets	98,852	94,085

Current liabilities:
Short-term debt	255	0
Accounts payable	8,524	7,540
Accrued payroll and related expenses	5,406	5,618
Other accrued expenses	4,144	4,649
Income taxes payable	2,926	4,341

Total current liabilities	21,255	22,148

Working capital	$77,597	$71,937

Working capital increased during the first six months of fiscal 2006 by $5,660. Current assets increased during the period by $4,767. The increase in short-term investments is offset by the decrease in cash and cash equivalents. We have been converting excess cash to short-term investments to take advantage of higher interest rate yields. Accounts receivable and other increased $4,316 during the period primarily due to higher sales during the March quarter. Days sales outstanding were 47 at March 31, 2006 versus 46 at September 30, 2005. Inventories increased $1,279 primarily due to the timing of shipments of certain products scheduled for customer delivery in our third fiscal quarter, adding inventory in preparation for building our new RF products, and increased inventory to support our higher order levels. Inventory turns were 4.4 at both March 31, 2006 and September 30, 2005. Current liabilities decreased $893 during the period mainly due to tax payments made primarily in Germany and the United States.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended March 31
	2006	2005
Cash provided by (used in):

Operating activities	$2,547	$4,434
Investing activities	(7,273)	(5,606)
Financing activities	(649)	455
Operating activities. Cash provided by operating activities of $2,547 for the first six months of fiscal year 2006 decreased $1,887 as compared with the same period last year. The decrease was primarily due to cash used for accounts receivable in 2006, partially offset by a lower use of cash for accrued payroll in 2006 than 2005, as well as lower net income in the first six months of 2006 compared to 2005. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash used in investing activities of $7,273 increased $1,667 as compared with the same period last year. We purchased short-term investments of $24,903 during the first half of fiscal year 2006 versus $11,100 last year, while sales of short-term investments generated $19,959 in cash in 2006’s first half as compared to $7,161 last year. Short-term investments totaled $45,755 at March 31, 2006 as compared to $35,802 at the same time last year. Capital spending was higher in the first half of fiscal 2006 versus 2005 primarily due to increased product development activities to expand our product offering and accelerate the introduction of new products.
Financing activities. Cash used in financing activities was $649 in the first half of fiscal year 2006 as compared to cash provided by financing activities of $455 last year. The change from the prior year was primarily the result of lower proceeds from employee stock purchase and option plans. The 2005 six month period includes stock proceeds from purchases under the employee stock purchase plan for the subscription period from January 1, 2004 to December 31, 2004. The next subscription period ran from January 1, 2005 to June 30, 2005, and the current subscription period runs from July 1, 2005 through June 30, 2006. Therefore, no shares have been issued to employees from the employee stock purchase plan during the first half of 2006. Additionally, we borrowed $225 during the first half of fiscal 2006 versus paying down $234 of short-term debt in the prior year’s comparable period. Short-term debt at March 31, 2006 totaled $255 versus $226 at March 31, 2005. We did not repurchase any of our Common Shares during the first half of fiscal year 2006 or 2005. See Note F. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as nonemployees, would be presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during the first half of fiscal year 2006 was approximately $70.
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. At March 31, 2006, we had available unused lines of credit with domestic and foreign banks aggregating $14,359, of which $10,000 is long-term and $4,359 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.

Outlook
We experienced strong orders from our semiconductor customers during the second quarter reflecting the continuing upturn in the industry. Our ability to grow revenue continues to be contingent upon our customers’ spending patterns, new applications that we can serve, and upon our ability to gain market share. Toward that end, we continued to increase our investment in new product development in the second quarter of fiscal 2006 to $5,971, an increase of 44 percent over last year’s second quarter. We expect new product development costs to increase somewhat during the third quarter of fiscal 2006 from the second quarter as we continue to build a stronger, broader and more complete product offering for our customers.
Based upon current expectations, the Company is estimating sales for the third quarter of fiscal 2006, which will end June 30, 2006, to range between $37,000 and $41,000. Pretax earnings are expected to be in the single digits as a percentage of net sales. The tax rate is expected to approximate 30 percent for the year, which equates to a rate of 31 to 32 percent over the second half of fiscal 2006. Our tax rate estimate assumes that Congress does not reinstate the tax law surrounding research and development credits, which expired on December 31, 2005.
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
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 began to apply to reporting periods beginning after December 15, 2005. This FSP did not have a significant effect on the consolidated financial statements of the Company.

Factors That May Affect Future Results
Cyclicality of the electronics industry and timing of large orders
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers can generally vary between 30-50 percent of our total orders for any given quarter. This can cause our financial results to fluctuate from quarter to quarter, which may have an adverse impact on our stock price.
Rapid technology changes
Our business relies on the development of new high technology products and services, including products incorporating RF and pulse capabilities, to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We have increased our expenses for new product development; however, our new products may or may not result in significant sources of revenue and earnings in the future. If our new product development investments do not result in future earnings, our operating results will be adversely affected.
Competitive factors
We compete on the basis of product performance, customer service, product availability and price. There are many firms in the world engaged in the manufacture of electronic measurement instruments, and the test and measurement industry is highly competitive. Many of our competitors are larger and have greater financial resources, and/or have established significant reputations within the test and measurement industry and the customer base we serve. If any of our competitors were to develop products or services that were more cost-effective or technically superior, or if we were unable to differentiate our product offerings from those of our competitors, demand for our products could slow. Additionally, aggressive competition could cause downward pricing pressure, which would reduce our gross margins or cause us to lose market share. We also face competition for personnel with certain highly technical specialties. If we were unable to hire or retain certain key employees, our business could be adversely affected.
Dependence on key suppliers
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 17 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during the first half of fiscal 2006. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.

Changes in manufacturing processes
We have implemented a lean manufacturing environment in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits from lean manufacturing if we are unable to continue to effectively fine-tune our operations, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing efficiencies.
Tax planning strategies
We pay taxes in several jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2006 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At March 31, 2006, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely financial information. Throughout fiscal 2004, 2005 and into fiscal 2006, we have implemented new Enterprise Resource Planning and Customer Relationship Management systems, and we intend to further upgrade our information technology systems in the future. We also have outsourced the hosting of these systems to a third party vendor located in Texas. Our results could be adversely affected if we are unable to implement further system enhancements without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. If our third party vendor experiences shuts downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
Fixed cost of sales force
We have continued to build our direct sales force throughout the world with our own employees rather than by utilizing third-party sales representatives. This action increased our fixed costs, and our results could be adversely affected during times of depressed sales.
Other risk factors
Our business could be affected by worldwide macroeconomic factors. The recent rise in energy prices, as well as rising interest rates, could have a negative impact on the overall economy which could impact our revenue and operating results. Other risk factors include, but are not limited to, changes in our customer and product mix affecting our gross margins, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
         On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The Company made no share repurchases during the first half of fiscal 2006 or 2005. See Notes to Condensed Consolidated Financial Statements Note F.

Item 4. Submission of Matters to a Vote of Security Holders.
On February 11, 2006, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

	PROPOSAL	FOR	AGAINST	ABSTAIN
(a)	A proposal fix the number of Directors of the Company at ten	33,228,688	76,679	16,837

	PROPOSAL	FOR	WITHHELD
(b)	Election of Directors:
	Joseph P. Keithley	32,757,585	564,619
	*Brian R. Bachman	11,512,999	324,185
	James T. Bartlett	32,718,695	603,509
	James B. Griswold	32,429,900	892,304
	Leon J. Hendrix, Jr.	32,758,017	564,187
	*Brian J. Jackman	11,514,743	322,441
	*Dr. N. Mohan Reddy	11,237,503	599,681
	Thomas A. Saponas	32,995,240	326,964
	Barbara V. Scherer	32,716,273	605,931
	R. Elton White	32,553,946	768,258

*	Elected by holders of Common Shares only.

	PROPOSAL	FOR	AGAINST	ABSTAIN
(c)	A proposal to approve the Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan	28,898,269	378,700	21,564
     No other matters were brought before shareholders for a vote at the meeting.
Item 6. Exhibits.
     (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

10(s)	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan. (Reference is made to Appendix B of the Company’s Definitive Proxy Statement dated December 29, 2005 (File No. 1-9965), which is incorporated herein by reference.

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)

Date: May 10, 2006	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)