Form 10-Q
period 2006-06-30
KEITHLEY INSTRUMENTS INC
filed 2006-08-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
YES  ☐          NO  ☑
     As of August 7, 2006 there were outstanding 14,402,675 Common Shares (including 390,000 shares held in treasury), without par value and 2,150,502 Class B Common Shares, without par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands of Dollars) (Unaudited)
KEITHLEY INSTRUMENTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands of Dollars Except for Per Share Data) (Unaudited)
KEITHLEY INSTRUMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits.
SIGNATURES
EX-31.A
EX-31.B
EX-32.A
EX-32.B

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 30,		September 30,
	2006	2005	2005
Assets
Current assets:
Cash and cash equivalents	$8,502	$13,703	$14,397
Short-term investments	45,068	40,916	40,869
Refundable income taxes	132	59	387
Accounts receivable and other, net	21,828	17,672	19,452
Inventories:
Raw materials	10,051	8,520	9,191
Work in process	1,766	1,289	847
Finished products	3,676	2,691	3,113

Total inventories	15,493	12,500	13,151
Deferred income taxes	4,199	4,942	4,444
Other current assets	1,781	1,824	1,385

Total current assets	97,003	91,616	94,085

Property, plant and equipment, at cost	50,371	48,648	46,996
Less-Accumulated depreciation	35,558	34,749	33,198

Net property, plant and equipment	14,813	13,899	13,798

Deferred income taxes	16,843	17,638	18,087
Other assets	17,190	16,256	16,394

Total assets	$145,849	$139,409	$142,364

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$1,004	$467	$—
Accounts payable	8,219	6,296	7,540
Accrued payroll and related expenses	5,483	6,299	5,618
Other accrued expenses	4,350	4,796	4,649
Income taxes payable	2,171	3,903	4,341

Total current liabilities	21,227	21,761	22,148

Long-term deferred compensation	3,406	2,990	3,100
Other long-term liabilities	5,566	4,911	5,140
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,380,656 at June 30, 2006, 14,219,135 at June 30, 2005 and 14,300,676 at September 30, 2005	179	178	179
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at June 30, 2006, June 30, 2005 and September 30, 2005	27	27	27
Capital in excess of stated value	32,592	29,378	30,155
Retained earnings	86,315	80,757	82,425
Accumulated other comprehensive income	581	562	397
Common shares held in treasury, at cost	(4,044)	(1,155)	(1,207)

Total shareholders’ equity	115,650	109,747	111,976

Total liabilities and shareholders’ equity	$145,849	$139,409	$142,364

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales	$38,427	$33,251	$113,896	$106,557
Cost of goods sold	15,000	13,113	44,051	41,894
Selling, general and administrative expenses	15,848	13,534	46,557	41,698
Product development expenses	6,357	4,223	17,343	12,472

Operating income	1,222	2,381	5,945	10,493
Investment income	510	366	1,422	997
Interest expense	(2)	(15)	(8)	(54)

Income before income taxes	1,730	2,732	7,359	11,436
Income tax provision	61	878	1,666	3,576

Net income	$1,669	$1,854	$5,693	$7,860

Basic earnings per share	$0.10	$0.11	$0.35	$0.48

Diluted earnings per share	$0.10	$0.11	$0.34	$0.47

Cash dividends per Common Share	$.0375	$.0375	$.1125	$.1125

Cash dividends per Class B Common Share	$.030	$.030	$.090	$.090

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,693	$7,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,882	2,971
Stock-based compensation	1,770	—
Other items not effecting outlay of cash	303	(53)
Changes in working capital	(6,576)	672
Other operating activities	1,060	(2,877)

Net cash provided by operating activities	5,132	8,573

Cash flows from investing activities:
Payments for property, plant and equipment	(3,943)	(2,687)
Purchase of short-term investments	(32,683)	(23,195)
Sale of short-term investments	28,407	14,244

Net cash used in investing activities	(8,219)	(11,638)

Cash flows from financing activities:
Net borrowing under short term debt agreements	990	29
Cash dividends	(1,803)	(1,788)
Purchase of treasury shares	(2,711)	—
Proceeds from stock purchase and option plans	284	1,968
Excess tax benefits from stock-based compensation arrangements	205	—
Other financing activities	12	—

Net cash (used in) provided by financing activities	(3,023)	209

Effect of exchange rate changes on cash	215	108

Decrease in cash and cash equivalents	(5,895)	(2,748)
Cash and cash equivalents at beginning of period	14,397	16,451

Cash and cash equivalents at end of period	$8,502	$13,703

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at June 30, 2006 and 2005, and for the three and nine month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The September 30, 2005 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2006 and 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2005, which were included in the Annual Report on Form 10-K filed on December 14, 2005 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K.
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

C. Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005.
We adopted the provisions of SFAS No. 123R using the modified prospective transition method beginning October 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The adoption of SFAS No. 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements for the three and nine month periods ended June 30, 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note E for more information on the impact of the new standard.
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP FAS 123R-3”) FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. FSP FAS 123R-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial statements.
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
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. This statement changes the requirements for the accounting for and reporting a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.
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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$1,669	$1,854	$5,693	$7,860

Weighted averages shares outstanding	16,454,185	16,364,662	16,464,532	16,306,091
Dilutive effect of stock awards	160,120	204,101	181,803	270,331
Assumed purchase of stock under stock purchase plan	1,662	8,227	1,859	11,459

Weighted average shares used for dilutive earnings per share	16,615,967	16,576,990	16,648,194	16,587,881

Basic earnings per share	$0.10	$0.11	$0.35	$0.48
Diluted earnings per share	$0.10	$0.11	$0.34	$0.47
E. Stock-based Compensation
Stock options
Effective October 1, 2005, the Company adopted SFAS No. 123R, which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application. Under this method compensation cost is recognized for share-based awards issued after the effective date of SFAS No. 123R and for the remaining vesting periods of awards that had been included in proforma expense in prior periods adjusted for estimated forfeitures.
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
On February 16, 2002, the Company’s shareholders approved the Keithley Instruments, Inc. 2002 Stock Incentive Plan. Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of options to directors, officers and other key employees. This plan will expire on February 16, 2012. Under the

1992 Stock Incentive Plan, 5,400,000 of the Company’s Common Shares were reserved for the granting of options to officers and other key employees. After February 8, 2002, no new grants could be issued from this plan. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. Both plans also provide for restricted stock awards and stock appreciation rights.
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
Stock option activity under the plans for the nine month period ended June 30, 2006 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
	Number	Exercise	Contractual	(In
	of Shares	Price	Life	Thousands)
Outstanding at September 30, 2005	3,327,346	$20.03
Options granted at fair market value	165,651	15.05
Options exercised	(50,446)	5.62		$479
Options forfeited	(75,900)	38.82

Outstanding at June 30, 2006	3,366,651	$19.58	6.1 Years	$2,400

Exercisable at June 30, 2006	3,067,713	$20.08	5.9 Years	$2,397
The weighted-average fair values at date of grant for options granted during the nine month periods ended June 30, 2006 and 2005 were $5.93 and $4.60, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during the nine month periods ended June 30, 2006 and 2005, respectively:

	Nine Months Ended June 30
	2006	2005
Risk-free interest rate	4.27%	3.38%
Dividend yield	1.01%	0.88%
Expected life (years)	4.5	2.5
Volatility	45%	44%
The risk-free interest rate and dividend yield were obtained published sources based upon factual data. In order to determine the expect life, we considered the exercise behavior of past grants to model expected future patterns. Patterns were determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. The weighted-average expected stock-price volatility assumptions were determined based upon a combination of observed historical volatility of Keithley’s stock price and the volatility implied in the prices of recent exchange-traded options.

The Company also granted 164,025 performance award units to officers and other key employees, and 16,175 restricted award units to other employees during the first nine months of fiscal 2006. The weighted average fair value of these awards is $15.05, which represents the fair value of the Company’s Common Shares on the awards grant dates. As of June 30, 2006, 162,475 performance award units and 15,750 restricted award units are outstanding, and none of them are exercisable. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one share of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, based on the Company’s revenue growth relative to a defined peer group and the Company’s return on assets or return on invested capital. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards generally will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement; however, in some instances may vest earlier depending upon the recipient’s planned retirement date.
Prior to the adoption of SFAS No. 123R, the Company’s non-employee Directors had received annual stock option grants issued pursuant the 1997 Directors’ Stock Option Plan or the1992 Directors’ Stock Option Plan. The Company’s Board of Directors terminated these plans on December 8, 2005 and February 15, 1997, respectively. Beginning October 1, 2005, the non-employee Director annual stock option grant was replaced with an annual Common Share grant equal to $58. The Common Shares will be issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. The Board of Directors may also issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her election. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share.
The Company recorded stock-based compensation expense of approximately $603 and $1,771 pre-tax, or approximately $0.02 and $0.07 per share after taxes, for the three and nine month periods ended June 30, 2006, respectively. In arriving at the amount of recorded expense, we estimate that eight percent of the total awards granted will be forfeited prior to their vesting. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, would be presented in the statement of cash flows as a financing cash inflow. Prior to the adoption of FAS No. 123R, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during the first nine months of fiscal year 2006 was approximately $205.
As of June 30, 2006, there was $2,780 of total pre-tax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.1 years.
Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares was 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option was also available for new employees. The purchase price for the mid-year enrollees was 85 percent of the lower of the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 81,119 remained available at June 30, 2006. During fiscal year 2005, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005.
On February 11, 2006, the Company’s shareholders approved the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, the “2005 Plan”. The provisions contained in the 2005 Plan are similar to those of the 1993 Employee Stock Purchase and Dividend Reinvestment Plan; however, the lookback feature for determining purchase price has been eliminated and the purchase price will be equal to 95 percent of the market price at the end of the subscription priod. The 2005 Plan subscription period that began on July 1, 2005 ended on June 30, 2006. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which all remained available at June 30, 2006. The provisions contained in the 2005 Plan eliminated the measurement of compensation expense required by SFAS No. 123R.
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
The following table illustrates the effect on net earnings per share as if the fair value method had been applied to all outstanding awards for the three and nine months ended June 30, 2005:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net income	$1,854	$7,860

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	(1)	(7)

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(551)	(4,898)

Pro forma net income	$1,302	$2,955

Pro forma basic earnings per share	$0.08	$0.18
Pro forma diluted earnings per share	$0.08	$0.18
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

The following table summarizes the Company’s stock repurchase activity:

Three and Nine Months Ended
June 30, 2006

Total number of shares purchased	215,000

Average price paid per share (including commissions)	$12.61

Identity of broker-dealer used to effect the purchases	National Financial Securities LLC

Number of shares purchased as part of a publicly announced repurchase program	215,000

Maximum number of shares that remain to be purchased under the program	1,785,000
At June 30, 2006, all the Common Shares purchased under the Company’s share repurchase programs remained in treasury.
Also, included in the “Common shares held in treasury, at cost” caption of the Condensed Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 140,742 and 134,659 at June 30, 2006 and 2005, respectively.
G. Financing Arrangements
On March 29, 2006, the Company extended the term of its credit agreement to March 31, 2009 from March 31, 2008. The agreement is a $10,000 debt facility ($0 outstanding at June 30, 2006) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% on the total amount of the commitment. The agreement may be extended annually in one-year increments. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($357 of short-term debt and $647 for standby letters of credit outstanding at June 30, 2006). At June 30, 2006, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,996 of which $10,000 was long-term and $3,996 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of June 30, 2006.
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

On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2006, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. Prior to its expiration, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $25 and $98 for the three and nine month periods ended June 30, 2005 for the interest rate swap, respectively.
At June 30, 2006, the Company had obligations under foreign exchange forward contracts to sell 2,400,000 Euros and 240,000,000 Yen at various dates through September 2006, and 725,000 British pounds at various dates through December 2006. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets. At June 30, 2006, the fair market value of the foreign exchange forward contracts represented a liability to the Company of $17. At June 30, 2005, the fair market value of the foreign exchange forward contracts represented an asset to the Company of $176, and the interest rate swap represented a liability to the Company of $22.
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
I. Comprehensive Income
Comprehensive income for the three and nine month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income	$1,669	$1,854	$5,693	$7,860

Unrealized gains (losses) on value of derivative securities, net of tax	36	34	(29)	87
Net unrealized investment gains (losses), net of tax	(13)	68	(52)	(94)
Foreign currency translation adjustments	305	(336)	265	68

Comprehensive income	$1,997	$1,620	$5,877	$7,921

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

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net sales:
United States	$11,663	$8,413	$33,569	$28,950
Other Americas	1,442	893	4,028	2,124
Germany	5,826	5,731	14,646	12,619
Other Europe	7,600	6,702	23,389	21,567
Japan	3,341	3,190	12,230	13,167
Other Asia	8,555	8,322	26,034	28,130

	$38,427	$33,251	$113,896	$106,557

Other Asia net sales include $10,901 for Korea for the first nine months of fiscal year 2005. Net sales to Korea were not material for the other fiscal periods presented.

	At June 30,		At September 30,
	2006	2005	2005
Long-lived assets:
Americas	$26,015	$24,658	$24,408
Germany	5,063	4,489	4,720
Other	925	1,008	1,064

	$32,003	$30,155	$30,192

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $647 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and nine month periods ending June 30, 2006 and 2005.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Beginning balance	$910	$1,332	$1,084	$1,459
Accruals for warranties issued during the period	411	390	1,069	1,415
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(19)	(39)	(174)	(313)
Settlements made (in cash or in kind) during the period	(312)	(468)	(989)	(1,346)

Ending balance	$990	$1,215	$990	$1,215

L. Pension Benefits
The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost for the three and nine month periods ending June 30, 2006 and 2005 is shown below:

	United States Plan		Non U.S. Plan
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service costs-benefits earned during the period	$409	$319	$55	$44
Interest cost on projected benefit obligation	500	464	70	70
Expected return on plan assets	(723)	(674)	(20)	(19)
Net loss recognition	110	—	—	—
Amortization of transition asset	(2)	(11)	5	6
Amortization of prior service cost	45	45	2	1

Net periodic benefit cost	$339	$143	$112	$102

	United States Plan		Non U.S. Plan
	For the Nine Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service costs-benefits earned during the period	$1,230	$956	$159	$137
Interest cost on projected benefit obligation	1,500	1,394	203	214
Expected return on plan assets	(2,168)	(2,014)	(59)	(59)
Net loss recognition	329	—	—	—
Amortization of transition asset	(7)	(33)	16	17
Amortization of prior service cost	134	134	4	4

Net periodic benefit cost	$1,018	$437	$323	$313

The Company made a contribution of $1,500 to its United States plan during the third quarter of fiscal 2006. The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three and nine month periods ended June 30, 2006 and 2005.

M. Income Taxes
The Company recorded income taxes at a 3.5 percent rate for the third quarter of fiscal 2006 compared to 32.1 percent for last year’s third quarter. The rate in 2006 is lower than the statutory rate percent primarily due to extraterritorial income exclusion benefits, an adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves. The rate in 2005 was lower than the statutory rate primarily due to extraterritorial income exclusion benefits and research and development credits, partially offset by a valuation allowance established for certain foreign tax credits.
The Company recorded an income tax provision at a 22.6 percent rate for the first nine months of fiscal 2006 and 31.3 percent for the first nine months of fiscal 2005. The rate in 2006 is lower than the statutory rate primarily due to extraterritorial income exclusion benefits, a favorable adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves. The rate in fiscal 2005 is lower than the statutory rate due mainly to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Certain of the matters and subject areas discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical information provided herein are forward-looking statements. Forward-looking statements are generally identified by words such as “anticipates,” “expects,” “believes,” “intends,” “estimates,” and similar expressions, and include those statements regarding our expectations, intentions and beliefs with regard to the future, including conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, and new product introductions. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements as a result of many factors, including those more fully described under the caption “Factors That May Affect Future Results” and elsewhere in this Quarterly Report. These forward-looking statements reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We assume no obligation to update any forward-looking statements.
Overview
Our business is to design, develop, manufacture and market complex electronic test and measurement instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), alternating current (AC), pulse, radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months fiscal 2006, approximately 35 percent of our orders were received from the semiconductor industry; approximately 15 percent came from research and education customers; approximately 15 percent came from the wireless communications customer group and approximately 30 percent came from the precision electronic components and subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry and electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. During fiscal year 2004, we saw an improvement in business conditions. Throughout fiscal year 2005, business conditions within certain segments of the electronics industry were relatively stable, and we have noted improved conditions during the first nine months of 2006 within the segments of the electronics industry that we serve. We continue to believe that our ability to achieve a higher level of sales in the future will be driven by our customers’ spending patterns as they invest in capacity or to upgrade their lines for their new product offerings, as well as our ability to gain market share through the introduction of new products.
During the past several years our focus has been on building long-term relationships and strong, collaborative partnerships with our global customers for serving their measurement needs. Our ability to serve our customers has been aided greatly by deploying our own sales and support employees throughout the Americas, Europe and Asia, as opposed to relying on a contract sales force. During the first quarter of fiscal year 2006, we announced that we had further expanded our presence in Southeast Asia with an office expansion in Singapore and the opening of two new offices in Malaysia. We believe that we can improve our effectiveness in selling to and serving large, multi-national organizations by building upon the direct sales and service organization we have deployed. This will allow us to expand our sales volume while leveraging our fixed sales costs. While we expect that selling through our own sales force will be favorable to earnings during times of strong sales, we expect it to be unfavorable during times of depressed sales because a greater portion of our selling costs are now fixed.
We continue to believe that both the semiconductor and wireless areas are the center of change within the electronics industry. These technology changes create many opportunities for us, and the success we have experienced serving applications for our customers makes these opportunities even more compelling. We believe new products will drive our future growth. Toward that end, we have increased our investment in product development activities in fiscal year 2006 to expand our product offering and accelerate the introduction of new products. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. Additionally, advances in technology require us to enhance our parametric test platform to respond to our customers’ changing needs. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers. We expect that pursuing these initiatives simultaneously will allow us to provide a stronger, broader, and more complete product offering for our customers. Product development expenses have increased throughout the fiscal year; however, we expect expenses in the fourth quarter of fiscal 2006 to be comparable to those of the third quarter of fiscal 2006.
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
Stock compensation plans
With the adoption of SFAS No. 123R on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use a weighted-average expected stock-price volatility assumption that is a combination of both observed historical volatility of Keithley’s stock price and the volatility implied in the prices of recent exchange-traded options based on Keithley’s stock. For stock options granted during the first quarter of fiscal year 2006, we used an expected volatility factor of 45%. With regard to the weighted-average expected option life assumption, we consider the exercise behavior of past grants to model expected future patterns. Patterns are determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock options granted during the first quarter of fiscal year 2006, we used a weighted-average expected option life assumption of 4.5 years. There were no stock options granted during the second or third quarters of fiscal year 2006. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We used an 8% forfeiture rate for all options currently subject to expense based upon our past history of actual forfeitures. We believe that the critical estimates described above are based on outcomes that are reasonably likely to occur.

Other critical accounting policies and estimates are described in Management’s Discussion and Analysis included in the 2005 annual report on Form 10-K filed on December 14, 2005, and include use of estimates, revenue recognition, inventories, income taxes and pension plan.
Results of Operations
Third Quarter Fiscal 2006 Compared with Third Quarter Fiscal 2005
Net sales of $38,427 for the third quarter of fiscal 2006 increased 16 percent as compared to the prior year’s third quarter sales of $33,251. The effect of a stronger U.S. dollar negatively impacted sales growth by approximately one percentage point. Geographically, sales were up 41 percent in the Americas, up eight percent in Europe, and up three percent in Asia. On a sequential basis, sales decreased three percent from the second quarter of fiscal year 2006.
Orders of $43,215 for the third quarter increased 38 percent compared to last year’s orders of $31,350. Geographically, orders increased 43 percent in the Americas, increased 56 percent in Europe, and increased 20 percent in Asia. Orders from the Company’s semiconductor customers increased approximately 165 percent, orders from wireless communications customers decreased approximately 45 percent, orders from precision electronic component/subassembly manufacturers increased approximately 55 percent, and research and education customer orders decreased approximately five percent compared to the prior year’s quarter. Sequentially, orders increased six percent from the second quarter of fiscal 2006, primarily due to higher semiconductor customer orders. Order backlog increased $4,463 during the quarter to $22,039 as of June 30, 2006. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales decreased slightly to 39.0 percent from 39.4 percent in the prior year’s third quarter. The decrease was due primarily to fixed manufacturing costs spread over higher sales volume, offset partially by an unfavorable product mix and a two percent stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging increased cost of goods sold as a percentage of net sales by 0.3 percentage points in the third quarter of fiscal 2006, while the effect of hedging decreased cost of goods sold as a percentage of net sales by 0.3 percent points in the prior year.
Selling, general and administrative expenses of $15,848, or 41.2 percent of net sales, increased $2,314, or 17 percent, from $13,534, or 40.7 percent of net sales, in last year’s third quarter. The increase was primarily due to approximately $800 higher salaries, bonuses and commissions, $503 of higher stock-based compensation expense, approximately $500 in higher benefit costs, $311 higher marketing programs due mostly to the timing of expenses, and approximately $142 higher costs for our new Southeast Asia sales offices.
Product development expenses for the quarter were $6,357, or 16.5 percent of net sales, up $2,134, or 51 percent, from last year’s $4,223, or 12.7 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products. Additionally, we recorded approximately $72 for stock-based compensation expense during the quarter.
The Company reported operating income for the third quarter of fiscal 2006 of $1,222 as compared to $2,382 for the prior year’s quarter. Income generated by higher sales was more than offset by higher operating costs, including approximately $603 in stock-based compensation expense.
Investment income was $510 for the quarter compared to $366 in last year’s third quarter. Higher interest rates accounted for the majority of the increase. The Company recorded interest expense for the quarter of $2 compared to $15 in the prior year.
The Company recorded income taxes at a 3.5 percent rate for the third quarter of fiscal 2006 compared to 32.1 percent for last year’s third quarter. The rate in 2006 is lower than the statutory rate primarily due to extraterritorial income exclusion benefits, an adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves. The rate in 2005 was lower than the statutory rate primarily due to extraterritorial income exclusion benefits and research and development credits, partially offset by a valuation allowance established for certain foreign tax credits.

The Company reported net income of $1,669, or $0.10 per diluted share, compared to $1,854, or $0.11 per diluted share, in last year’s third quarter. Higher sales and a lower tax rate were more than offset by higher operating expenses, as described above. Additionally, we recorded approximately $398 after taxes, or $0.02 per share, for stock-based compensation in the third quarter of fiscal year 2006.
Nine Months Ended June 30, 2006 Compared with Nine Months Ended June 30, 2005
Net sales of $113,896 for the nine months ended June 30, 2006 increased seven percent from $106,557 reported for the nine month period last year. The effect of a six percent stronger U.S. dollar negatively impacted sales growth by approximately two percentage points. Geographically, net sales were up 21 percent in the Americas, up 11 percent in Europe, and down seven percent in Asia.
Orders of $117,642 for the nine months ending June 30, 2006 increased 15 percent from $102,022 last year. Geographically, orders increased 33 percent in the Americas, increased 31 percent in Europe, and decreased nine percent in Asia. Orders from the Company’s semiconductor customers increased approximately 45 percent, orders from wireless communications customers decreased approximately 30 percent, orders from precision electronic component/subassembly manufacturers increased approximately 35 percent, and research and education customer orders decreased less than five percent compared to the prior year’s nine month period. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal 2006 orders by major industry group.
Cost of goods sold as a percentage of net sales decreased to 38.7 percent from 39.3 percent for the nine month period last year. The decrease was due primarily to fixed manufacturing costs spread over higher sales volume, offset partially by an unfavorable product mix and a six percent stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was not material in either period.
Selling, general and administrative expenses of $46,557, or 40.9 percent of net sales, increased $4,859, or 12 percent, from $41,698, or 39.2 percent of net sales, in the same period last year. The increase was primarily due to approximately $1,785 higher salaries, bonuses and commissions, $1,476 of higher stock-based compensation expense, approximately $730 in higher benefit costs, and approximately $689 higher costs for our new Southeast Asia sales offices.
Product development expenses for the first nine months of fiscal 2006 of $17,343, or 15.1 percent of sales, were up $4,871, or 39 percent, from $12,472, or 11.7 percent of net sales, for the same period last year. The increase was primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products. Additionally, we recorded approximately $212 for stock-based compensation expense during the 2006 nine-month period.
Investment income during the first nine months of fiscal 2006 was $1,422 versus $997 for the same period in the prior year. Higher interest rates accounted for the majority of the increase. The Company recorded interest expense of $8 in the first nine months of fiscal 2006 compared to $54 for the same period in the prior year.
The Company recorded an income tax provision at a 22.6 percent rate for the first nine months of fiscal 2006 and 31.3 percent for the first nine months of fiscal 2005. The rate in 2006 is lower than the statutory rate primarily due to extraterritorial income exclusion benefits, a favorable adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves. The rate in fiscal 2005 is lower than the statutory rate due mainly to extraterritorial income exclusion benefits and research and development credits partially offset by a valuation allowance established for certain foreign tax credits.
Net income for the first nine months of fiscal 2006 was $5,693, or $0.34 per diluted shares, including approximately $1,171 after taxes, or $0.07 per share, for stock-based compensation expenses. Net income for the first nine months of fiscal year 2005 was $7,860, or $0.47 per diluted share.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of June 30, 2006 and September 30, 2005:

	June 30, 2006	Sept. 30, 2005
Current assets:
Cash and cash equivalents	$8,502	$14,397
Short-term investments	45,068	40,869
Refundable income taxes	132	387
Accounts receivable and other, net	21,828	19,452
Total inventories	15,493	13,151
Deferred income taxes	4,199	4,444
Other current assets	1,781	1,385

Total current assets	97,003	94,085

Current liabilities:
Short-term debt	1,004	0
Accounts payable	8,219	7,540
Accrued payroll and related expenses	5,483	5,618
Other accrued expenses	4,350	4,649
Income taxes payable	2,171	4,341

Total current liabilities	21,227	22,148

Working capital	$75,776	$71,937

Working capital increased during the first nine months of fiscal 2006 by $3,839. Current assets increased during the period by $2,918 due mainly to increases in short-term investments, accounts receivable and inventories. The increase in short-term investments is partially offset by the decrease in cash and cash equivalents, and resulted from the Company generating cash from operations during the period. We have been converting excess cash to short-term investments to take advantage of higher interest rate yields. Accounts receivable and other increased $2,376 during the period primarily due to higher sales during the third quarter. Days sales outstanding were 46 at June 30, 2006 and at September 30, 2005. Inventories increased $2,342 primarily due to higher anticipated shipping levels, especially for parametric testers, the ramp-up for new products and inventory in-transit at June 30, 2006. Inventory turns were 4.2 at June 30, 2006, versus 4.4 at September 30, 2005. Current liabilities decreased $921 during the period mainly due to tax payments made primarily in Germany and the United States, offset somewhat by higher short-term debt levels in the United Kingdom and Japan.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended June 30
	2006	2005
Cash provided by (used in):

Operating activities	$5,132	$8,573
Investing activities	(8,219)	(11,638)
Financing activities	(3,023)	209

Operating activities. Cash provided by operating activities of $5,132 for the nine six months of fiscal year 2006 decreased $3,441 as compared with the same period last year. The decrease was primarily due to cash used for accounts receivable and inventory in 2006, and lower net income in the first nine months of 2006 compared to 2005, partially offset by a lower use of cash for accrued payroll in 2006 than 2005. Additionally, the Company contributed $1,500 to its U.S. Pension plan in the 2006 period versus $2,500 during the 2005 period. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash used in investing activities of $8,219 decreased $3,419 as compared with the same period last year. We purchased short-term investments of $32,683 during the first nine months of fiscal year 2006 versus $23,195 last year, while sales of short-term investments generated $28,407 in cash in 2006’s first nine month period as compared to $14,244 last year. Short-term investments totaled $45,068 at June 30, 2006 as compared to $40,916 at the same time last year. Capital spending was higher in the first nine months of fiscal 2006 versus 2005 primarily due to purchasing equipment used for development of new products to expand our product offering and accelerate the introduction of new products, and to purchase manufacturing equipment to build our new products.
Financing activities. Cash used in financing activities was $3,023 in the first nine of fiscal year 2006 as compared to cash provided by financing activities of $209 last year. The change from the prior year was primarily due to the repurchase of 215,000 Common Shares for $2,711, or an average price of $12.61 per share including commissions (see Note F), as well as lower proceeds from employee stock purchase and option plans. We borrowed $990 of short-term debt during the first nine months of fiscal 2006 versus $29 in the prior year’s comparable period. Short-term debt at June 30, 2006 totaled $1,004 versus $467 at June 30, 2005. SFAS No. 123R resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as nonemployees, is presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during the first nine months of fiscal year 2006 was approximately $205.
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand, available lines of credit, and cash provided by operations. At June 30, 2006, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,996 of which $10,000 was long-term and $3,996 was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
Our ability to grow revenue continues to be contingent upon our customers’ spending patterns, new applications that we can serve, and our ability to gain market share. We have remained focused on expanding our test solutions which includes our pulse and RF products for test and measurement applications for both development and production. We believe this strategy will allow us to grow faster than the overall test and measurement industry.
Based upon current expectations, the Company is estimating sales for the fourth quarter of fiscal 2006, which will end September 30, 2006, to range between $38,000 and $42,000 million. We expect new product development costs and selling, general and administrative expenses to remain comparable to third quarter levels during the fourth quarter of fiscal 2006. Pretax earnings are expected to be in the single digits as a percentage of net sales. We expect the fourth quarter effective tax rate to be approximately 30 percent, provided that Congress does not reenact the research and development credits that expired at the end of the first quarter of fiscal 2006.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting

Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123R. In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005.
We adopted the provisions of SFAS No. 123R using the modified prospective transition method beginning October 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The adoption of SFAS No. 123R also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements for the three and nine month periods ended June 30, 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note E for more information on the impact of the new standard.
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” (“FSP FAS 123R-3”) FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the APIC Pool), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. FSP FAS 123R-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial statements.
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
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. This statement changes the requirements for the accounting for and reporting a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.
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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged.
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 17 countries including the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during the first nine months of fiscal 2006. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
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
Tax planning strategies
We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2006 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or countries where earnings or losses are incurred. At June 30, 2006, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, or approximately 13 percent of shares outstanding, over a three-year period. The following table is a summary of the shares repurchased:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs
May 23 to 31, 2006	60,000	$13.21	60,000	1,940,000
June 1 to 30, 2006	155,000	$12.37	155,000	1,785,000
Total	215,000	$12.61	215,000	1,785,000
Item 6. Exhibits.
     (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit
31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).
31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).
32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: August 9, 2006	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)