Form 10-K
period 2006-09-30
KEITHLEY INSTRUMENTS INC
filed 2006-12-29
CIK 54991

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2006	Commission File Number 1-9965
KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0794417 (I.R.S. Employer Identification No.)
Address of principal executive offices: 28775 Aurora Road, Solon, Ohio, 44139
Registrant’s telephone number, including area code: (440) 248-0400
Securities registered pursuant to section 12(b) of the Act:

Common Shares, Without Par Value (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)
Securities Registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $215.8 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.3 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $216.1 million at March 31, 2006, the registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2006, which was $15.36.
As of December 21, 2006 there were outstanding 14,004,745 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.
10-K Annual Report

~ 1 ~

Forward-Looking Statements
Statements and information included in this Annual Report on Form 10-K by Keithley Instruments, Inc. (“Keithley,” “the Company,” “we,” “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Annual Report on Form 10-K include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, and growth in the markets Keithley sells into, conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, obligations under our retirement benefit plans, and the consequences of investigations and litigation related to our stock option practices.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of Part I of this Form 10-K.
PART I
ITEM 1 — BUSINESS
General
Keithley Instruments, Inc. was founded in 1946 and organized as an Ohio corporation in 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the “Company,” “Keithley,” “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.
Our website is www.keithley.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) available to the public free of charge through our website as soon as reasonably practicable after making such filings. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Keithley Instruments, Inc. designs, develops, manufactures and markets complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company has approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF) or optical signals. Product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions.
During fiscal 2006, approximately 35 percent of our orders were received from the semiconductor industry; approximately 15 percent came from research and education customers; approximately 10 percent came from the wireless communications customer group; and approximately 30 percent came from the precision electronic components and subassembly manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Business Strategy
We have focused our efforts on identifying test applications within segments of the electronics test and measurement industry that have high rates of technology change, long-term growth in demand, a meaningful market size, and that leverage our measurement capabilities and/or other test applications. We estimate total annual sales for these segments to be in excess of $1 billion. New products are an important factor in our sales growth strategy, and we have increased our investment in product development activity spending levels to expand our product offering and accelerate the introduction of new products. Expanding our measurement technology platforms beyond our traditional DC and IV base to include new RF and pulse test platforms allows us to serve a broader set of applications in a larger addressable market.
We work closely with our customers to build partnerships in order to anticipate their current and future measurement needs. A thorough understanding of their applications coupled with our precision measurement technology enables us to add value to our customers’ processes improving the quality, throughput and yield of their products, as well as to determine which test applications we will choose to serve. We believe

~ 2 ~

our ability to serve our customers has been aided immeasurably by deploying our own sales and support employees throughout the Americas, Europe and Asia, as opposed to relying on a contract sales force.
We leverage our applications expertise and product platforms to other industries. By concentrating on interrelated industries and product technologies, we are able to gain insight into measurement problems experienced by one set of customers that can be addressed and offered as solutions for others. Our applications knowledge and technology solutions in one area build credibility as we expand to related fields, often using the same measurement platforms that are proven among a variety of customers.
Product Offerings
We have approximately 500 products used to source, measure, connect, control or communicate DC, RF or optical signals. Product offerings include integrated systems solutions and instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $150,000 to $500,000 depending upon the options chosen by the customer. Our semiconductor characterization system ranges in price from $30,000 to $75,000. Bench top instruments generally range in price from $1,000 to $15,000 on a stand-alone basis and from $15,000 to $25,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and in production test for machine builders and system integrators. Selling prices generally range from $200 to $4,000.
New Products During Fiscal Year 2006
The Company develops new products for specific industry applications and for general purposes to serve a larger customer constituency. New products introduced during fiscal 2006 included:
The first products in our new RF family, the Model 2910 RF Vector Signal Generator, the Model 2810 RF Vector Signal Analyzer and the Model 3500 Portable RF Power Meter. Interest in these products comes from RF Integrated Circuit (RFIC) manufacturers as well as cell phone handset manufacturers. These instruments employ new approaches to test and measurement that enable users to save time, effort and money through their ease of use, flexibility, high-performance and compact size. Our new RF products can be used throughout our customers’ design, development and manufacturing processes, and they complement existing Keithley solutions such as our battery simulation sources, semiconductor characterization systems, and source-measure units.
We introduced two additions to our Series 2600 System Source Meter Instruments line. The Models 2611 and 2612 add higher voltage and current pulse capabilities, which broaden the range of devices that can be tested with the high throughput and multi-channel capability of this product family. The measurement speed and functionality of these products lowers the cost of test for a wide range of semiconductor devices, sensors and other components in both lab and production applications.
For semiconductor devices and materials that require high speed pulse characterization, such as silicon on insulator based devices, we introduced the first products in our Series 3400 Pulse/Pattern Generator family, the Models 3401 and 3402. The three nanosecond pulse width of these products is ideal for semiconductor device and materials research and characterization, which includes nanotechnology R&D.
Geographic Markets and Distribution
During fiscal 2006, substantially all of the Company’s products were manufactured in Ohio and were sold in over 80 countries throughout the world. The Company’s principal markets are the United States, Europe and Asia.
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
Seasonal Trends and Working Capital Requirements
Our business is not subject to significant seasonal trends. However, many of the industries we serve, including the semiconductor industry, the wireless communications industry and other sectors of the global electronics industry, historically have been cyclical. We do not have any unusual working capital requirements.

~ 3 ~

Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2006, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.
Backlog
Our backlog of unfilled orders amounted to approximately $17,147,000 as of September 30, 2006 and approximately $18,331,000 as of September 30, 2005. We expect that substantially all of the orders included in the 2006 backlog will be delivered during fiscal 2007. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of the Company’s receipt of orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $23,671,000 in 2006, $17,040,000 in 2005 and $15,017,000 in 2004, or approximately 15%, 12% and 11% of net sales, respectively, for each of the last three fiscal years.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2006, the Company employed approximately 673 persons, 184 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
Keithley has significant revenues from outside the United States which increase the risk to the Company. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climates generally are stable. The Company also must comply with foreign regulations, which may increase the complexity of conducting its business.
Executive Officers Of The Registrant
Certain information regarding our executive officers is set forth below:

Name	Position	Age

Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	58

Steven A. Chipchase	Vice President Operations	43

Philip R. Etsler	Vice President Human Resources	56

Alan S. Gaffney	Vice President Commercial Marketing and Information Systems	36

Mark A. Hoersten	Vice President Business Management	48

Larry L. Pendergrass	Vice President New Product Development	51

John A. Pesec	Vice President Worldwide Sales and Support	46

Mark J. Plush	Vice President and Chief Financial Officer	57

Linda C. Rae	Executive Vice President and Chief Operating Officer	41

~ 4 ~

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
Stephen A. Chipchase was elected Vice President Operations in December 2005. Mr. Chipchase joined Keithley in April 2000 as Materials/ Logistics Manager and held various positions in operations, including Cell Manager from March to July 2003, Acting Director of Operations from July 2003 to February 2004, and Director of Operations from February 2004 to December 2005.
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
Larry L. Pendergrass joined Keithley in May 2003 as Vice President New Product Development. Prior to joining Keithley, Mr. Pendergrass had over 20 years experience in research and development, product development, and manufacturing engineering in various roles including Section Manager, Project Manager and Project Leader with Agilent Technologies and Hewlett-Packard.
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
ITEM 1A – RISK FACTORS
Current and potential shareholders should consider the risk factors described below. Any of these or other factors, many of which are beyond our control, could negatively affect our revenue, results of operations and cash flow.
Cyclicality of the electronics industry and timing of large orders
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers of the quarter can generally vary between 30-50 percent of our total orders for any given quarter. This can cause our financial results to fluctuate from quarter to quarter, which may have an adverse impact on our stock price.
Rapid technology changes
Our business relies on the development of new high technology products and services, including products incorporating RF and pulse capabilities, to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We have increased our expenses for new product development; however, our new products may or may not result in significant sources of revenue and earnings in the future. If our new product development investments do not result in future earnings, our operating results could be adversely affected.
Competitive factors
We compete on the basis of product performance, customer service, product availability and price. There are many firms in the world engaged in the manufacture of electronic measurement instruments, and the test and measurement industry is highly competitive. Many of our competitors are larger and have greater financial resources, and/or have established significant reputations within the test and measurement industry and with the customer base we serve. If any of our competitors were to develop products or services that were more cost-effective or technically superior to ours, or if we were unable to differentiate our product offerings from those of our competitors, demand for our products could slow. Additionally,

~ 5 ~

aggressive competition could cause downward pricing pressure, which would reduce our gross margins or cause us to lose market share. We also face competition for personnel with certain highly technical specialties. If we were unable to hire or retain certain key employees, our business could be adversely affected.
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for approximately two-thirds of our revenue during fiscal 2006. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
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
Tax planning strategies
We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2007 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or changes in the mix of countries where earnings or losses are incurred. At September 30, 2006, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely financial information. Throughout the last three fiscal years, we have implemented new Enterprise Resource Planning, or ERP, and Customer Relationship Management, or CRM, systems, and we intend to further upgrade our information technology systems in the future. We also have outsourced the hosting of these systems to a third-party vendor located in Texas. Our results could be adversely affected if we are unable to implement further system enhancements without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. If our third-party vendor experiences shuts downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
Fixed cost of sales force
We have continued to build our direct sales force throughout the world with our own employees rather than utilizing third-party sales representatives. This action increases our fixed costs, and our results could be adversely affected during times of depressed sales.
Non-cash compensation expense
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards issued in fiscal year 2006 can be adjusted in 50 percent increments and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of performance thresholds. We are currently accruing expense for performance share unit awards based upon our estimate that the number of shares to be issued will be equal to the initial award amount. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Historical stock option grant practices
We delayed the filing of this Form 10-K pending completion of the financial reporting consequences of the previously announced independent investigation into our past stock option grant practices being conducted by a Special Committee of our Board of Directors. Due to these matters, we have experienced substantial additional risks and costs.
As disclosed under “Legal Proceedings – Stock Option Matters,” in August 2006 we established a Special Committee of our Board of Directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. In addition, we were notified in September 2006 that the staff of the SEC was conducting an informal inquiry into our stock option practices. The Company announced the special committee’s findings on December 29, 2006, including that no restatement of the Company’s historical financial statements would be required. There can be no assurance, however, that the staff of the SEC will not disagree with this position in the future and require a restatement. In addition, the SEC’s informal inquiry continues.

~ 6 ~

Certain of the Company’s Directors and current and former officers have been named as defendants in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of Ohio captioned In Re Keithley Instruments, Inc. Derivative Litigation. The consolidated action seeks to uncover unspecified money damages, discouragement of profits and benefits, equitable injunctive relief and other remedies. The Company is also named as a nominal defendant.
We are not able to predict the future outcome of the SEC inquiry and the derivative action. These matters could result in significant new expenses, diversion of management’s attention from our business, commencement of formal similar, administrative or litigation actions against the Company or our current or former employees or Directors, significant fines or penalties, indemnity commitments to current and former officers and Directors and other material harm to our business. The SEC also may disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grants or other potential accounting errors, and there is a risk that its inquiry could lead to circumstances in which we may have to restate our prior financial statements, amend prior SEC filings or otherwise take actions not currently contemplated. Any such circumstance also could lead to future delays in filing of subsequent SEC reports.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The Company’s principal administrative, marketing, manufacturing and development activities are conducted at two Company-owned buildings in Solon, Ohio. The Company also leases space in Santa Rosa, California for its RF product development group. The two Company-owned buildings total approximately 200,000 square feet and sit on approximately 33 acres of land. The Company also owns another 50,000 square foot building on 5.5 acres of land adjacent to its executive offices. This facility currently is being leased to others, but is available for expansion should additional space be required. Additionally, we have a number of sales and service offices in the United States and overseas. We believe the facilities owned and leased are well maintained, adequately insured and suitable for their present and intended uses.
ITEM 3 — LEGAL PROCEEDINGS
Stock Option Investigations
As previously announced, the Company’s management initiated an internal review of its stock option practices in light of concerns raised at other companies. Following that internal review, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained Jones Day as its independent counsel to assist it in the investigation (the “Independent Counsel”).
Following appointment of the Special Committee, the Company voluntarily notified the staff of the SEC of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices. The SEC’s investigation is ongoing and the Company continues to cooperate with the SEC staff.
The Special Committee’s findings, which have been adopted by the Board of Directors, are as follows:
•	There was no evidence of “backdating” annual stock option grants prior to the date of approval by the Board of Directors.
•	There was a multi-day delay by management in setting the exercise price for annual stock option grants in 2000, 2001 and 2002. The delay resulted in the options having a lower exercise price than the price on the date of Board approval. In each of these three years, the price selected by management was the lowest price for the Company’s common shares for the period between Board approval and the administrative recording of the grants.
•	Although the Special Committee determined that the terms of the Company’s stock incentive plans required the options to be priced on the date the Board approved them, there was no finding of intentional misconduct on the part of senior management or any other Keithley officer, Director or employee responsible for the administration of the Company’s stock option grants. Notwithstanding the fact that management exceeded its authority under the Company’s plans, the Company will honor the options in accordance with the terms as they were set by management.
•	Based on evidence gathered and analyzed by the Independent Counsel, the Special Committee found the dates selected by management for the annual grants in 2000-2002 are the appropriate measurement dates for accounting purposes. Accordingly, it is unnecessary for the Company to record any compensation expense with respect to the annual option grants in 2000-2002, and therefore there is no need for the Company to restate its financial statements as a result of these grants.

~ 7 ~

•	The Special Committee concluded that there were no material misstatements in the Company’s public filings regarding the number of annual options granted during the years reviewed; there is no evidence that the Company timed the grant date or pricing of annual stock option grants to take advantage of material non-public information and there was no wrongdoing or lack of oversight by the Company’s independent directors or the Human Resources and Compensation Committee of the Board of Directors (the “Compensation Committee”).
•	The Special Committee also reviewed the Company’s practices regarding stock option grants, other than its annual grants, which are generally grants of smaller numbers of options to new hires and to existing employees for promotions. The Special Committee concluded that management exceeded certain aspects of the authority granted to management by the Company’s stock option plans and the Compensation Committee, but that these grants involved small numbers of shares and were largely the result of ministerial errors by management.
None of the options that were part of the 2000-2002 annual grants have been exercised by any executive officer of the Company and none of the options are currently “in the money.”
As a result of the investigation, the Company’s Compensation Committee has adopted additional procedures for the granting of equity awards that govern how stock options and other equity awards will be granted and documented. Among other things, the policy makes it clear that, for annual grants, options must have an exercise price equal to the closing price of the Common Shares on the date the Committee approves them unless the Committee specifically establishes another price or method for determining the price at the time it approves them. The policy also clarifies the extent of any authority delegated to management to make grants other than annual grants. In addition, the Board of Directors has initiated a search for a general counsel and chief compliance officer who will, among other things, have involvement in the Company’s equity award process.
As a result of the costs and management time incurred by the Company in connection with the investigation, the Company has determined that Joseph P. Keithley, the Company’s Chairman of the Board, President and Chief Executive Officer, and Mark J. Plush, the Company’s Chief Financial Officer, will not receive a bonus for fiscal 2006, a salary increase for calendar year 2007, or any equity grants prior to the annual grants expected to be made in November 2007, and that Philip R. Etsler, the Company’s Vice President of Human Resources, will not receive a bonus for fiscal 2006, a salary increase for calendar year 2007 or any options prior to the time of the annual grants expected to be made in November 2007, although he is expected to receive performance shares in connection with the 2006 annual grants expected to be made to employees shortly following the filing of this Form 10-K.
Derivative Litigation
On August 9, 2006 and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated before the Hon. Judge Christopher Boyko. On November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006 and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
At a Case Management Conference on December 4, 2006, Judge Christopher A. Boyko of the United States District Court for the Northern District of Ohio orally ordered that the four cases be consolidated into a single action in that court. The Company expects the Judge’s written order reflecting this consolidation to be entered shortly. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock-options were granted by the Company so as to maximize the value of the stock options or knew or should have known of such manipulation by others. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
Other
In the normal course of business, the Company is subject to various other legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that the final outcome of pending matters known to management will not have a material adverse impact on the financial position or results of operations of the Company.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

~ 8 ~

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares trade on the New York Stock Exchange under the symbol KEI. The high and low prices shown below are sales prices of the Company’s Common Shares as reported on the NYSE. There is no established public trading market for the Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.

				Cash Dividends
			Cash Dividends	Per Class B
Fiscal 2006	High	Low	Per Common Share	Common Share

First Quarter	$16.30	$13.81	$.0375	$.0300
Second Quarter	15.95	13.71	.0375	.0300
Third Quarter	16.10	11.36	.0375	.0300
Fourth Quarter	13.43	10.77	.0375	.0300

Fiscal 2005

First Quarter	$19.99	$15.96	$.0375	$.0300
Second Quarter	19.70	15.58	.0375	.0300
Third Quarter	16.33	12.90	.0375	.0300
Fourth Quarter	16.55	13.05	.0375	.0300
The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 12, 2006 was 2,266 and 4, respectively.
Equity Compensation Plan Information as of September 30, 2006

Number of securities remaining
available for future issuance
	Number of securities to be	Weighted-average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options	outstanding options	reflected in column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,297,981	$19.65	1,528,389 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	3,297,981	$19.65	1,528,389 (1)

(1)	Includes 81,119 shares available for issuance under the 1993 Employee Stock Purchase and Dividend Reinvestment Plan and 490,590 shares available for issuance under the 2005 Employee Stock Purchase and Dividend Reinvestment Plan.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of Common Shares in the fourth quarter of fiscal year 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
	shares purchased	paid per share	plans or programs	the plans or programs

July 1 – 31, 2006	150,000	$12.40	150,000	1,635,000

August 1 – 11, 2006	40,500	$11.27	40,500	1,594,500

Total	190,500	$12.16	190,500	1,594,500
On December 10, 2003, the Company announced that its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of the outstanding shares at the time the program was announced, over a three-year period ending December 31, 2006. The purpose of the 2003 program is to offset the dilutive effect of stock compensation and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and stock purchase plans.

~ 9 ~

ITEM 6 — SELECTED FINANCIAL DATA.
The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated Balance Sheets as of September 30, 2006 and 2005 and the related Consolidated Statements of Operations and of Cash Flows for each of the three years in the period ended September 30, 2006 and notes thereto appear elsewhere in this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2006	2005	2004	2003	2002
Operating Results:
Net sales	$155,212	141,552	140,248	106,718	96,922
Gross margin percentage	61.3%	60.7%	61.1%	55.3%	56.2%
Income (loss) before income taxes	$9,913	14,087	15,541	(4,361)	(5,046)
Net income (loss)	$8,361	10,128	11,381	(4,192)	(3,080)
Basic earnings (loss) per share	$0.51	0.62	0.71	(0.27)	(0.20)
Diluted earnings (loss) per share	$0.50	0.61	0.69	(0.27)	(0.20)

Common Stock Information:
Cash dividends per Common Share	$0.15	0.15	0.15	0.15	0.15
Cash dividends per Class B Common Share	$0.12	0.12	0.12	0.12	0.12
Weighted average number of shares outstanding- diluted	16,567	16,591	16,544	15,487	15,687

At fiscal year-end:
Dividend payout ratio	30.0%	24.6%	21.7%	n/m	n/m
Shareholders’ equity per share	$7.03	6.81	6.26	5.33	5.81
Closing market price	$12.75	14.60	17.45	14.15	12.15

Balance Sheet Data:
Total assets	$148,892	142,364	136,666	114,186	120,371
Current ratio	4.2	4.2	3.3	3.4	3.9
Short-term debt	$872	—	440	409	539
Long-term obligations	$9,792	8,240	7,348	9,631	7,170
Shareholders’ equity	$116,503	111,976	101,577	84,763	92,448
Total debt-to-capital	0.7%	—	0.4%	0.5%	0.6%

Other Data:
Return on average shareholders’ equity	7.3%	9.5%	12.2%	-4.7%	-3.3%
Return on average total assets	5.7%	7.3%	9.1%	-3.6%	-2.5%
Return on net sales	5.4%	7.2%	8.1%	-3.9%	-3.2%
Number of employees	673	651	632	608	612
Sales per employee	$234.5	220.7	226.2	174.9	154.8

Cash flow:
Net cash provided by (used in) operating activities	$5,985	10,543	15,045	(6,530)	7,815

Ten-year compound annual growth rate:
Net sales	2.7%	2.6%	4.6%	1.6%	0.2%
Net income	n/m	7.5%	28.8%	n/m	n/m

n/m–	These ratios are not meaningful due to the reported net losses in 1996, 2002 and 2003.

~ 10 ~

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Thousands of Dollars except for per share information.
Introduction and Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the operating performance and financial condition of Keithley Instruments, Inc. A discussion of our business, including our strategy for growth, products and competition, is included in Part I of this Form 10-K.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2006, approximately 35 percent of our orders were received from the semiconductor industry. Approximately 15 percent came from research and education customers. Approximately 10 percent came from the wireless communications customer group. Approximately 30 percent came from the precision electronic components and subassembly manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. During fiscal 2004, 2005 and 2006, we noted improving conditions in the health of our customers following a downturn in the electronics industry during 2001 through 2003. We continue to believe that our ability to achieve a higher level of orders in the future will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, as well as our ability to gain market share.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we have been moving toward employing our own sales personnel to sell our products, as opposed to selling our products through sales representatives to whom we pay a commission. The change in our sales channel allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been aided immeasurably by deploying our own employees throughout the Americas, Europe and, most recently, Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a greater portion of our selling costs are now fixed.
Over the past few years we have incurred costs for the transition to new ERP and CRM software systems. Implementations that have occurred to date have caused minimal disruptions to our business; however, we will continue our ERP and CRM technology upgrades in various locations throughout the world in fiscal 2007 and beyond.
We continue to believe that both the semiconductor and wireless areas are the heart of change within the electronics industry. These technology changes create many opportunities for us, and the success we have experienced serving applications for our customers makes these opportunities even more compelling. We believe new products will drive our future growth. In fiscal 2004, we opened a west coast development center, the sole focus of which is to develop our new RF product family. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. During fiscal 2005 and 2006, we further increased our product development activities to expand our product offering and accelerate the introduction of new products Additionally, advances in technology require us to enhance our parametric test platforms to respond to our customers’ changing needs. We have chosen to accelerate some development initiatives to take advantage of opportunities to capture market share and grow our sales. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers.
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

~ 11 ~

Revenue recognition:
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service contracts is recognized ratably over the contractual service periods, and is not material to the Company’s consolidated results. Shipping and handling costs are recorded as Cost of goods sold on the Consolidated Statements of Operations.
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
A valuation allowance against deferred tax assets has been established related to foreign net operating losses (“NOL’s”) and state and local taxes which may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such NOL’s are utilized or until such NOL’s expire. Our income tax expense (benefit) recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent upon forecasted future taxable income. Any significant reduction in estimated forecasted future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.
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
The discount rate for the United States Pension Plan was determined as of the June 30, 2006 measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration. The longest maturity of any bond included in the data is August 15, 2036. Benefit payments beyond 2036 were discounted back to this year using interest rates based on the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2006. The matching bond portfolio produces coupon income in excess of what is needed to meet early period benefit payments. The excess coupon income is accumulated with interest, based on the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2006, until such time as it is used to pay benefits.
The discount rate used in determining the recorded liability for our U.S. pension plan was 6.625% for 2006, compared to 5.50% for 2005 and 6.50% for 2004. The increase in the rate for 2006 was primarily due to higher interest rates on long-term, highly rated corporate bonds.
Actual rate of return on U.S. plan assets was 9.1% for 2006 compared to an expected rate of return of 8.25%. A 0.25% increase (decrease) in the expected rate of return would have produced an $88 decrease (increase) in 2006 expense.

~ 12 ~

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
At the end of the 2006 fiscal year, the U.S. pension plan’s funded status reflected $4,593 of unrecognized actuarial loss, including $165 in experience gain that will not be subject to recognition in determining 2007 expense. The excluded portion is due to differences between expected and actual investment returns on the current measurement date and the preceding three measurement dates. Such gains are made subject to recognition at a rate of 20% per year until fully included. The remaining loss of $4,758, which is due to changes in data, assumption changes (including discount rate) and previously recognized asset gains or losses, is subject to recognition based on the 10% corridor method. Any amount falling outside of the 10% corridor is divided by the average future working lifetime of active participants (which is 15.14 years for fiscal year 2007) to determine the amount recognized in 2007 expense.
Stock compensation plans:
With the adoption of SFAS No. 123(R) on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use a weighted-average expected stock-price volatility assumption that is a combination of both observed historical volatility of Keithley’s stock price and the volatility implied in the prices of recent exchange-traded options based on Keithley’s stock. For stock options granted during the first quarter of fiscal year 2006, we used an expected volatility factor of 45%. With regard to the weighted-average expected option life assumption, we consider the exercise behavior of past grants to model expected future patterns. Patterns are determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. For stock options granted during the first quarter of fiscal year 2006, we used a weighted-average expected option life assumption of 4.5 years. There were no stock options granted during the remainder of fiscal year 2006. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We used an 8% forfeiture rate for all options currently subject to expense based upon our past history of actual forfeitures. We believe that the critical estimates described above are based on outcomes that are reasonably likely to occur.
Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.
Percent of net sales for the years ended September 30:

	2006	2005	2004

Net sales	100.0	100.0	100.0
Cost of goods sold	38.7	39.3	38.9

Gross profit	61.3	60.7	61.1
Selling, general and administrative expenses	40.9	39.7	39.6
Product development expenses	15.3	12.0	10.7

Operating income	5.1	9.0	10.8
Investment income	1.3	1.0	0.4
Interest expense	(0.0)	(0.0)	(0.1)

Income before income taxes	6.4	10.0	11.1
Provision for income taxes	1.0	2.8	3.0

Net income	5.4	7.2	8.1

Net income for fiscal year 2006 was $8,361, or $0.50 per diluted share. This includes approximately $1,495, or $0.09 per diluted share, for stock-based compensation expense. Net income for 2005 was $10,128, or $0.61 per diluted share, and $11,381, or $0.69 per share, for 2004.
Net sales were a record $155,212 in 2006 compared with $141,552 in 2005, and $140,248 in 2004. Net sales increased 10% in 2006 and one percent in 2005. The effect of currency exchange rates was negligible on sales growth. Throughout the past three years we noted improving conditions in the strength of our customers and the electronics industry as a whole. The sales growth in 2006 was primarily due to higher sales to our semiconductor customers for our parametric testers and our Model 4200 Semiconductor Characterization System. Geographically, sales were up 19% in the Americas, down two percent in Asia, and up 15% in Europe during 2006. During 2005, sales were down eight percent in the Americas, up 21% in Asia, and down nine percent in Europe.
Cost of goods sold as a percentage of net sales was 38.7%, 39.3% and 38.9% in 2006, 2005 and 2004, respectively. The decrease as a percentage of sales in 2006 over 2005 was due to spreading fixed manufacturing costs over higher sales volume, offset somewhat by higher salaries and benefits and a less favorable geographic mix. The increase as a percentage of sales in 2005 from 2004 was due to higher sales discounts, which raises cost

~ 13 ~

of goods sold as a percentage of net sales, higher other manufacturing costs due to our 2005 investment in the manufacturing design engineering organization, and higher manufacturing variances, partially offset by a favorable product mix in 2005. Foreign exchange hedging had a minimal effect on cost of goods sold in 2006, 2005 and 2004.
Selling, general and administrative expenses of $63,554 increased 13% in 2006 from $56,177 in 2005, and increased one percent in 2005 from $55,533 in 2004. Selling, general and administrative expenses as a percentage of net sales were 40.9%, 39.7% and 39.6%, in 2006, 2005 and 2004, respectively. The increase in 2006 over 2005 was primarily due to higher salaries, benefits and commissions, $1,868 higher stock-based compensation expense, higher costs for our new Southeast Asia sales offices, and approximately $775 for legal and other costs related to the stock option investigation and shareholder lawsuits. This was partially offset by a four percent stronger U.S. dollar. The increase in 2005 over 2004 was due primarily to higher costs related to Sarbanes-Oxley compliance, higher salaries and fringe benefits and higher costs outside the U.S. due to a four percent weaker dollar, offset by lower incentive costs tied to financial performance.
Product development expenses of $23,671 increased 39% from $17,040 in 2005, and increased 13% in 2005 from $15,017 in 2004. Product development expenses as a percentage of net sales were 15.3%, 12.0% and 10.7%, in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 were primarily due to higher personnel-related costs, project consultants expenses, and development supplies for our continued investment in the development of new products including our RF and semiconductor product families.
Interest income was $1,972 in 2006, $1,383 in 2005 and $540 in 2004. Higher interest rates and higher average cash and short-term investment balances accounted for the increases in 2006 and 2005. Interest expense was $9 in 2006, $64 in 2005 and $92 in 2004.
The tax rate for fiscal 2006 was 15.7% compared to 28.1% in 2005 and 26.8% in 2004. The effective tax rate for 2006 was less than the U.S. statutory rate due to the utilization of a foreign tax credit carryforward that previously had a valuation allowance against it, the release of the valuation allowance on the remainder of the foreign tax credit carryforward and tax benefits from extraterritorial income exclusion on U.S. exports. These benefits were partially mitigated by state and local income taxes and earnings of certain subsidiaries being taxed at a rate greater than the U.S. statutory tax rate. The effective tax rate for 2005 was less than the U.S. Statutory rate as a result of extraterritorial income exclusion benefits, R&D credit utilization and changes in state deferred taxes. The 2004 rate was below the statutory rate due mainly to the extraterritorial income exclusion benefit and R&D credit utilization. (See Note I).
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
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of September 30, 2006 and 2005:

	2006	2005

Current assets:
Cash and cash equivalents	$10,501	$14,397
Short-term investments	36,203	40,869
Refundable income taxes	583	387
Accounts receivable and other, net	26,836	19,452
Total inventories	14,647	13,151
Deferred income taxes	4,206	4,444
Prepaid expenses	1,664	1,385

Total current assets	94,640	94,085

Current liabilities:
Short-term debt	872	—
Accounts payable	8,033	7,540
Accrued payroll and related expenses	6,089	5,618
Other accrued expenses	4,870	4,649
Income taxes payable	2,733	4,341

Total current liabilities	22,597	22,148

Working capital	$72,043	$71,937

~ 14 ~

Working capital was essentially the same in fiscal 2006 compared to 2005. Current assets increased by $555 as increases in accounts receivable and inventories were partially offset by decreases in cash and short-term investments. The $7,384 increase in accounts receivable was primarily the result of higher sales during the month of September this year compared to last year, as well as higher days sales outstanding at September 30, 2006 of 53 days versus September 30, 2005 of 46 days. The higher sales were driven by customer request dates. The increase in inventory is due mainly to higher demo inventory due to the numerous new product introductions this past year, as well as higher work-in-process inventory for our RF products and parametric testers. Inventory turns were 4.6 at September 30, 2006, versus 4.4 at September 30, 2005. Current liabilities increased $449 during the period due mainly to higher short-term debt levels primarily in the UK and Japan to fund their local operations, and higher accrued payroll and related expenses due to higher commissions and other incentives tied to sales levels, partially offset by lower income taxes payable due to tax payments made primarily in Germany and lower reserves in certain jurisdictions.
Sources and Uses of Cash
The following table is a summary of our Consolidated Statements of Cash Flows:

	2006	2005

Cash provided by (used in):
Operating activities	$5,985	$10,543
Investing activities	(4,182)	(12,786)
Financing activities	(5,861)	93
Operating activities. Cash provided by operating activities was $5,985 and $10,543 for fiscal years 2006 and 2005, respectively. Cash from operating activities is net income adjusted for certain non-cash expenses and changes in assets and liabilities.
In fiscal year 2006, cash from operations resulted primarily from net income and the positive impact of non-cash expenses for depreciation, deferred income taxes and stock-based compensation. This was partially offset by increases in accounts receivable and inventories described above, and by contributing $2,500 to our U.S. pension plan. See Note G. Cash from operations was greater in fiscal 2005 than in 2006 due primarily to higher net income, changes in working capital described above, and $3,313 of excess tax benefits for employee stock purchase and option plans. SFAS No. 123(R) resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, is presented in the statement of cash flows as a financing cash inflow. Previously, the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during fiscal year 2006 was approximately $266 and is now reported in financing activities per the provisions of SFAS 123(R).
Investing activities. Cash used in investing activities was $4,182 and $12,786 in fiscal year 2006 and 2005, respectively. Cash flows from investing activities consist primarily of the purchase and sale of investments and purchases of property, plant and equipment. Capital spending was $4,910 in 2006 versus $3,768 in 2005. The increase was due mainly to purchasing equipment used in the development of new products to expand our product offering and accelerate the introduction of new products, and to purchase manufacturing equipment to upgrade our manufacturing floor and build our new products. We purchased $31,665 of short-term investments in 2006 versus $38,194 last year, while sales of short-term investments generated $36,393 in cash in 2006, compared to $29,176 in 2005. Short-term investments totaled $36,203 at September 30, 2006 as compared to $40,869 at the same time last year. During the fourth quarter of fiscal 2006, we spent $4,000 to invest in a private company, $1,250 in the form of non-marketable common stock and $2,750 in the form of subordinated debt. This investment is included in the “Other assets” caption of the Consolidated Balance Sheet at September 30, 2006. See Note D.
Financing activities. Cash used for financing activities in 2006 was $5,861 versus cash generated of $93 in 2005. During 2006, we repurchased $5,027 of our Common Shares, but did not repurchase any during 2005. See Note C. Additionally, the proceeds from employee stock purchase and option plans was $428 in 2006 and $2,921 in 2005. During fiscal 2005, there were two purchases made under the employee stock purchase plan with contributions totaling $2,435. The plan was amended during 2006 to eliminate the look-back feature and lower the discount from 15 percent to 5 percent. These changes made the plan non-compensatory under SFAS 123(R). As a result, participation for the 2006 fiscal year was much lower than in 2005. Enrollment for the 2007 plan year is comparable to participation in 2006. We borrowed $865 in the form of short-term debt during fiscal 2006 versus repaying $439 in 2005. The borrowings in 2006 are primarily in the UK and Japan to fund their local operations
The Company’s credit agreement, which expires March 31, 2009, is a $10,000 debt facility ($0 outstanding at September 30, 2006) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.125% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($872 of short-term debt and $392 for standby letters of credit at September 30, 2006.)
At September 30, 2006, we had total unused lines of credit with domestic and foreign banks aggregating $13,736 of which $10,000 was long-term and $3,736 was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note E. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, as amended, at September 30, 2006 and during each of the three years then ended.
Our current stock repurchase program expires on December 31, 2006. Under the current program we may repurchase up to an additional 1,594,500 Common Shares through December 31, 2006. See Note C.
During 2007, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2007 are expected to approximate $5,000 to $6,000.

~ 15 ~

Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2006:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Short-Term Debt	$872	$872	$—		$—		$—
Operating Lease Obligations	6,337	2,716	3,036		580		5
Payments Under Deferred Compensation Agreements (a)	394	106	212		76		—
Pension Benefit (b)	—	—	(b	)	(b	)	(b	)
Total Contractual Obligations	$7,603	$3,694	$3,248		$656		$5

(a)	Includes amounts due under a deferred compensation agreement with a retired executive. Amounts exclude additional interest that will be earned from September 30, 2007 through the time of payment. Other executives and directors are included in this plan; however, as retirement dates are uncertain, they are excluded from the above table.

(b)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2006. The Company made a 2006 pension contribution of $2,500 in fiscal 2006, and as such does not have a required contribution due in fiscal 2007. We are not able to reasonably estimate our future required contributions beyond 2006 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123(R). In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005.
We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning October 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on our consolidated financial statements for fiscal year 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note H for more information on the impact of the new standard.
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123(R)-3 to calculate our APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial statements.
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

~ 16 ~

change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. As such, the pronouncement is effective beginning with the Company’s 2007 fiscal year although early application is allowed.
In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 began to apply to reporting periods beginning after December 15, 2005. This FSP did not have a material effect on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. We are in the process of determining the impact of FIN No. 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on the funded status of the Company’s pension plans as of September 30, 2006, the adoption of SFAS 158 would reduce total stockholders’ equity by $6,109 on a pretax basis. By the time of adoption at September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

~ 17 ~

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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
We have completed integrated audits of Keithley Instruments, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and 2005, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note H to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.
Internal Control Over Financial Reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 28, 2006

~ 18 ~

Consolidated Statements of Operations
For the years ended September 30, 2006, 2005 and 2004 (In Thousands of Dollars Except for Per Share Data)

	2006	2005	2004

Net sales	$155,212	$141,552	$140,248
Cost of goods sold	60,037	55,567	54,605

Gross profit	95,175	85,985	85,643
Selling, general and administrative expenses	63,554	56,177	55,533
Product development expenses	23,671	17,040	15,017

Operating income	7,950	12,768	15,093
Investment income	1,972	1,383	540
Interest expense	(9)	(64)	(92)

Income before income taxes	9,913	14,087	15,541
Provision for income taxes	1,552	3,959	4,160

Net income	$8,361	$10,128	$11,381

Basic earnings per share	$0.51	$0.62	$0.71

Diluted earnings per share	$0.50	$0.61	$0.69

The accompanying notes are an integral part of the financial statements.

~ 19 ~

Consolidated Balance Sheets
As of September 30, 2006 and 2005 (In Thousands of Dollars Except for Share Data)

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$10,501	$14,397
Short-term investments	36,203	40,869
Refundable income taxes	583	387
Accounts receivable and other, net of allowance for doubtful accounts of $448 and $451 as of September 30, 2006 and 2005, respectively	26,836	19,452
Inventories:
Raw materials	9,375	9,191
Work in process	1,208	847
Finished products	4,064	3,113

Total inventories	14,647	13,151

Deferred income taxes	4,206	4,444
Prepaid expenses	1,664	1,385

Total current assets	94,640	94,085

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	16,961	16,638
Manufacturing, laboratory and office equipment	31,682	29,033

	49,968	46,996
Less-Accumulated depreciation and amortization	35,543	33,198

Total property, plant and equipment, net	14,425	13,798

Deferred income taxes	17,679	18,087
Other assets	22,148	16,394

Total assets	$148,892	$142,364

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$872	$—
Accounts payable	8,033	7,540
Accrued payroll and related expenses	6,089	5,618
Other accrued expenses	4,870	4,649
Income taxes payable	2,733	4,341

Total current liabilities	22,597	22,148

Long-term deferred compensation	3,549	3,100
Other long-term liabilities	6,243	5,140
Commitments and contingencies (See Note K)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,410,245 and 14,300,676 in 2006 and 2005	180	179
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 in 2006 and 2005	27	27
Capital in excess of stated value	33,703	30,155
Retained earnings	88,393	82,425
Accumulated other comprehensive income	615	397
Common Shares held in treasury, at cost	(6,415)	(1,207)

Total shareholders’ equity	116,503	111,976

Total liabilities and shareholders’ equity	$148,892	$142,364

The accompanying notes are an integral part of the financial statements.

~ 20 ~

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2006, 2005 and 2004 (In Thousands of Dollars)

			Capital		Accumulated	Common
		Class B	in excess		other	Shares	Total
	Common	Common	of stated	Retained	comprehensive	held in	shareholders’
	Shares	Shares	value	earnings	income	treasury	equity

Balance September 30, 2003	$172	$27	$25,305	$65,640	$98	$(6,479)	$84,763

Comprehensive Income:
Net income				11,381
Translation adjustment					219
Minimum pension liability adjustment					2
Net unrealized gain on derivative securities					70
Net unrealized investment gain					112
Total comprehensive income							11,784
Cash dividends:
Common Shares ($.15 per share)				(2,077)			(2,077)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	4		1,929			5,404	7,337
Common Shares acquired for settlement of deferred Directors’ fees			156			(156)	—
Common Shares reissued in settlement of Director’s fees			(6)			6	—
Amortization			28				28

Balance September 30, 2004	176	27	27,412	74,686	501	(1,225)	101,577

Comprehensive Income:
Net income				10,128
Translation adjustment					2
Minimum pension liability adjustment					(18)
Net unrealized gain on derivative securities					75
Net unrealized investment loss					(163)
Total comprehensive income							10,024
Cash dividends:
Common Shares ($.15 per share)				(2,131)			(2,131)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	3		2,749				2,752
Common Shares acquired for settlement of deferred Directors’ fees			172			(172)	—
Common Shares reissued in settlement of Director’s fees			(190)			190	—
Amortization			12				12

Balance September 30, 2005	179	27	30,155	82,425	397	(1,207)	111,976

Comprehensive Income:
Net income				8,361
Translation adjustment					182
Minimum pension liability adjustment					9
Net unrealized loss on derivative securities					(15)
Net unrealized investment gain					42
Total comprehensive income							8,579
Stock-based compensation			2,240				2,240
Cash dividends:
Common Shares ($.15 per share)				(2,135)			(2,135)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,127				1,128
Common Shares acquired for settlement of deferred Directors’ fees			222			(222)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(5,027)	(5,027)

Balance September 30, 2006	$180	$27	$33,703	$88,393	$615	$(6,415)	$116,503

The accompanying notes are an integral part of the financial statements.

~ 21 ~

Consolidated Statements of Cash Flows
For the years ended September 30, 2006, 2005 and 2004 (In Thousands of Dollars)

	2006	2005	2004

Cash flows from operating activities:
Net income	$8,361	$10,128	$11,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,194	4,081	4,010
Deferred income taxes	1,041	(2,079)	(187)
Deferred compensation	208	(30)	146
Stock-based compensation	2,240	—	—
Loss on the disposition/impairment of assets	256	126	76
Change in current assets and liabilities:
Refundable income taxes	(195)	(203)	361
Accounts receivable and other	(7,458)	2,181	(5,530)
Inventories	(1,459)	(554)	(1,358)
Prepaid expenses	31	117	(1,353)
Other current liabilities	(510)	(5,128)	7,925
Tax benefit of stock purchase and stock-based compensation arrangements	—	3,313	798
Other operating activities	(724)	(1,409)	(1,224)

Net cash provided by operating activities	5,985	10,543	15,045

Cash flows from investing activities:
Capital expenditures	(4,910)	(3,768)	(4,072)
Purchase of investments and other	(35,665)	(38,194)	(33,179)
Proceeds from maturities and sales of investments	36,393	29,176	21,037

Net cash used in investing activities	(4,182)	(12,786)	(16,214)

Cash flows from financing activities:
Net borrowing (repayment) of short-term debt	865	(439)	25
Proceeds from employee stock purchase and option plans	428	2,921	3,898
Tax benefit of stock purchase and stock-based compensation arrangements	266	—	—
Repurchase of Common Shares	(5,027)	—	—
Cash dividends	(2,393)	(2,389)	(2,335)

Net cash (used in) provided by financing activities	(5,861)	93	1,588

Effect of changes in foreign currency exchange rates on cash and cash equivalents	162	96	293

(Decrease) increase in cash and cash equivalents	(3,896)	(2,054)	712
Cash and cash equivalents at beginning of period	14,397	16,451	15,739

Cash and cash equivalents at end of period	$10,501	$14,397	$16,451

Supplemental disclosures of cash flow information Cash paid during the year for:
Income taxes	$2,003	$3,774	$486
Interest	51	182	227
The accompanying notes are an integral part of the financial statements.

~ 22 ~

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
Revenue recognition
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service is recognized ratably over the contractual service periods, and is not material to the Company’s consolidated results.
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
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $7,983, $7,358 and $7,223 in 2006, 2005 and 2004, respectively.
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
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts periodically and all account balances are reviewed for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance at beginning of year	$451	$454	$458
Additions	86	4	24
Write-offs, net of recoveries	(94)	(3)	(35)
Foreign exchange revaluation	5	(4)	7

Balance at end of year	$448	$451	$454

~ 23 ~

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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $4,194, $4,081 and $4,010 in fiscal 2006, 2005 and 2004, respectively.
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
The number of Common Shares, Class B Common Shares and Common Shares held in treasury is shown below:

		Class B	Common Shares
	Common Shares	Common Shares	held in treasury

Balance September 30, 2003	13,760,558	2,150,502	(535,888)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(9,423)
Common Shares reissued in settlement of directors’ fees	—	—	2,483
Shares issued under stock plans	306,549	—	398,837

Balance September 30, 2004	14,067,107	2,150,502	(143,991)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(11,222)
Common Shares reissued in settlement of directors’ fees	—	—	17,795
Shares issued under stock plans	233,569	—	—

Balance September 30, 2005	14,300,676	2,150,502	(137,418)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(17,563)
Common Shares reissued in settlement of directors’ fees	—	—	8,856
Shares issued under stock plans	109,569	—	—
Repurchase of Common Shares	—	—	(405,500)

Balance at September 30, 2006	14,410,245	2,150,502	(551,625)

~ 24 ~

Accumulated other comprehensive income
The components of accumulated other comprehensive income at September 30, 2006 and 2005 are as follows:

	2006	2005

Translation adjustment	$703	$521
Minimum pension liability adjustment	(27)	(36)
Net unrealized gain on derivative securities	40	55
Net unrealized investment loss	(101)	(143)

Accumulated other comprehensive income	$615	$397

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2006, 2005 and 2004.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, pension plan assumptions, estimates and assumptions relating to stock-based compensation costs, and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.
Earnings per share, including pro forma effects of stock-based compensation
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2006	2005	2004

Net income in thousands	$8,361	$10,128	$11,381
Weighted average shares outstanding	16,395,407	16,337,903	15,926,839
Assumed exercise of stock options, weighted average of incremental shares	170,495	251,408	583,989
Assumed purchase of stock under stock purchase plan, weighted average	1,262	1,983	33,161

Diluted shares – adjusted weighted average shares and assumed conversions	16,567,164	16,591,294	16,543,989
Basic earnings per share	$0.51	$0.62	$0.71
Diluted earnings per share	$0.50	$0.61	$0.69

Prior to the Company’s adoption of SFAS No. 123(R), the Company elected to account for stock awards issued to employees according to APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations. Under APB No. 25, no compensation expense was recognized in the Company’s consolidated financial statements for employee stock awards except in certain cases when stock awards were granted below the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” the measurement of compensation expense was based on the fair value of employee stock options or purchase rights at the grant or right date and required the use of option pricing models to value the options.
The following table illustrates the effect on net earnings per share as if the fair value method had been applied to all outstanding awards for fiscal year 2005 and 2004:

	2005	2004

Net income	$10,128	$11,381
Add: Stock-based employee compensation (income) expense included in reported income, net of related tax effects	(5)	45
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,168)	(4,452)

Pro forma net income	$3,955	$6,974

Pro forma earnings per share:
Basic	$0.24	$0.44
Diluted	$0.24	$0.42

~ 25 ~

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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2006, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. Prior to its expiration, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $120 and $163 in 2005 and 2004, respectively, for the interest rate swap fair market value.
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
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board, (“FASB”), issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This new pronouncement requires compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which expresses the views of the Staff regarding the adoption of SFAS No. 123(R). In April 2005, the effective date to apply the provisions of the pronouncement was postponed for public entities to fiscal years beginning after June 15, 2005.
We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning October 1, 2005, the first day of the first quarter of fiscal 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes and earnings per share as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The adoption of SFAS No. 123(R) had a material impact on our consolidated financial statements for fiscal year 2006, and is expected to continue to materially impact our financial statements in the foreseeable future. See Note H for more information on the impact of the new standard.
In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”). FSP FAS 123(R)-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123(R)-3 to calculate our APIC Pool. FSP FAS 123(R)-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial statements.
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

~ 26 ~

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
In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 began to apply to reporting periods beginning after December 15, 2005. This FSP did not have a material effect on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. We are in the process of determining the impact of FIN No. 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on the funded status of the Company’s pension plans as of September 30, 2006, the adoption of SFAS 158 would reduce total stockholders’ equity by $6,109 on a pretax basis. By the time of adoption at September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

~ 27 ~

Note B – Guarantor’s Disclosure Requirements
Guarantee of original lease:
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $601 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product warranties:
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for fiscal years 2006 and 2005.
A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2006 and 2005 is as follows:

	2006	2005

Beginning balance	$1,084	$1,459
Accruals for warranties issued during the period	1,442	1,823
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(211)	(425)
Settlements made (in cash or in kind) during the period	(1,323)	(1,773)

Ending balance	$992	$1,084

Note C – Repurchase of Common Shares
On December 10, 2003, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2003 program”). Under the terms of the 2003 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of shares outstanding at the time the program was approved, over a three-year period ending December 31, 2006. The purpose of the 2003 program is to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The 2003 program replaces the prior program, which expired in December 2003 and had substantially the same terms as the 2003 program.
The following table summarizes the Company’s stock repurchase activity:

2006

Total number of shares purchased	405,500
Average price paid per share (including commissions)	$12.40
Identity of broker-dealer used to effect the purchases	National Financial Securities LLC
Number of shares purchased as part of a publicly announced repurchase program	405,500
Maximum number of shares that remain to be purchased under the program	1,594,500

At September 30, 2006, all the Common Shares purchased under the Company’s share repurchase programs remained in treasury. There were no Common Share repurchases under the Company’s share repurchase programs during fiscal year 2005 or 2004, and there were no Common Shares in treasury at September 30, 2005 or 2004 pursuant to these programs.
Also, included in the “Common shares held in treasury, at cost” caption of the Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 146,125 and 137,418 at September 30, 2006 and 2005, respectively.
Note D – Short-term Investments
The Company classifies its short-term investments as “available-for-sale,” which requires they be recorded at fair market value with the resulting gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. There were no sales of marketable securities in fiscal year 2006 or 2005. Gross realized losses of $129 were recognized on sales of marketable securities in fiscal year 2004 using the specific identification method.

~ 28 ~

Short-term investments at September 30, 2006 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

U.S. government and agency securities	$16,558	$—	$(154)	$16,404
Corporate notes and bonds	19,799	—	—	19,799

Total short-term investments	$36,357	$—	$(154)	$36,203

Short-term investments at September 30, 2005 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

U.S. government and agency securities	$25,537	$3	$(221)	$25,319
Corporate notes and bonds	15,550	—	—	15,550

Total short-term investments	$41,087	$3	$(221)	$40,869

At September 30, 2006 and 2005, the securities, notes and bonds have maturity dates as follows:

	2006	2005

Less than 1 year	$25,052	$24,512
1 year to 5 years	11,151	16,357

Total short-term investments	$36,203	$40,869

Our short-term investments consist primarily of high quality debt securities, therefore unrealized losses are largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis, and no impairment relating to short-term investments was considered to be other-than-temporary. The $154 and $221 of unrealized losses for U.S. government and agency securities at September 30, 2006 and 2005 relate to investments with a fair market value of approximately $16,404 and $23,419, respectively. The $154 unrealized losses at September 30, 2006 relate to investments that have been in a continuous loss position for more than 12 months.
The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes the following long-term cost method investments at September 30, 2006 and 2005:

	2006	2005

Non-marketable equity securities	$1,250	$—
Note receivable	2,750	—
Venture capital fund	183	493

	$4,183	$493

The note receivable bears interest at a rate of 8.65% compounded annually. The note, including interest, becomes payable on demand on or after September 21, 2016.
The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, the Company recorded impairment losses of $153 during fiscal year 2006. No impairment losses were recorded in fiscal year 2005 or 2004.
Note E — Financing Arrangements
On March 30, 2005, the Company amended its credit agreement to extend the term to March 31, 2008 from March 31, 2005. On March 29, 2006, the Company extended the term of its credit agreement to March 31, 2009 from March 31, 2008. The agreement is a $10,000 debt facility ($0 outstanding at September 30, 2006 and 2005, respectively) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The three-month LIBOR interest rate was 5.4% and 4.1% at September 30, 2006 and 2005, respectively. The Company is required to pay a facility fee of 0.125% on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($872 of short-term debt and $392 for standby letters of credit at September 30, 2006, and $617 for standby letters of credit outstanding at September 30, 2005). The weighted average interest rate on short-term borrowings was 3.0% at September 30, 2006. The Company had total unused lines of credit with domestic and foreign banks aggregating $13,736, of which $10,000 was long-term and $3,736 was a combination of long-term and short-term depending upon the nature of the indebtedness at September 30, 2006.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2006.
The Company had an interest rate swap agreement with a commercial bank to effectively fix its interest rate on $3,000 of variable rate debt. The agreement effectively fixed the interest rate on a notional $3,000 of variable LIBOR rate debt at 6.4%. The agreement expired September 19, 2005.

~ 29 ~

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
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include (losses) gains from such foreign exchange transactions of ($54), $12 and $132 for 2006, 2005 and 2004, respectively.
At September 30, 2006, the Company had obligations under foreign exchange forward contracts to sell 2,550,000 Euros, 525,000 British pounds and 270,000,000 Yen at various dates through December 2006. In accordance with the provisions of SFAS 133 (as amended), the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2006 and 2005, the fair market value of the contracts represented an asset to the Company of $104 and $99, respectively.
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

	United States Plan		Non-U.S. Plan
	2006	2005	2006	2005

Service cost-benefits earned during the year	$1,641	$1,274	$214	$181
Interest cost on projected benefit obligation	2,000	1,859	275	281
Expected return on plan assets	(2,890)	(2,685)	(80)	(77)
Amortization of transition asset	(10)	(43)	21	22
Amortization of prior service cost	178	178	5	5
Amortization of net loss	438	—	—	—

Net periodic pension cost	$1,357	$583	$435	$412

The following table sets forth the funded status of the Company’s plans at September 30, 2006 and 2005:

	United States Plan		Non-U.S. Plan*
	2006	2005	2006	2005

Change in projected benefit obligations:
Benefit obligation at beginning of year	$36,940	$29,063	$6,379	$5,311
Service cost	1,641	1,274	214	181
Interest cost	2,000	1,859	275	281
Actuarial (gain) loss	(5,668)	5,859	54	999
Benefits paid	(1,113)	(1,115)	(149)	(144)
Foreign currency exchange rate changes	—	—	362	(249)

Benefit obligation at year end	$33,800	$36,940	$7,135	$6,379

Change in plan assets:
Fair value of plan assets at beginning of year	$34,409	$29,662	$1,092	$1,061
Actual return on pension assets	3,087	2,362	26	28
Employer contributions	1,500	3,500	61	62
Benefits paid	(1,113)	(1,115)	(22)	(21)
Foreign currency exchange rate changes	—	—	62	(38)

Fair value of plan assets at end of year	37,883	34,409	1,219	1,092

Funded status – over (under) funded	4,083	(2,531)	(5,916)	(5,287)
Unrecognized actuarial loss	4,593	10,896	754	611
Contributions after measurement date	1,000	—	—	—
Unrecognized prior service cost	692	870	29	32
Unrecognized initial net (asset) obligation	—	(10)	41	60

Prepaid pension assets (pension liability) recognized	$10,368	$9,225	$(5,092)	$(4,584)

~ 30 ~

Amounts recognized in the Consolidated Balance Sheets at September 30, 2006 and 2005, consist of the following:

	United States Plan		Non-U.S. Plan*
	2006	2005	2006	2005

Other assets (long-term)	$10,368	$9,225	$—	$—
Other long-term liabilities	—	—	(5,092)	(4,584)

Prepaid pension assets (pension liability) recognized	$10,368	$9,225	$(5,092)	$(4,584)

* The Company has purchased indirect insurance of $4,885 which is expected to be available to the Company as non-U.S. pension liabilities of $5,092 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $4,885 and $4,425 at September 30, 2006 and 2005, respectively, for this asset. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” this Company asset is not included in the non-U.S. plan assets.
The accumulated benefit obligation for all defined benefit plans was $36,556 and $38,545 at September 30, 2006 and 2005, respectively.
At September 30, 2006 and 2005, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for the non-U.S. plan. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2006 were $7,135, $6,380, and $1,219, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. Plan at September 30, 2005 were $6,379, $5,681, and $1,092, respectively.
As of the measurement date, the plan assets’ allocation for the United States plan by asset category was as follows:

	June 30,
	2006	2005

Equity securities	63%	61%
Fixed income	12	12
Market neutral hedge fund	18	18
Cash equivalent (money market fund)	4	7
Real estate	3	2

	100%	100%

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
The significant actuarial assumptions used to determine benefit obligations at September 30, 2006 and 2005 were as follows:

	2006	2005

United States Pension Plan:
Discount rate	6.625%	5.5%
Rate of increase in compensation levels	4.0%	3.5%

Non-U.S. Pension Plan:
Discount rate	4.5%	4.25%
Rate of increase in compensation levels	3.0%	3.0%
The significant actuarial assumptions used to determine net pension expense for fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004

United States Pension Plan:
Discount rate	5.375%	6.5%	6.25%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.5%	3.5%	3.5%

Non-U.S. Pension Plan:
Discount rate	4.25%	5.25%	6.0%
Expected long-term rate of return on plan assets	5.0%	7.0%	7.0%
Rate of increase in compensation levels	3.0%	3.0%	3.0%

~ 31 ~

In determining its expected long-term rate-of-return-on-asset assumption for the fiscal year ending September 30, 2006, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.
Expected future benefit payments for both the United States and the non-U.S. plans are as follows:

	United States Plan	Non-U.S. Plan

2007	$1,130	$173
2008	$1,190	$210
2009	$1,249	$247
2010	$1,307	$263
2011	$1,418	$286
2012 – 2016	$9,689	$1,816
The Company expects to contribute approximately $2,000 to $3,000 to its pension plans in fiscal year 2007 subject to analyzing the impact of SFAS 158 and the Pension Protection Act of 2006.
In addition to the defined benefit pension plan, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. It has been the Company’s practice to match a minimum of 25 percent of the first six percent of a participants’ contribution, and may match up to 50 percent of the first six percent of a participants contribution depending upon the Company’s financial performance, as part of its profit sharing program. Expense for the 401(k) plan amounted to $724, $900 and $831 in 2006, 2005 and 2004, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. Expense related to the additional profit sharing program amounted to $0, $0 and $248 in 2006, 2005 and 2004, respectively.
The Company also has an unfunded supplemental executive retirement plan (SERP) for former key employees which includes retirement, death and disability benefits. Expense recognized for these benefits was $10, $9, and $9 for 2006, 2005 and 2004, respectively. Liabilities of $8 and $8 were accrued in the “Accrued payroll and related expenses” caption on the Company’s Consolidated Balance Sheets, and $141 and $152 were accrued in the “Other long-term liabilities” caption to meet all SERP obligations at September 30, 2006 and 2005, respectively.
Note H — Stock Plans
Stock Option Plans
Effective October 1, 2005, the Company adopted SFAS No. 123(R), which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application. Under this method, compensation cost is recognized for share-based awards issued after the effective date of SFAS No. 123(R) and for the remaining vesting periods of awards that had been included in proforma expense in prior periods adjusted for estimated forfeitures.
During the second and third quarters of fiscal 2005, the Company’s Board of Directors and Executive Committee of the Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options. These options, outstanding as of January 31, 2005 and August 9, 2005, had exercise prices of $17.00 or higher and $16.00 or higher, respectively. As a result of the acceleration, the Company reduced stock option expense it otherwise would have been required to record under SFAS No. 123(R) by approximately $2,200 in fiscal 2006, and expects to reduce expense in fiscal 2007 and 2008 by approximately $2,000 and $900 on a pretax basis, respectively.
On February 16, 2002, the Company’s shareholders approved the Keithley Instruments, Inc. 2002 Stock Incentive Plan. Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. This plan will expire on February 16, 2012. Under the 1992 Stock Incentive Plan, 5,400,000 of the Company’s Common Shares were reserved for the granting of options to officers and other key employees. After February 8, 2002, no new grants could be issued from this plan. All options outstanding at the time of termination of either plan shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. Incentive stock options granted under the plans cannot be granted with an exercise price less than the fair market price at the date of the grant with an exercise period not to exceed ten years. Such grants generally become exercisable over a four year period. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. Both plans also provide for restricted stock awards and stock appreciation rights. At September 30, 2006, 956,680 shares were registered and available for the granting of equity-based awards to directors, officers and other key employees.
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
During fiscal 2006, the Company recorded stock-based compensation expense of approximately $2,240 pretax, or approximately $0.09 per share after taxes. In arriving at the amount of recorded expense, we estimate that eight percent of the total awards granted will be forfeited prior to their vesting. During fiscal years 2005 and 2004 we recorded ($5) and $45 of pretax stock-based compensation (income) expense, respectively. No assumed forfeiture rate was applied to the amount recorded prior to the adoption of SFAS No. 123(R).

~ 32 ~

SFAS No. 123(R) resulted in a change to the statement of cash flows beginning October 1, 2005, in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, would be presented in the statement of cash flows as a financing cash inflow. Prior to the adoption of SFAS No. 123(R), the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during fiscal year 2006, 2005 and 2004 was approximately $266, $3,313 and $798, respectively.
As of September 30, 2006, there was $2,460 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Stock Option Activity
On October 3, 2005, the Company granted non-qualified stock options of 165,651 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent after each of years three and four. The options have an exercise price equal to the $15.05 market value of the shares as of the October 3, 2005 grant date.
Activity under all option plans was as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value

Outstanding at September 30, 2003	3,400,339	$17.44
Options granted at fair market value	661,600	19.15
Options exercised	(569,969)	4.32		$9,963
Options forfeited	(87,124)	20.97

Outstanding at September 30, 2004	3,404,846	19.88
Options granted at fair market value	94,250	16.33
Options exercised	(67,050)	7.24		$624
Options forfeited	(104,700)	19.80

Outstanding at September 30, 2005	3,327,346	20.03
Options granted at fair market value	165,651	15.05
Options exercised	(59,366)	5.46		$540
Options forfeited	(135,650)	29.70

Outstanding at September 30, 2006	3,297,981	$19.65	5.83	$2,333

Vested and expected to vest at September 30, 2006	3,297,981	$19.65	5.83	$2,333

Exercisable at September 30, 2006	3,118,580	$19.92	5.66	$2,330

The options outstanding at September 30, 2006 have been segregated into ranges for additional disclosure as follows:

	Outstanding			Exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$ 2.53 - $13.76	847,430	4.75	$10.61	835,680	$10.58
$14.79 - $16.12	718,401	7.28	$15.85	550,750	$16.10
$16.23 - $18.41	587,600	5.36	$18.06	587,600	$18.06
$18.72 - $19.23	577,350	7.47	$18.81	577,350	$18.81
$19.97 - $45.13	563,200	4.45	$40.32	563,200	$40.32
$48.44 - $66.75	4,000	4.00	$61.05	4,000	$61.05

	3,297,981	5.83	$19.65	3,118,580	$19.92

~ 33 ~

The weighted-average fair values at date of grant for options granted during fiscal years 2006, 2005 and 2004 were $5.93, $4.60, and $8.10, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Expected life (years)	4.5	2.5	4.5
Risk-free interest rate	4.3%	3.4%	3.5%
Volatility	45%	44%	51%
Dividend yield	1.0%	1.0%	1.0%
The risk-free interest rate and dividend yield were obtained from published sources based upon factual data. In order to determine the expected life, we considered the exercise behavior of past grants to model expected future patterns. Patterns were determined by examining behavior of the aggregate pool of optionees, including the reactions to vesting, realizable value, long-run exercise propensity, pent-up demand, stock run-up effect and short-time-to-maturity effect. The weighted-average expected stock-price volatility assumptions were determined primarily based upon observed historical volatility of Keithley’s stock price, as well as the volatility implied in the prices of recent exchange-traded options.
Performance Award Units
Beginning in fiscal 2006, the Company began granting performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, and may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number awards we expect will be issued upon the completion of the performance period.
Following is activity for fiscal 2006 related to performance awards:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted	164,025	$15.05
Awards issued	—	—
Awards forfeited	(2,400)	15.05

Outstanding at September 30, 2006	161,625	$15.05

Restricted Award Units
Beginning in fiscal 2006, the Company began granting restricted award units to key employees. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards generally will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement.
Following is activity for fiscal 2006 related to restricted awards:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted	16,775	$14.91
Awards issued	—	—
Awards forfeited	(850)	15.05

Outstanding at September 30, 2006	15,925	$14.90

Directors Equity Plans
Prior to the adoption of SFAS No. 123(R), the Company’s non-employee Directors had received annual stock option grants issued pursuant the 1997 Directors’ Stock Option Plan or the 1992 Directors’ Stock Option Plan. These grants are included in the stock option activity above. The Company’s Board of Directors terminated these plans on December 8, 2005 and February 15, 1997, respectively. Beginning October 1, 2005, the non-employee Director annual stock option grant was replaced with an annual Common Share grant equal to $58. The Common Shares will be issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During fiscal 2006, we recorded $507 of expense for the issuance of 35,695 shares issued pursuant to this program based upon the fair market value of the shares at the date of grant. The Board of Directors also may issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her election. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share.

~ 34 ~

Employee Stock Purchase Plan
On February 5, 1994, the Company’s shareholders approved the 1993 Employee Stock Purchase and Dividend Reinvestment Plan. The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. The purchase price of the Common Shares was 85 percent of the lower of the market price at the beginning or ending of the calendar plan year. A mid-year enrollment option was also available for new employees. The purchase price for the mid-year enrollees was 85 percent of the lower of the market price at the beginning of the mid-year period or ending of the calendar plan year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, of which 81,119 remained available at September 30, 2006. During fiscal year 2005, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005. In July 2005, January 2005, and January 2004, 65,266, 101,253 and 135,412 shares were purchased by employees under this plan at a price of $13.10, $15.61 and $10.63 per share, respectively.
On February 11, 2006, the Company’s shareholders approved the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, the “2005 Plan.” The provisions contained in the 2005 Plan are similar to those of the 1993 Employee Stock Purchase and Dividend Reinvestment Plan; however, the lookback feature for determining the purchase price has been eliminated and the purchase price will be equal to 95 percent of the market price at the end of the subscription period. The provisions contained in the 2005 Plan eliminate the measurement of compensation expense required by SFAS No. 123(R). The 2005 Plan subscription period that began on July 1, 2005 ended on June 30, 2006. In July 2006, 9,410 shares were purchased by employees under this plan at a price of $12.09 per share. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which 490,590 remain available for purchase at September 30, 2006.
Note I — Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	2006	2005	2004

United States	$8,705	$13,637	$8,726
Non-U.S.	1,208	450	6,815

	$9,913	$14,087	$15,541

The provision for income taxes is as follows:

	2006	2005	2004

Current:
Federal	$(109)	$4,032	$1,620
Non-U.S.	617	1,705	2,681
State and local	3	301	46

Total current	511	6,038	4,347

Deferred:
Federal, state and local	962	(1,530)	(50)
Non-U.S.	79	(549)	(137)

Total deferred	1,041	(2,079)	(187)

Total provision	$1,552	$3,959	$4,160

Differences between the statutory United States federal income tax and the effective income tax rates are as follows:

	2006	2005	2004

Federal income tax at statutory rate	$3,370	$4,790	$5,284
State and local income taxes	612	(9)	(103)
Extraterritorial Income Exclusion	(547)	(697)	(539)
Domestic Manufacturing Deduction	(24)	—	—
Research Tax Credit	(201)	(674)	(393)
Tax on non-U.S. income	265	481	255
Foreign tax credit carryforwards	(400)	(323)	(98)
Valuation allowance	(1,281)	234	105
Other tax credit carryforwards	—	—	112
Adjustment for prior years’ taxes	(315)	—	(552)
Other	73	157	89

Effective provision for income taxes	$1,552	$3,959	$4,160

Effective income tax rate	15.7%	28.1%	26.8%

~ 35 ~

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2006 and 2005 are as follows:

Deferred tax assets:	2006	2005

Stock options	$940	$222
Capitalized research and development	11,125	12,478
Inventory	1,640	1,758
Deferred compensation	1,408	1,394
Tax credit carryforward	6,343	7,799
Depreciation	1,274	1,025
Warranty	318	339
Medical	131	131
Intangibles	72	88
State and local taxes	940	1,104
Net operating losses	1,135	511
Other	1,398	2,374

Total deferred tax assets	26,724	29,223

Deferred tax liabilities:

Pension contribution	3,552	3,229
Other	146	463

Total deferred tax liabilities	3,698	3,692

Valuation allowance	(1,141)	(3,000)

Net deferred tax assets	$21,885	$22,531

The valuation allowance relates to net operating losses which may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2006, 2005 and 2004 are as follows:

	2005		2004	2003

Balance at beginning of year	$3,000		$2,627	$2,332
Charged to costs and expenses	561		373	105
Charged to other accounts			—	190	(a)
Deductions	(2,420	) (b)	—	—

Balance at end of year	$1,141		$3,000	$2,627

(a)	The valuation allowance relates to provision for foreign tax credits and certain foreign net operating losses which may not be realized due to the uncertainty of future profitability levels. Approximately $190 of the valuation allowance recorded in fiscal 2004 was recorded as a reduction of shareholders’ equity as foreign tax credits generated in the current year could not be utilized due to the benefit of nonqualified stock options.
(b)	The valuation allowance against the foreign tax credits was released due to the current year utilization of credits and the Company’s increased capacity to utilize credits prior to the expiration period.
At September 30, 2006, the Company had tax credit carryforwards and foreign net operating loss carryforwards (tax effected) as follows:

		Year Expiration Commences

Alternative minimum tax credit	$2,212	indefinite
Foreign tax credit	610	2012-2013
R&D credit	3,521	2009-2021
Foreign NOL’s	1,135	2010-indefinite

The Company recorded credits of $646, $352 and $3,721 to additional paid-in-capital during the years ended September 30, 2006, 2005 and 2004, respectively, in connection with the tax benefit related to deductions for stock-based compensation programs.
The calculation of the Company’s provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized, unless it is probable that the Company’s position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on the Company’s estimate of whether, and the extent to which, additional taxes will be due.

~ 36 ~

Note J – Severance Charges
During fiscal 2003, the Company recorded severance charges relating to a reduction in force of 23 individuals, or less than 5 percent of the worldwide work force. At September 30, 2005, no liability remained on the balance sheet for severance charges.
A reconciliation of the changes in the aggregated accrued severance liability for fiscal year 2005 is as follows:

2005

Beginning balance	$107
Expense recognized and adjustments	(21)
Payments made	(94)
Foreign exchange revaluation	8

Ending balance	$—

Note K – Commitments and Contingencies
Leases
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $146 in 2006, $184 in 2005 and $160 in 2004) was $2,716, $2,289 and $2,117 for 2006, 2005 and 2004, respectively. Future minimum lease payments under operating leases are:

2007	$2,716
2008	1,804
2009	1,232
2010	420
2011	160
After 2011	5

Total minimum operating lease payments	$6,337

Stock option matters
As previously announced, the Company’s management initiated an internal review of its stock option practices in light of concerns raised at other companies. Following that internal review, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained Jones Day as its independent counsel to assist it in the investigation (the “Independent Counsel”).
Following appointment of the Special Committee, the Company voluntarily notified the staff of the SEC of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices. The SEC’s inquiry is ongoing and the Company continues to cooperate with the SEC staff.
The Special Committee’s findings, which have been adopted by the Board of Directors, are as follows:
•	There was no evidence of “backdating” annual stock option grants prior to the date of approval by the Board of Directors.

•	There was a multi-day delay by management in setting the exercise price for annual stock option grants in 2000, 2001 and 2002. The delay resulted in the options having a lower exercise price than the price on the date of Board approval. In each of these three years, the price selected by management was the lowest price for the Company’s common shares for the period between Board approval and the administrative recording of the grants.

•	Although the Special Committee determined that the terms of the Company’s stock incentive plans required the options to be priced on the date the Board approved them, there was no finding of intentional misconduct on the part of senior management or any other Keithley officer, Director or employee responsible for the administration of the Company’s stock option grants. Notwithstanding the fact that management exceeded its authority under the Company’s plans, the Company will honor the options in accordance with the terms as they were set by management.

•	Based on evidence gathered and analyzed by the Independent Counsel, the Special Committee found the dates selected by management for the annual grants in 2000-2002 are the appropriate measurement dates for accounting purposes. Accordingly, it is unnecessary for the Company to record any compensation expense with respect to the annual option grants in 2000-2002, and therefore there is no need for the Company to restate its financial statements as a result of these grants.

•	The Special Committee concluded that there were no material misstatements in the Company’s public filings regarding the number of annual options granted during the years reviewed; there is no evidence that the Company timed the grant date or pricing of annual stock option grants to take advantage of material non-public information and there was no wrongdoing or lack of oversight by the Company’s independent directors or the Human Resources and Compensation Committee of the Board of Directors (the “Compensation Committee”).

•	The Special Committee also reviewed the Company’s practices regarding stock option grants, other than its annual grants, which are generally grants of smaller numbers of options to new hires and to existing employees for promotions. The Special Committee concluded that management exceeded certain aspects of the authority granted to management by the Company’s stock option plans and the Compensation Committee, but that these grants involved small numbers of shares and were largely the result of ministerial errors by management.

~ 37 ~

None of the options that were part of the 2000-2002 annual grants have been exercised by any executive officer of the Company and none of the options are currently “in the money.”
As a result of the investigation, the Company’s Compensation Committee has adopted additional procedures for the granting of equity awards that govern how stock options and other equity awards will be granted and documented. Among other things, the policy makes it clear that, for annual grants, options must have an exercise price equal to the closing price of the Common Shares on the date the Committee approves them unless the Committee specifically establishes another price or method for determining the price at the time it approves them. The policy also clarifies the extent of any authority delegated to management to make grants other than annual grants. In addition, the Board of Directors has initiated a search for a general counsel and chief compliance officer who will, among other things, have involvement in the Company’s equity award process.
As a result of the costs and management time incurred by the Company in connection with the investigation, the Company has determined that Joseph P. Keithley, the Company’s Chairman of the Board, President and Chief Executive Officer, and Mark J. Plush, the Company’s Chief Financial Officer, will not receive a bonus for fiscal 2006, a salary increase for calendar year 2007, or any equity grants prior to the annual grants expected to be made in November 2007, and that Philip R. Etsler, the Company’s Vice President of Human Resources, will not receive a bonus for fiscal 2006, a salary increase for calendar year 2007 or any options prior to the time of the annual grants expected to be made in November 2007, although he is expected to receive performance shares in connection with the 2006 annual grants expected to be made to employees shortly following the filing of this Form 10-K.
On August 9, 2006 and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated before the Hon. Judge Christopher Boyko. On November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006 and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
At a Case Management Conference on December 4, 2006, Judge Christopher A. Boyko of the United States District Court for the Northern District of Ohio orally ordered that the four cases be consolidated into a single action in that court. The Company expects the Judge’s written order reflecting this consolidation to be entered shortly. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock-options were granted by the Company so as to maximize the value of the stock options or knew or should have known of such manipulation by others. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
In the normal course of business, the Company is subject to various other legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that the final outcome of pending matters known to management will not have a material adverse impact on the financial position or results of operations of the Company.
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

	2006	2005	2004

Net sales:

United States	$46,489	$39,819	$44,588
Other Americas	4,982	3,418	2,410
Germany	19,791	15,903	16,865
Other Europe	30,387	27,641	31,200
Japan	16,691	17,189	17,566
Other Asia	36,872	37,582	27,619

	$155,212	$141,552	$140,248

Long-lived assets:

United States	$30,246	$24,408	$22,750
Germany	5,406	4,720	4,545
Other	921	1,064	756

	$36,573	$30,192	$28,051

~ 38 ~

Note M – Subsequent Event
Effective December 8, 2006, Congress passed the “Tax Relief and Health Care Act of 2006.” This act retroactively extended the research tax credit through December 31, 2007. The research tax credit has (expired as of December 31, 2005. Accordingly, during the first quarter of fiscal year 2007, we expect to record a tax benefit of approximately $882 associated with retroactive application from January 1 through September 30, 2006.
Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2006 and 2005.

	First	Second	Third	Fourth

Fiscal 2006

Net sales	$35,790	$39,679	$38,427	$41,316
Gross profit	22,203	24,215	23,427	25,330
Income before income taxes	2,621	3,008	1,730	2,554
Net income	1,926	2,098	1,669	2,668
Diluted earnings per share	.12	.13	.10	.16

Fiscal 2005

Net sales	$35,643	$37,663	$33,251	$34,995
Gross profit	21,443	23,082	20,138	21,322
Income before income taxes	4,045	4,659	2,732	2,651
Net income	2,791	3,215	1,854	2,268
Diluted earnings per share	.17	.19	.11	.14

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2006.
Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report dated December 28, 2006 included under Item 8.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

~ 39 ~

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Chief Executive and Chief Financial Officer Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31(a) and 31(b) to this report. Additionally, in March 2006, our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
ITEM 9B – OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, its audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.
The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
See the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the caption “Audit Fees” in the Company’s Proxy Statement to be used in conjunction with the February 10, 2007 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

~ 40 ~

(a)(3) Index to Exhibits

Exhibit
Number	Description

3(a)	Code of Regulations, as amended on February 9, 1985. (Reference is made to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(a)*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (d)*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (e)*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (f)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10 (g)*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (h)*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (i)	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (j)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

10 (k)	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (l)	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (m)	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated March 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (n)*	Form of Indemnification Agreement entered into by the Company and each of Brian R. Bachman, James T. Bartlett, James B. Griswold, Leon J. Hendrix, Jr., William Hudson, Joseph P. Keithley, Dr. N. Mohan Reddy, Barbara Scherer and R. Elton White, as members of the Company’s Board of Directors on December 2, 2004. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (o)*	Form of Indemnification Agreement entered into by the Company and each of Philip R. Etsler, Mark J. Plush and Linda C. Rae, as executive officers of the Company, on December 2, 2004. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (p)*	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors On May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (q)*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan. (Reference is made to Appendix B of the Company’s Definitive Proxy Statement dated December 29, 2005 (File No. 1-9965), which is incorporated herein by reference.)

10 (r)	Fifth Amendment to Credit Agreement, dated September 27, 2006.

10 (s)*	Keithley Instruments, Inc. form of option agreement for the use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (t)*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

~ 41 ~

Exhibit
Number	Description

10 (u)*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10 (v)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (as amended December 28, 2006).

14	Code of Ethics. (Reference is made to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended September, 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31 (a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31 (b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32 (a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32 (b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(c) Exhibits
See “Index to Exhibits” at Item 15(a)(3) above.
(d) Financial Statement Schedules
Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

~ 42 ~

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Keithley Instruments, Inc.
(Registrant)

By: /s/ Joseph P. Keithley

Joseph P. Keithley, (Chairman, President and Chief Executive Officer) Date: December 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley	Chairman of the Board of Directors, President and	12/28/06

Joseph P. Keithley	Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Plush	Vice President and Chief Financial Officer	12/28/06

Mark J. Plush	(Principal Financial and Accounting Officer)

/s/ Brian R. Bachman	Director	12/28/06

Brian R. Bachman

/s/ James T. Bartlett	Director	12/28/06

James T. Bartlett

/s/ James B. Griswold	Director	12/28/06

James B. Griswold

/s/ Leon J. Hendrix, Jr.	Director	12/28/06

Leon J. Hendrix, Jr.

/s/ Brian J. Jackman	Director	12/28/06

Brian J. Jackman

/s/ N. Mohan Reddy	Director	12/28/06

N. Mohan Reddy

/s/ Thomas A. Saponas	Director	12/28/06

Thomas A. Saponas

/s/ Barbara V. Scherer	Director	12/28/06

Barbara V. Scherer

/s/ R. Elton White	Director	12/28/06

R. Elton White

~ 43 ~