Form 10-Q
period 2006-12-31
KEITHLEY INSTRUMENTS INC
filed 2007-02-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of February 7, 2007 there were outstanding 14,028,483 Common Shares (net of share repurchased held in treasury), without par value and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarterly Report on Form 10-Q by Keithley Instruments, Inc. (“Keithley,” “the Company,” “we,” “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, and growth in the markets Keithley sells into, conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, obligations under our retirement benefit plans, and the consequences of investigations and litigation related to our stock option practices.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of Part II of this
Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,
	2006	2005	2006
Assets
Current assets:
Cash and cash equivalents	$13,564	$10,243	$10,501
Short-term investments	35,764	43,402	36,203
Refundable income taxes	331	846	583
Accounts receivable and other, net	24,216	18,475	26,836
Inventories:
Raw materials	9,652	8,865	9,375
Work in process	1,478	1,391	1,208
Finished products	4,181	3,999	4,064

Total inventories	15,311	14,255	14,647
Deferred income taxes	4,124	4,085	4,206
Prepaid expenses	2,449	2,252	1,664

Total current assets	95,759	93,558	94,640

Property, plant and equipment, at cost	51,031	48,212	49,968
Less-Accumulated depreciation	36,535	34,045	35,543

Property, plant and equipment, net	14,496	14,167	14,425

Deferred income taxes	18,054	17,807	17,679
Other assets	22,526	16,125	22,148

Total assets	$150,835	$141,657	$148,892

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$609	$214	$872
Accounts payable	8,106	7,277	8,033
Accrued payroll and related expenses	5,140	4,561	6,089
Other accrued expenses	4,609	4,320	4,870
Income taxes payable	2,357	3,083	2,733

Total current liabilities	20,821	19,455	22,597

Long-term deferred compensation	3,850	3,392	3,549
Other long-term liabilities	6,560	5,066	6,243
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,410,245 at December 31, 2006, 14,315,164 at December 31, 2005 and 14,410,245 at September 30, 2006	180	179	180
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at December 31, 2006, December 31, 2005 and September 30, 2006	27	27	27
Capital in excess of stated value	34,097	30,888	33,703
Retained earnings	90,878	83,750	88,393
Accumulated other comprehensive income	837	168	615
Common shares held in treasury, at cost	(6,415)	(1,268)	(6,415)

Total shareholders’ equity	119,604	113,744	116,503

Total liabilities and shareholders’ equity	$150,835	$141,657	$148,892

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2006	2005
Net sales	$41,026	$35,790
Cost of goods sold	16,112	13,587

Gross profit	24,914	22,203
Selling, general and administrative expenses	16,643	15,003
Product development expenses	5,746	5,015

Operating income	2,525	2,185
Investment income	578	440
Interest expense	(18)	(4)

Income before income taxes	3,085	2,621
Income tax provision	10	695

Net income	$3,075	$1,926

Basic earnings per share	$0.19	$0.12

Diluted earnings per share	$0.19	$0.12

Cash dividends per Common Share	$.0375	$.0375

Cash dividends per Class B Common Share	$.0300	$.0300

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,075	$1,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,014	892
Non-cash stock compensation	416	571
Other non-cash items	220	89
Changes in working capital	(105)	(4,023)
Other operating activities	(353)	614

Net cash provided by operating activities	4,267	69

Cash flows from investing activities:
Capital expenditures	(1,075)	(1,282)
Purchase of investments and other	(4,501)	(12,015)
Proceeds from maturities and sales of investments	4,973	9,452

Net cash used in investing activities	(603)	(3,845)

Cash flows from financing activities:
Net (payment) borrowing of short-term debt	(262)	214
Proceeds from employee stock purchase and option plans	—	71
Cash dividends	(590)	(601)
Other	4	10

Net cash used in financing activities	(848)	(306)

Effect of exchange rate changes on cash	247	(72)

Increase (decrease) in cash and cash equivalents	3,063	(4,154)
Cash and cash equivalents at beginning of period	10,501	14,397

Cash and cash equivalents at end of period	$13,564	$10,243

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at December 31, 2006 and 2005, and for the three month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three month periods ended December 31, 2006 and 2005 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2006, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed on December 29, 2006 (the “2006 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2006 Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, pension plan assumptions, estimates and assumptions relating to stock-based compensation costs, and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ materially from those estimates.
C. Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have an impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based upon the funded status of the Company’s pension plans, the adoption of SFAS No. 158 would reduce total stockholders’ equity by approximately $6,000 on a pretax basis. By the time of adoption at September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months
	Ended December 31,
	2006	2005
Net income	$3,075	$1,926
Weighted averages shares outstanding	16,155,247	16,458,522
Dilutive effect of stock awards	188,989	177,943
Assumed purchase of stock under stock purchase plan	303	6,251

Weighted average shares used for dilutive earnings per share	16,344,539	16,642,716

Basic earnings per share	$0.19	$0.12
Diluted earnings per share	$0.19	$0.12
E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R – Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first quarter of fiscal year 2007 or 2006.
Stock option activity
No stock options were granted during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2006, the Company granted non-qualified stock options of 165,651 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. The options have an exercise price equal to the $15.05 market value of the shares on the grant date.
The weighted-average fair value for options granted during the first quarter of fiscal year 2006 was $5.93, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during this period:

Expected life (years)	4.5
Risk-free interest rate	4.27%
Volatility	45%
Dividend yield	1.01%
Performance award units
No performance award units were granted during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2006, the Company granted 161,950 performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, and may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. We are currently expensing these awards at the target level.

Restricted award units
During the first quarter of fiscal year 2007, the Company granted 5,000 restricted award units with a fair market value per unit on the grant date of $12.12. During the first quarter of fiscal year 2006, the Company granted 15,750 restricted award units with a fair market value per unit on the grant date of $15.05. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first quarter of fiscal year 2007, no shares were issued due to the pending investigation of the Company’s stock option practices by the Special Committee of the Board of Directors. On December 29, 2006, the Company announced that the Special Committee had completed its investigation, and we expect to issue the shares in the second quarter that would have normally been issued during the first quarter. During the first quarter of fiscal year 2006, 7,488 shares were issued to non-employee Directors with a fair market value of $15.49 on the date of issuance.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first quarter of fiscal year 2007.
Compensation costs recorded
The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three months ended December 31, 2006 and 2005, which was allocated as follows:

	2006	2005
Cost of goods sold	$18	$28
Selling, general and administrative expenses	348	474
Product development expenses	50	69

Stock-based compensation included in operating expenses	416	571
Estimated tax impact of stock-based compensation	137	194

Stock-based compensation expense, net of tax	$279	$377

The excess tax benefits recognized during the first quarter of fiscal year 2007 and 2006 were not material to the Company’s cash flows.
As of December 31, 2006, there was $2,233 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.
F. Repurchase of Common Shares
The Company’s open market stock repurchase program (the “2003 program”) expired on December 31, 2006. Prior to its expiration, the 2003 program allowed for the purchase of up to 2,000,000 Common Shares over a three-year period, which represented approximately 13 percent of shares outstanding at the time the program was approved in December 2003. The purpose of the 2003 program was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans.
There were no purchases under the 2003 program during the first quarter of fiscal year 2007 or 2006. At December 31, 2006, there were 405,500 Common Shares remaining in treasury at an average cost, including commissions, of $12.40 pursuant to the program. There were no shares in treasury at December 31, 2005 purchased pursuant to this plan.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 146,125 and 141,728 at December 31, 2006 and 2005, respectively.

G. Financing Arrangements
On March 29, 2006, the Company extended the term of its credit agreement, as amended, to March 31, 2009 from March 31, 2008. The agreement is a $10,000 debt facility ($0 outstanding at December 31, 2006) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($609 of short-term debt and $580 for standby letters of credit outstanding at December 31, 2006). At December 31, 2006, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,811 of which $10,000 was long-term and $3,811 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of December 31, 2006.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2006, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At December 31, 2006, the Company had obligations under foreign exchange forward contracts to sell 2,550,000 Euros, 225,000 British pounds and 330,000,000 Yen at various dates through March 2007. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. The fair market value of the foreign exchange forward contracts represented a (liability)/asset to the Company of $(83) and $47, at December 31, 2006 and 2005, respectively.
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

I. Comprehensive Income
Comprehensive income for the three-month periods ended December 31, 2006 and 2005 is as follows:

	2006	2005
Net income	$3,075	$1,926
Unrealized losses on value of derivative securities	(51)	(66)
Net unrealized investment gains (losses)	21	(20)
Foreign currency translation adjustments	252	(143)

Comprehensive income	$3,297	$1,697

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months
	Ended December,
	2006	2005
Net sales:
United States	$9,681	$10,867
Other Americas	1,543	1,057
Germany	6,416	4,137
Other Europe	8,185	7,221
Japan	4,514	4,335
Other Asia	10,687	8,173

	$41,026	$35,790

Net sales in “Other Asia” includes $4,202 for China for the first quarter of fiscal year 2007. The net sales for China were not material in the prior year’s first quarter.

	At December 31,		At September 30,
	2006	2005	2006
Long-lived assets:
United States	$30,386	$24,698	$30,246
Germany	5,592	4,617	5,406
Other	1,044	977	921

	$37,022	$30,292	$36,573

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $573 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending December 31, 2006 and 2005.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three-month periods ending December 31, 2006 and 2005 is as follows:

	2006	2005
Balance, beginning of period	$992	$1,084
Accruals for warranties issued during the period	389	256
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(3)	(51)
Settlements made (in cash or kind) during the period	(369)	(326)

Balance, end of period	$1,009	$963

L. Pension Benefits
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined plan covering certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation. A summary of the components of net periodic pension cost based upon a measurement date of June 30 for the U.S. plan and the non-U.S. plan is shown below:

	United States Plan		Non U.S. Plan
	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Service costs-benefits earned during the period	$355	$410	$59	$52
Interest cost on projected benefit obligation	551	500	81	66
Expected return on plan assets	(782)	(723)	(16)	(19)
Net loss recognition	16	110	1	—
Amortization of transition asset	—	(3)	5	5
Amortization of prior service cost	44	45	1	1

Net periodic benefit cost	$184	$339	$131	$105

The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three-month periods ended December 31, 2006 and 2005.
M. Income Taxes
Income taxes for the quarter ended December 31, 2006 were $10 on income before income taxes of $3,085 resulting in an effective tax rate of 0.3 percent compared with income taxes of $695 on income before income taxes of $2,621, or an effective tax rate of 26.5 percent for the same period last year. During the 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax rate for the period ended December 31, 2006 would have been 28.0 percent.

For the first three months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due mainly to the favorable impacts of the research tax credit. This benefit was partially offset by taxes for U.S. state and local jurisdictions, and other permanent differences.
For the first three months of fiscal year 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to higher research and development credits resulting from increased research and development expenses, an adjustment in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s operating performance and financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of our 2006 Form 10-K.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal 2007, semiconductor orders comprised approximately 30 percent of total orders, wireless communications orders were approximately 15 percent, precision electronic component/subassembly manufacturers orders were approximately 25 percent, and research and education made up about 20 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, the optoelectronics industry, and precision electronic components and subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. The latest downturn that materially affected our business occurred during fiscal years 2001 – 2003. We believe that our ability to achieve a higher level of orders than we are currently experiencing will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, our ability to gain market share, and the success of our new products.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we have been moving toward employing our own sales personnel to sell our products, as opposed to selling our products through sales representatives to whom we pay a commission. The change in our sales channel allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the Americas, Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a greater portion of our selling costs are now fixed.
Over the past several years we have incurred costs for the transition to new ERP and CRM software systems. Implementations that have occurred to date have caused minimal disruptions to our business; however, we will continue our ERP and CRM technology upgrades in various locations throughout the world in fiscal 2007 and beyond.
We continue to believe that both the semiconductor and wireless areas are the center of change within the electronics industry. These technology changes create many opportunities for us, and the success we have experienced serving applications for our customers makes these opportunities even more compelling. We believe new products will drive our future growth. In fiscal 2004, we opened a west coast development center, the sole focus of which is to develop our new RF product family. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. We have further increased our product development activities to expand our product offering and accelerate the introduction of new products. Additionally, advances in technology require us to enhance our parametric test platforms to respond to our customers’ changing needs. We have chosen to accelerate some development initiatives to take advantage of opportunities to capture market share and grow our sales. While we focus on these important initiatives, we will continue investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers.
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2006 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plan and stock compensation plans.
Results of Operations
First Quarter Fiscal 2007 Compared with First Quarter Fiscal 2006
Net sales of $41,026 for the first quarter of fiscal 2007 increased $5,236, or 15 percent, compared to the prior year’s first quarter sales of $35,790. A weaker U.S. dollar caused approximately a two percentage point increase in sales compared to the prior year. Geographically, sales were down six percent in the Americas, up 22 percent in Asia and up 29 percent in Europe. Sequentially, sales were flat compared with the fourth quarter of fiscal year 2006.
Orders of $36,905 for the first quarter increased nine percent from last year’s first quarter orders of $33,796. Geographically, orders decreased four percent in the Americas, increased 49 percent in Asia, and decreased 15 percent in Europe when compared to the prior year. Orders from the Company’s semiconductor customers were flat, orders from wireless communications customers increased approximately 20 percent, orders from precision electronic component/subassembly manufacturers increased approximately ten percent, and research and education customer orders increased approximately 15 percent compared to the prior year’s first quarter. Sequentially, orders were flat as compared to the fourth quarter of fiscal 2006. Order backlog decreased $4,866 during the quarter to $12,281 at December 31, 2006. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 39.3 percent from 38.0 percent in the prior year’s first quarter. The increase was due primarily to unfavorable product and customer mix, partially offset by a six percent weaker U.S. dollar versus foreign currencies. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. Foreign exchange hedging did not affect cost of goods sold in the first quarter of fiscal 2007, and decreased cost of goods sold as a percentage of net sales by 0.6 percentage point in the first quarter of fiscal 2006.
Selling, general and administrative expenses of $16,643, or 40.6 percent of net sales, increased $1,640, or 11 percent, from $15,003, or 41.9 percent of net sales, in last year’s first quarter. The increase was primarily due to approximately $935 for legal and other costs associated with the stock option investigation and litigation, investments in our Asian sales organization, and increased incentive costs tied to higher net sales.
Product development expenses for the quarter were $5,746, or 14.0 percent of net sales, up $731, or 15 percent, from last year’s $5,015, or 14.0 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products.
The Company reported operating income for the first quarter of fiscal 2007 of $2,525 as compared to $2,185 for the prior year’s quarter. Higher net sales were partially offset by lower gross margins as a percentage of net sales and higher operating costs. Stock-based compensation expense recorded in operating income was $416 in the first quarter of fiscal year 2007 compared with $571 in the prior year.

Investment income was $578 for the quarter compared to $440 in last year’s first quarter. The increase was due primarily to higher interest rates. The Company recorded interest expense for the quarter of $18 compared to $4 in the prior year.
Income taxes for the quarter ended December 31, 2006 were $10 on income before income taxes of $3,085 resulting in an effective tax rate of 0.3 percent compared with income taxes of $695 on income before income taxes of $2,621, or an effective tax rate of 26.5 percent for the same period last year. During the 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax rate for the period ended December 31, 2006 would have been 28.0 percent.
For the first three months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due mainly to the favorable impacts of the research tax credit. This benefit was partially offset by taxes to U.S. state and local jurisdictions, and other permanent differences. For the first three months of fiscal year 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to higher research and development credits resulting from increased research and development expenses, an adjustment in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes.
The Company reported net income for the first quarter of fiscal 2007 of $3,075, or $0.19 per diluted share, compared to net income of $1,926, or $0.12 per diluted share, for the first quarter of fiscal 2006, a 60 percent increase. Included in the current quarter’s results were expenses for the stock option investigation and litigation cost of $0.04 per share, and the favorable discrete tax adjustment of $0.05 per share described above.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31, 2006 and September 30, 2006:

	December 31	September 30
Current assets:
Cash and cash equivalents	$13,564	$10,501
Short-term investments	35,764	36,203
Refundable income taxes	331	583
Accounts receivable and other, net	24,216	26,836
Total inventories	15,311	14,647
Deferred income taxes	4,124	4,206
Prepaid expenses	2,449	1,664

Total current assets	95,759	94,640

Current liabilities:
Short-term debt	609	872
Accounts payable	8,106	8,033
Accrued payroll and related expenses	5,140	6,089
Other accrued expenses	4,609	4,870
Income taxes payable	2,357	2,733

Total current liabilities	20,821	22,597

Working capital	$74,938	$72,043

Working capital increased during the quarter by $2,895. Current assets increased during the quarter by $1,119. Increases in cash, inventories and prepaid expenses were offset somewhat by decreases in accounts receivable and other and short-term investments. The increase in inventories was primarily due to a ramp-up for new products. Inventory turns were 4.6 at December 31, 2006 and September 30, 2006. Prepaid expenses increased primarily due to the timing of the payment of insurance premiums and a $260 pension contribution to our non-U.S. plan. Accounts receivable decreased primarily due to lower sales during the month of December versus September. Days sales outstanding were 52 at December 31, 2006 versus 53 at September 30, 2006. Current liabilities decreased $1,776 during the quarter primarily due to the cash payment of fiscal 2006 annual incentive compensation during the first quarter of 2007. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2006	2005
Cash provided by (used in):
Operating activities	$4,267	$69
Investing activities	(603)	(3,845)
Financing activities	(848)	(306)
Operating activities. Cash provided by operating activities of $4,267 for the first quarter of fiscal year 2007 increased $4,198 as compared with the same period last year primarily due to higher net income and favorable changes in working capital. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash used in investing activities of $603 decreased $3,242 as compared with the same period last year. Capital spending was down slightly from the prior year. We purchased short-term investments of $4,501 and sold short-term investments of $4,973 during the first quarter of fiscal year 2007. During the first quarter of fiscal 2006, we purchased short-term investments of $12,015 and sold short-term investments generating $9,452 in cash last year. Short-term investments totaled $35,764 at December 31, 2006 as compared to $43,402 at December 31, 2005.
Financing activities. Cash used in financing activities was $848 in the first quarter of fiscal year 2007 as compared to $306 last year. The Company paid dividends to shareholders during the quarter of $590 as compared to $601 last year. Dividends were paid at the same rate; however, due to the Company’s repurchase of shares during the latter half of fiscal 2006, there were fewer shares outstanding on the dividend record date in 2007 as compared to 2006. We repaid a net $262 of short-term debt in the current year’s quarter versus borrowing $214 in the prior year’s quarter. Short-term debt at December 31, 2006 totaled $609 versus $214 at December 31, 2005. We did not repurchase any of our Common Shares during the first quarter of fiscal year 2007 or 2006. See Note F. The excess tax benefits related to stock-based compensation recognized during the first quarter of fiscal year 2007 and 2006 were not material to the Company’s cash flows.
We expect to finance capital spending and working capital requirements with cash and short-term investments on hand, cash provided by operations and our available lines of credit. At December 31, 2006, we had available unused lines of credit with domestic and foreign banks aggregating $13,811, of which $10,000 is long-term and $3,811 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
We believe our ability to grow revenue is tied to our ability to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, coupled with our success in penetrating key accounts with our globally deployed sales and service team. We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry. We are encouraged by the new products that we have introduced during the past year and plan to introduce during 2007, enabled by our higher level of product development spending.
Based upon current expectations, the Company is estimating sales for the second quarter of fiscal 2007, which will end March 31, 2007, to range between $37,000 and $41,000. Pre-tax earnings are expected to be in the single digits as a percentage of net sales. The Company expects new product development costs to increase during the second quarter of fiscal 2007 to levels slightly higher than those experienced during the fourth quarter of fiscal 2006. The Company expects the effective tax rate for the remainder of fiscal 2007 to be in the upper 20 percent range.

Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have an impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based upon the funded status of the Company’s pension plans, the adoption of SFAS No. 158 would reduce total stockholders’ equity by approximately $6,000 on a pretax basis. By the time of adoption at September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for over two-thirds of our revenue during the first quarter of fiscal 2007. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
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
Tax planning strategies
We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2007 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or changes in the mix of countries where earnings or losses are incurred. At December 31, 2006, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.
Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely financial information. Throughout the last three fiscal years, we have implemented new Enterprise Resource Planning, or ERP, and Customer Relationship Management, or CRM, systems, and we intend to further upgrade our information technology systems. We also have outsourced the hosting of these systems to a third-party vendor located in Texas. Our results could be adversely affected if we are unable to implement further system upgrades and enhancements without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. If our third-party vendor experiences shuts downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
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
Historical stock option grant practices
We have experienced substantial additional costs due to the previously announced independent investigation into our past stock option grant practices that was conducted by a Special Committee of our Board of Directors.
As disclosed under “Legal Proceedings – Stock Option Matters,” in our 2006 Form 10-K, in August 2006 we established a Special Committee of our Board of Directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. In addition, we were notified in September 2006 that the staff of the SEC was conducting an informal inquiry into our stock option practices. The Company announced the special committee’s findings on December 29, 2006, including that no restatement of the Company’s historical financial statements would be required. There can be no assurance, however, that the staff of the SEC will not disagree with this position in the future and require a restatement. In addition, the SEC’s informal inquiry continues.
Certain of the Company’s Directors and current and former officers have been named as defendants in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of Ohio captioned In Re Keithley Instruments, Inc. Derivative Litigation. The consolidated action seeks to uncover unspecified money damages, disgorgement of profits and benefits, equitable injunctive relief and other remedies. The Company is also named as a nominal defendant.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s open market stock repurchase program (the “2003 program”) expired on December 31, 2006. Prior to its expiration, the 2003 program allowed for the purchase up to 2,000,000 Common Shares, which represented approximately 13 percent of shares outstanding at the time the program was approved in December 2003, over a three-year period. The Company made no share repurchases during the first quarter of fiscal 2007 or 2006. See Notes to Condensed Consolidated Financial Statements Note F.
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

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: February 9, 2007	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2007	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)