Form 10-Q
period 2007-03-31
KEITHLEY INSTRUMENTS INC
filed 2007-05-10
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
YES ☐      NO ☑
     As of May 4, 2007 there were outstanding 14,096,081 Common Shares (net of shares repurchased held in treasury), without par value and 2,150,502 Class B Common Shares, without par value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	MARCH 31,		SEPTEMBER 30,
	2007	2006	2006
Assets
Current assets:
Cash and cash equivalents	$18,985	$9,029	$10,501
Short-term investments	33,425	45,755	36,203
Refundable income taxes	314	122	583
Accounts receivable and other, net	17,090	23,768	26,836
Inventories:
Raw materials	9,399	9,111	9,375
Work in process	1,479	2,331	1,208
Finished products	4,311	2,988	4,064

Total inventories	15,189	14,430	14,647
Deferred income taxes	3,966	4,195	4,206
Other current assets	2,170	1,553	1,664

Total current assets	91,139	98,852	94,640

Property, plant and equipment, at cost	51,998	48,812	49,968
Less-Accumulated depreciation	37,384	34,598	35,543

Net property, plant and equipment	14,614	14,214	14,425

Deferred income taxes	19,607	17,158	17,679
Other assets	22,449	15,847	22,148

Total assets	$147,809	$146,071	$148,892

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$576	$255	$872
Accounts payable	6,950	8,524	8,033
Accrued payroll and related expenses	4,691	5,406	6,089
Other accrued expenses	4,241	4,144	4,870
Income taxes payable	2,526	2,926	2,733

Total current liabilities	18,984	21,255	22,597

Long-term deferred compensation	3,832	3,380	3,549
Other long-term liabilities	6,758	5,256	6,243
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,497,031 at March 31, 2007, 14,359,309 at March 31, 2006 and 14,410,245 at September 30, 2006	181	179	180
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at March 31, 2007, March 31, 2006 and September 30, 2006	27	27	27
Capital in excess of stated value	35,364	31,758	33,703
Retained earnings	88,212	85,244	88,393
Accumulated other comprehensive income	980	253	615
Common shares held in treasury, at cost	(6,529)	(1,281)	(6,415)

Total shareholders’ equity	118,235	116,180	116,503

Total liabilities and shareholders’ equity	$147,809	$146,071	$148,892

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net sales	$32,930	$39,679	$73,956	$75,469

Cost of goods sold	13,290	15,464	29,402	29,051

Gross profit	19,640	24,215	44,554	46,418

Selling, general and administrative expenses	16,324	15,706	32,967	30,709

Product development expenses	6,501	5,971	12,247	10,986

Operating (loss) income	(3,185)	2,538	(660)	4,723

Investment income	555	472	1,133	912

Interest expense	(9)	(2)	(27)	(6)

(Loss) income before income taxes	(2,639)	3,008	446	5,629

Income tax (benefit) provision	(566)	910	(556)	1,605

Net (loss) income	$(2,073)	$2,098	$1,002	$4,024

Basic (loss) earnings per share	$(0.13)	$0.13	$0.06	$0.24

Diluted (loss) earnings per share	$(0.13)	$0.13	$0.06	$0.24

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Six Months
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,002	$4,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,057	1,856
Stock-based compensation	1,041	1,168
Other items not effecting outlay of cash	370	273
Changes in working capital	5,820	(6,440)
Other operating activities	(1,854)	1,666

Net cash provided by operating activities	8,436	2,547

Cash flows from investing activities:
Payments for property, plant and equipment	(2,270)	(2,329)
Purchase of short-term investments	(14,496)	(24,903)
Sale of short-term investments	17,348	19,959

Net cash provided by (used in) investing activities	582	(7,273)

Cash flows from financing activities:
Net (payment) borrowing of short term debt	(302)	255
Cash dividends	(1,183)	(1,204)
Proceeds from stock purchase and option plans	296	230
Excess tax benefits from stock-based compensation arrangements	270	70

Net cash used in financing activities	(919)	(649)

Effect of exchange rate changes on cash	385	7

Increase (decrease) in cash and cash equivalents	8,484	(5,368)
Cash and cash equivalents at beginning of period	10,501	14,397

Cash and cash equivalents at end of period	$18,985	$9,029

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at March 31, 2007 and 2006, and for the three month and six month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s condensed consolidated financial statements for the three and six month periods ended March 31, 2007 and 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2006, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed on December 29, 2006 (the “2006 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2006 Form 10-K.
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
C. Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year ending September 30, 2007. However, based upon the funded status of the Company’s pension plans at September 30, 2006, the adoption of SFAS No. 158 would have reduced total stockholders’ equity by approximately $6,109 on a pretax basis at September 30, 2006. By the time we adopt SFAS No. 158 as of September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. It is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net (loss) income	$(2,073)	$2,098	$1,002	$4,024

Weighted averages shares outstanding	16,202,313	16,492,492	16,182,142	16,476,913
Dilutive effect of stock awards	—	193,835	210,922	199,509
Assumed purchase of stock under stock purchase plan	—	1,639	—	1,727

Weighted average shares used for dilutive earnings per share	16,202,313	16,687,966	16,393,064	16,678,149

Basic (loss) earnings per share	$(0.13)	$0.13	$0.06	$0.24
Diluted (loss) earnings per share	$(0.13)	$0.13	$0.06	$0.24
Due to the net loss for the three months ended March 31, 2007, 239,472 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan.
E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R — Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first half of fiscal year 2007 or 2006.
Stock option activity
During the second quarter of fiscal 2007, the Company granted 100,125 non-qualified stock options to officers and other key employees. The options have an exercise price equal to the $14.00 market value of the shares on the grant date. During the first quarter of fiscal 2006, the Company granted 165,651 non-qualified stock options to officers and other key employees. The options have an exercise price equal to the $15.05 market value of the shares on the grant date. The awards granted in both periods have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. No other options were granted during the first quarter of fiscal year 2007 or the second quarter of fiscal year 2006.
The fair value of the options granted during the second quarter of fiscal 2007 and the first quarter of fiscal 2006 was $5.44 and $5.93 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during these periods:

	Second Quarter	First Quarter
	Fiscal 2007	Fiscal 2006
Expected life (years)	4.75	4.5
Risk-free interest rate	4.79%	4.27%
Volatility	42%	45%
Dividend yield	1.07%	1.01%

The risk-free interest rate and dividend yield were obtained from published sources based upon factual data. In order to determine the expected life, we considered the exercise and cancellation behavior of past grants to model expected future patterns. We also considered the life of options currently outstanding. To determine the volatility assumption, we primarily relied upon historical volatility of Keithley’s stock price. Little reliance was placed on implied volatility as there is not a large enough market for exchange-traded options.
Performance award units
During the second quarter of fiscal 2007, the Company granted 138,400 performance award units to officers and other key employees with a fair market value per unit on the grant date of $14.00. No performance award units were granted during the first quarter of fiscal year 2007. During the first half of fiscal year 2006, the Company granted 163,725 performance award units with a weighted average fair value of $15.05 per share, which represents the fair value of the Company’s stock on the grant dates. The performance award unit agreements granted during both fiscal years provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2007 will end on September 30, 2009, while the award period for awards issued during fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued during fiscal year 2007 may be adjusted in 25 percent increments, while the awards issued during fiscal year 2006 may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the agreements. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. We are currently expensing all performance awards at target levels.
Restricted award units
During the first half of fiscal year 2007, the Company granted 25,050 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $13.61 based upon the fair value of the Company’s stock on the award dates. During the first half of fiscal year 2006, the Company granted 16,175 restricted award units with a weighted average fair market value per unit on the grant dates of $15.05. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first quarter of fiscal year 2007, no shares were issued due to the pending investigation of the Company’s stock option practices by the Special Committee of the Board of Directors. On December 29, 2006, the Company announced that the Special Committee had completed its investigation. Therefore, during the second quarter of fiscal 2007, the non-employee Directors received shares that normally would have been issued during the first quarter, as well as the normal second quarter issuance.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first half of fiscal year 2007.

Compensation costs recorded
The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three month and six month periods ended March 31, 2007 and 2006.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Cost of goods sold	$39	$27	$57	$55
Selling, general and administrative expenses	494	499	842	973
Product development expenses	92	71	142	140

Stock-based compensation included in operating expenses	625	597	1,041	1,168
Estimated tax impact of stock-based compensation	204	201	341	395

Stock-based compensation expense, net of tax	$421	$396	$700	$773

The excess tax benefits recognized during the first half of fiscal year 2007 and 2006 were approximately $270 and $70, respectively.
As of March 31, 2007, there was $4,507 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.
F. Repurchase of Common Shares
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represents approximately 12 percent of its total outstanding Common Shares, through February 28, 2009. The 2007 Program replaces the prior repurchase program (the “2003 Program”), which expired on December 31, 2006. The purpose of the 2007 and 2003 Programs was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of purchases under these stock plans.
There were no purchases under either program during the first six months of fiscal year 2007 or 2006. At March 31, 2007, there were 405,500 Common Shares remaining in treasury at an average cost, including commissions, of $12.40 pursuant to the repurchase programs. There were no shares in treasury at March 31, 2006 purchased pursuant to the repurchase programs.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 155,931 and 136,844 at March 31, 2007 and 2006, respectively.
G. Financing Arrangements
On March 29, 2007, the Company extended the term of its credit agreement, as amended, to March 31, 2010 from March 31, 2009. The agreement is a $10,000 debt facility ($0 outstanding at March 31, 2007) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($576 of short-term debt and $538 for standby letters of credit outstanding at March 31, 2007). At March 31, 2007, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,886 of which $10,000 was long-term and $3,886 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of March 31, 2007.

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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2007, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At March 31, 2007, the Company had obligations under foreign exchange forward contracts to sell 2,550,000 Euros, 225,000 British pounds and 320,000,000 Yen at various dates through June 2007. In accordance with the provisions of SFAS No. 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. The fair market value of the foreign exchange forward contracts represented a (liability)/asset to the Company of $(90) and $1, at March 31, 2007 and 2006, respectively.
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
I. Comprehensive Income
Comprehensive (loss) income for the three and six month periods ended March 31, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net (loss) income	$(2,073)	$2,098	$1,002	$4,024

Unrealized (losses) gains on value of derivative securities, net of tax	(35)	1	(86)	(65)
Net unrealized investment gains (losses), net of tax	27	(19)	48	(39)
Foreign currency translation adjustments	151	103	403	(40)

Comprehensive (loss) income	$(1,930)	$2,183	$1,367	$3,880

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Net sales:
United States	$7,637	$11,038	$17,318	$21,906
Other Americas	1,003	1,530	2,546	2,586
Germany	3,593	4,683	10,009	8,820
Other Europe	6,651	8,568	14,836	15,789
Japan	5,514	4,554	10,028	8,890
Other Asia	8,532	9,306	19,219	17,478

	$32,930	$39,679	$73,956	$75,469

Other Asia includes net sales for China of $3,826 and $8,028 for the second quarter and first half of fiscal year 2007, respectively. The net sales for China were not material in the prior year’s periods.

	At March 31,		At September 30,
	2007	2006	2006
Long-lived assets:
United States	$30,092	$24,447	$30,246
Germany	5,722	4,697	5,406
Other	1,249	917	921

	$37,063	$30,061	$36,573

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $519 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and six month periods ending March 31, 2007 and 2006.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Beginning balance	$1,009	$963	$992	$1,084
Accruals for warranties issued during the period	241	402	630	658
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(29)	(104)	(32)	(155)
Settlements made (in cash or in kind) during the period	(352)	(351)	(721)	(677)

Balance at March 31	$869	$910	$869	$910

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

	United States Plan		Non U.S. Plan
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Service costs-benefits earned during the period	$355	$411	$59	$52
Interest cost on projected benefit obligation	551	500	81	67
Expected return on plan assets	(783)	(722)	(16)	(20)
Net loss recognition	17	109	—	—
Amortization of transition asset	—	(2)	7	6
Amortization of prior service cost	45	44	1	1

Net periodic benefit cost	$185	$340	$132	$106

	United States Plan		Non U.S. Plan
	For the Six Months		For the Six Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Service costs-benefits earned during the period	$710	$821	$118	$104
Interest cost on projected benefit obligation	1,102	1,000	162	133
Expected return on plan assets	(1,565)	(1,445)	(32)	(39)
Net loss recognition	33	219	1	—
Amortization of transition asset	—	(5)	12	11
Amortization of prior service cost	89	89	2	2

Net periodic benefit cost	$369	$679	$263	$211

The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three and six month periods ended March 31, 2007 and 2006.

M. Income Taxes
For the six months ended March 31, 2007, we recorded a tax benefit of $556 on income before taxes of $446 resulting in an effective tax benefit rate of 124.7 percent, as compared with income tax expense of $1,605 on income before taxes of $5,629 or an effective tax rate of 28.5 percent for the same period in the prior year.
During the 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax rate for the six months ended March 31, 2007 would have been 10.8 percent.
For the first six months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit described above, and a full year of research tax credits in fiscal 2007 and the impact it has on lower earnings in fiscal 2007. The effective tax rate for fiscal year 2006 includes only one quarter of research tax credits.
For the first six months of fiscal year 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to adjustments in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion on U.S. exports. These benefits were partially offset by earnings at foreign subsidiaries being taxed at rates higher than the U.S. statutory rate.
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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first half of fiscal 2007, semiconductor orders comprised approximately one-third of the total, wireless communications orders were approximately 10 percent of the total, precision electronic components and subassembly manufacturers orders were approximately 25 percent of the total, and research and education orders were approximately 20 percent of the total. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. We experienced a softening in orders during the second quarter of fiscal 2007 reflecting a reduction in capital equipment spending by our customers. We believe that our ability to grow revenue will be driven by our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, our ability to gain market share, and the success of our new products. Our business development strategy is to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, coupled with our success in penetrating key accounts with our globally deployed sales and service team. We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry.
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
Critical Accounting Policies and Estimates
Management has identified “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2006 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plan and a fuller description of stock compensation plans.
Stock compensation plans:
During the second quarter of fiscal year 2007, we revised our estimate of the expected life of stock options from 4.5 years in fiscal 2006 to 4.75 years for the second quarter of fiscal year 2007. In revising this estimate, we considered several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. Our review of our most current data indicates that our average expected option life is 4.75 years. SFAS No. 123R also requires us to estimate an expected forfeiture rate when recognizing compensation cost. In the past we had used an 8% forfeiture rate for all stock options, performance award units, and restricted award units. Beginning in the second quarter of fiscal year 2007, we revised our estimated forfeiture rate for stock options to 3% and for performance award units to 5%. Our review of our most current data indicates that the rates as adjusted are more indicative of expected future expense. The resulting cumulative adjustment for the change in rates was not material to our financial results.
Results of Operations
Second Quarter Fiscal 2007 Compared with Second Quarter Fiscal 2006
Net sales of $32,930 for the second quarter of fiscal 2007 decreased 17 percent as compared to the prior year’s second quarter sales of $39,679. The effect of a weaker U.S. dollar positively impacted sales by approximately one percentage point. Geographically, sales were down 31 percent in the Americas, down 23 percent in Europe, and up one percent in Asia. On a sequential basis, sales decreased 20 percent from the first quarter of fiscal year 2007. We experienced a softening in orders during the second quarter of fiscal 2007 reflecting a reduction in capital equipment spending by our customers.
Orders of $33,324 for the second quarter decreased 18 percent compared to last year’s orders of $40,631. Geographically, orders decreased 40 percent in the Americas, decreased 14 percent in Europe, and increased six percent in Asia when compared to the prior year. Orders from the Company’s semiconductor customers decreased approximately 40 percent, orders from wireless communications customers decreased approximately 20 percent, orders from precision electronic component/subassembly manufacturers were flat, and research and education customer orders increased approximately 20 percent compared to the prior year’s second quarter. Sequentially, orders decreased 10 percent from the first quarter of fiscal 2007, primarily due to lower wireless communication customer orders. Order backlog increased $1,171 during the quarter to $13,452 as of March 31, 2007. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 40.4 percent from 39.0 percent in the prior year’s second quarter. The increase was due to an unfavorable product mix and fixed manufacturing costs being spread over lower sales volume. This was partially offset by the four percent weaker U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the second quarter of fiscal 2007 or fiscal 2006.
Selling, general and administrative expenses of $16,324, or 49.6 percent of net sales, increased $618, or four percent, from $15,706, or 39.6 percent of net sales, in last year’s second quarter. Approximately half the increase was due to costs associated with the stock option investigation and litigation. The other half was due to foreign exchange revaluation costs as a result of the weaker U.S. dollar.
Product development expenses for the quarter were $6,501, or 19.7 percent of net sales, up $530, or nine percent, from last year’s $5,971, or 15.0 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products.
The Company reported an operating loss for the second quarter of fiscal 2007 of $3,185 compared to operating income of $2,538 for the prior year’s quarter. Lower sales and higher operating expenses accounted for the decrease.
Investment income was $555 for the quarter compared to $472 in last year’s second quarter. Higher interest rates accounted for the increase.
The Company recorded an income tax benefit at a 21.4 percent rate and income tax expense at a 30.3 percent rate for the second quarter of fiscal 2007 and 2006, respectively. The rate in the 2007 quarter was lower than the statutory rate due primarily to the favorable impact of research tax credits, partially offset by an increase in the Company’s tax reserve. The rate in 2006 was lower than the statutory rate due to an adjustment in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion benefits, partially offset by higher foreign taxes.
The Company reported a net loss for the quarter of $2,073, or $0.13 per share, compared to net income of $2,098, or $0.13 per diluted share, in last year’s second quarter. Lower sales and higher operating expenses, as described above, accounted for the net loss.
Six Months Ended March 31, 2007 Compared with Six Months Ended March 31, 2006
Net sales of $73,956 for the six months ended March 31, 2007 decreased two percent from $75,469 reported for the six month period last year. The effect of a weaker U.S. dollar positively impacted sales by approximately two percentage points. Geographically, net sales were down 19 percent in the Americas, up one percent in Europe, and up 11 percent in Asia.
Orders of $70,229 for the six months ending March 31, 2007 decreased six percent from $74,427 last year. Geographically, orders decreased 25 percent in the Americas, decreased 15 percent in Europe, and increased 26 percent in Asia. See the “Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first six months of fiscal 2007 orders by major industry group.
Cost of goods sold as a percentage of net sales increased to 39.8 percent from 38.5 percent for the six month period last year. The increase was due primarily to unfavorable product and customer mix, partially offset by a five percent weaker U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was not material in either period.
Selling, general and administrative expenses of $32,937, or 44.6 percent of net sales, increased seven percent from $30,709, or 40.7 percent of net sales, in the same period last year. Approximately 60 percent of the increase was due to costs associated with the stock option investigation and litigation. The majority of the remaining increase was due to increased sales and support costs as well as foreign exchange revaluation costs resulting from the weaker U.S. dollar.
Product development expenses for the first six months of fiscal 2007 of $12,247, or 16.5 percent of sales, were up $1,261, or 11 percent, from $10,986, or 14.5 percent of net sales, for the same period last year. The increase was primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products.
Investment income during the first six months of fiscal 2006 was $1,133 versus $912 for the same period in the prior year. Higher interest rates accounted for the increase.
For the six months ended March 31, 2007, we recorded a tax benefit of $556 on income before taxes of $446 resulting in an effective tax benefit rate of 124.7 percent, as compared with income tax expense of $1,605 on income before taxes of $5,629 or an effective tax rate of 28.5 percent for the same period in the prior year. During the 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax rate for the six months ended March 31, 2007 would have been 10.8 percent. For the first six months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit described above, and a full year of research tax credits in fiscal 2007 and the impact it has on lower earnings in fiscal 2007. The effective tax rate for fiscal year 2006 includes only one quarter of research tax credits. For the first six months of fiscal year 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to adjustments in the valuation allowance for the utilization of foreign tax credits and extraterritorial income exclusion on U.S. exports. These benefits were partially offset by earnings at foreign subsidiaries being taxed at rates higher than the U.S. statutory rate.
Net income for the first six months of fiscal 2007 was $1,002, or $0.06 per diluted share, compared with $4,024, or $0.24 per diluted share, last year. Lower sales and higher operating costs, partially offset by a favorable tax item accounted for the decrease.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of March 31, 2007 and September 30, 2006:

	March 31	September 30
Current assets:
Cash and cash equivalents	$18,985	$10,501
Short-term investments	33,425	36,203
Refundable income taxes	314	583
Accounts receivable and other, net	17,090	26,836
Total inventories	15,189	14,647
Deferred income taxes	3,966	4,206
Prepaid expenses	2,170	1,664

Total current assets	91,139	94,640

Current liabilities:
Short-term debt	576	872
Accounts payable	6,950	8,033
Accrued payroll and related expenses	4,691	6,089
Other accrued expenses	4,241	4,870
Income taxes payable	2,526	2,733

Total current liabilities	18,984	22,597

Working capital	$72,155	$72,043

Working capital increased during the quarter by $112, as decreases in current assets were mostly offset by decreases in current liabilities. Accounts receivable and other, net decreased $9,746 during the first half of fiscal year 2007, due primarily to lower sales during the month of March versus September. Days sales outstanding were 48 at March 31, 2007 versus 53 at September 30, 2006. Prepaid expenses increased primarily due to the timing of the payment of insurance premiums. Accounts payable decreased due to lower purchases resulting from our lower sales volume. Accrued payroll and related expenses decreased primarily due to the cash payment of fiscal 2006 annual incentive compensation and lower similar accruals for the first six months of fiscal 2007. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$8,436	$2,547
Investing activities	582	(7,273)
Financing activities	(919)	(649)
Operating activities. Cash provided by operating activities of $8,436 for the first half of fiscal year 2007 increased $5,889 as compared with the same period last year. Lower net income was offset by favorable changes in working capital, due mainly to cash provided through accounts receivable of $10,139 in the 2007 period, versus cash used for accounts receivable of $4,646 in the prior year’s period. Lower sales as well as an improvement in receivables management accounted for the change as described above in “Working Capital.” Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.

Investing activities. Cash provided by investing activities was $582 for the first half of fiscal year 2007 compared with cash used of $7,273 in the same period last year. Payments for property, plant and equipment were similar in both periods. We purchased short-term investments of $14,496 and sold short-term investments of $17,348 during the 2007 period. During the first half of fiscal 2006, we purchased short-term investments of $24,903 and sold short-term investments generating $19,959 in cash. Short-term investments totaled $33,425 at March 31, 2007 as compared to $45,755 at March 31, 2006.
Financing activities. Cash used in financing activities was $919 in the first half of fiscal year 2007 as compared to $649 last year. We repaid a net $302 of short-term debt in the current year’s quarter versus borrowing $255 in the prior year’s quarter. Short-term debt at March 31, 2007 totaled $576 versus $255 at March 31, 2006. We paid dividends to shareholders during the 2007 period of $1,183 as compared to $1,204 last year. We did not repurchase any of our Common Shares during the first half of fiscal year 2007 or 2006. See Note F. The excess tax benefits related to stock-based compensation recognized during the first half of fiscal year 2007 was $270 versus $70 in 2006.
We expect to finance capital spending and working capital requirements with cash and short-term investments on hand, cash provided by operations and our available lines of credit. At March 31, 2007, we had available unused lines of credit with domestic and foreign banks aggregating $13,886, of which $10,000 is long-term and $3,886 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
We have implemented operating cost reductions that will impact our cost structure during the second half of the fiscal year. In addition to normal continuous improvement programs, the Company has implemented additional operating efficiency initiatives and cost saving measures including reducing discretionary spending and restricting the hiring of new employees. However, we expect product development expenses for the third quarter of fiscal year 2007 to approximate those in the second quarter.
Our customers are uncertain with regards to their capital spending, consequently our visibility is limited. Based on current order activity, the Company expects sales for the third quarter of fiscal 2007, which will end June 30, 2007, to range between $31,000 and $38,000. Results will range from a pretax loss to pretax earnings in the single digits as a percentage of net sales. The Company expects the effective tax rate for the remainder of fiscal 2007 to be in the teens, although the rate will fluctuate based on actual results
Recent Accounting Pronouncements
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
In July 2006, the FASB issued “FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. The Company is currently evaluating the impact of this Interpretation on its financial statements.
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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year ending September 30, 2007. However, based upon the funded status of the Company’s pension plans at September 30, 2006, the adoption of SFAS No. 158 would have reduced total stockholders’ equity by approximately $6,109 on a pretax basis at September 30, 2006. By the time we adopt SFAS No. 158 as of September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. It is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for nearly three-fourths of our revenue during the first half of fiscal 2007. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
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
Planned cost savings initiatives
In March 2007, we began the implementation of operating cost reductions that will impact our cost structure during the second half of fiscal 2007. Our financial results could be negatively affected if we are unable to continue to effectively implement the planned cost savings over the remainder of the fiscal year. Additionally, our ability to grow our sales in the future could be negatively affected if our cost savings initiatives have an adverse effect on our ability to develop new products.

Non-cash compensation expense
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards issued in fiscal year 2006 can be adjusted in 50 percent increments and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of performance thresholds. The awards issued in fiscal year 2007 are similar to those issued in 2006; however, they can only be adjusted in 25 percent increments. We currently are accruing expense for performance share unit awards based upon our estimate that the number of shares to be issued will be equal to the initial award amount. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Historical stock option grant practices
We have experienced substantial additional costs due to the previously announced independent investigation into our past stock option grant practices that was conducted by a Special Committee of our Board of Directors.
As disclosed under “Legal Proceedings — Stock Option Matters,” in our 2006 Form 10-K, in August 2006 we established a Special Committee of our Board of Directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. In addition, we were notified in September 2006 that the staff of the SEC was conducting an informal inquiry into our stock option practices. The Company announced the special committee’s findings on December 29, 2006, including that no restatement of the Company’s historical financial statements would be required. There can be no assurance, however, that the staff of the SEC will not disagree with this position in the future and require a restatement. In addition, the SEC’s informal inquiry continues.
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
Other risk factors
Our business could be affected by worldwide macroeconomic factors. The recent rise in energy prices, as well as rising interest rates, could have a negative impact on the overall economy which could impact our revenue and operating results. Other risk factors include, but are not limited to, changes in our customer and product mix affecting our gross margins, our ability to work with third parties to augment our product offering, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represents approximately 12 percent of its total outstanding Common Shares, through February 28, 2009. The 2007 Program replaces the prior repurchase program, which expired on December 31, 2006. The purpose of the 2007 and prior programs is and was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The Company made no share repurchases during the first half of fiscal 2007 or 2006. See Notes to Condensed Consolidated Financial Statements Note F.
Item 4. Submission of Matters to a Vote of Security Holders.
On February 10, 2007, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

PROPOSAL	FOR	WITHHELD
(a) Election of Directors:
Joseph P. Keithley	33,159,884	780,155
*Brian R. Bachman	7,380,420	5,074,599
James T. Bartlett	32,638,202	1,301,837
James B. Griswold	33,167,792	772,247
Leon J. Hendrix, Jr.	28,398,196	5,541,843
*Brian J. Jackman	6,979,746	5,475,273
*Dr. N. Mohan Reddy	11,159,370	1,295,649
Thomas A. Saponas	29,408,695	4,531,344
Barbara V. Scherer	28,889,694	5,050,345
R. Elton White	28,260,883	5,679,156

*	Elected by holders of Common Shares only.

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

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: May 10, 2007	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)