Form 10-Q
period 2007-06-30
KEITHLEY INSTRUMENTS INC
filed 2007-08-09
CIK 54991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
YES ☐      NO ☑
     As of August 6, 2007 there were outstanding 14,120,538 Common Shares without par value and 2,150,502 Class B Common Shares, without par value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 30,		September 30,
Assets	2007	2006	2006
Current assets:
Cash and cash equivalents	$14,262	$8,502	$10,501
Short-term investments	33,049	45,068	36,203
Refundable income taxes	393	132	583
Accounts receivable and other, net	19,607	21,828	26,836
Inventories:
Raw materials	8,539	10,051	9,375
Work in process	1,184	1,766	1,208
Finished products	4,168	3,676	4,064

Total inventories	13,891	15,493	14,647
Deferred income taxes	3,920	4,199	4,206
Other current assets	1,891	1,781	1,664

Total current assets	87,013	97,003	94,640

Property, plant and equipment, at cost	51,328	50,371	49,968
Less-Accumulated depreciation	37,031	35,558	35,543

Net property, plant and equipment	14,297	14,813	14,425

Deferred income taxes	21,378	16,843	17,679
Other assets	24,057	17,190	22,148

Total assets	$146,745	$145,849	$148,892

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$21	$1,004	$872
Accounts payable	7,595	8,219	8,033
Accrued payroll and related expenses	4,510	5,483	6,089
Other accrued expenses	3,780	4,350	4,870
Income taxes payable	1,729	2,171	2,733

Total current liabilities	17,635	21,227	22,597

Long-term deferred compensation	3,941	3,406	3,549
Other long-term liabilities	6,884	5,566	6,243
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,518,231 at June 30, 2007, 14,380,656 at June 30, 2006 and 14,410,245 at September 30, 2006	181	179	180
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at June 30, 2007, June 30, 2006 and September 30, 2006	27	27	27
Capital in excess of stated value	36,423	32,592	33,703
Retained earnings	87,160	86,315	88,393
Accumulated other comprehensive income	1,073	581	615
Common shares held in treasury, at cost	(6,579)	(4,044)	(6,415)

Total shareholders’ equity	118,285	115,650	116,503

Total liabilities and shareholders’ equity	$146,745	$145,849	$148,892

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales	$33,446	$38,427	$107,402	$113,896
Cost of goods sold	14,059	15,000	43,461	44,051

Gross profit	19,387	23,427	63,941	69,845
Selling, general and administrative expenses	15,288	15,848	48,255	46,557
Product development expenses	7,116	6,357	19,363	17,343

Operating (loss) income	(3,017)	1,222	(3,677)	5,945
Investment income	582	510	1,715	1,422
Interest expense	(11)	(2)	(38)	(8)

(Loss) income before income taxes	(2,446)	1,730	(2,000)	7,359
Income tax (benefit) provision	(1,987)	61	(2,543)	1,666

Net (loss) income	$(459)	$1,669	$543	$5,693

Basic (loss) earnings per share	$(0.03)	$0.10	$0.03	$0.35

Diluted (loss) earnings per share	$(0.03)	$0.10	$0.03	$0.34

Cash dividends per Common Share	$.0375	$.0375	$.1125	$.1125

Cash dividends per Class B Common Share	$.030	$.030	$.090	$.090

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$543	$5,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,137	2,882
Stock-based compensation	1,689	1,770
Deferred income taxes	(3,577)	1,278
Other items not effecting outlay of cash	542	303
Changes in working capital	3,980	(6,576)
Other operating activities	(941)	(218)

Net cash provided by operating activities	5,373	5,132

Cash flows from investing activities:
Payments for property, plant and equipment	(3,054)	(3,943)
Purchase of short-term investments	(23,920)	(32,683)
Sale of short-term investments	27,152	28,407

Net cash generated in (used in) investing activities	178	(8,219)

Cash flows from financing activities:
Net (payments) borrowing under short term debt agreements	(857)	990
Cash dividends	(1,776)	(1,803)
Purchase of treasury shares	—	(2,711)
Proceeds from stock purchase and option plans	338	284
Excess tax benefits from stock-based compensation arrangements	298	217

Net cash used in financing activities	(1,997)	(3,023)

Effect of exchange rate changes on cash	207	215

Increase (decrease) in cash and cash equivalents	3,761	(5,895)
Cash and cash equivalents at beginning of period	10,501	14,397

Cash and cash equivalents at end of period	$14,262	$8,502

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at June 30, 2007 and 2006, and for the three month and nine month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s condensed consolidated financial statements for the three and nine month periods ended June 30, 2007 and 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2006, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed on December 29, 2006 (the “2006 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2006 Form 10-K.
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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, and provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over-funded or under-funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year ending September 30, 2007. However, based upon the funded status of the Company’s pension plans at September 30, 2006, the adoption of SFAS No. 158 would have reduced total stockholders’ equity by approximately $6,109 on a pretax basis at September 30, 2006. By the time we adopt SFAS No. 158 as of September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. It is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(459)	$1,669	$543	$5,693
Weighted averages shares outstanding	16,252,296	16,454,185	16,204,214	16,464,532
Dilutive effect of stock awards	—	160,120	201,099	181,803
Assumed purchase of stock under stock purchase plan	—	1,662	1,153	1,859

Weighted average shares used for dilutive earnings per share	16,252,296	16,615,967	16,406,466	16,648,194

Basic earnings per share	$(0.03)	$0.10	$0.03	$0.35
Diluted earnings per share	$(0.03)	$0.10	$0.03	$0.34
Due to the net loss for the three months ended June 30, 2007, 196,822 shares were excluded from the dilutive calculation from stock awards and the stock purchase plan.
E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R – Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the nine months of fiscal year 2007 or 2006.
Stock option activity
During the first nine months of fiscal 2007, the Company granted 106,025 non-qualified stock options with a weighted average exercise price of $13.91 to officers and other key employees. The exercise price of the options is equal to the fair market value on their respective grant date. The only options issued during fiscal 2006 were issued during the first quarter. During the first quarter of fiscal 2006, the Company granted 165,651 non-qualified stock options to officers and other key employees. The options have an exercise price equal to the $15.05 market value of the shares on the grant date. The awards granted in both periods have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four.
The fair value of the options granted during the first nine months of fiscal 2007 and 2006 was $5.41 and $5.93 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during these periods:

	Nine Months	Nine Months
	Fiscal 2007	Fiscal 2006
Expected life (years)	4.75	4.5
Risk-free interest rate	4.79%	4.27%
Volatility	42%	45%
Dividend yield	1.07%	1.01%

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
Performance award units
During the first nine months of fiscal 2007, the Company granted 142,800 performance award units to officers and other key employees with a weighted average fair market value per unit on the grant dates of $13.95. During the first nine months of fiscal year 2006, the Company granted 164,025 performance award units with a weighted average fair value of $15.05 per share. The performance award unit agreements granted during both fiscal years provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2007 will end on September 30, 2009, while the award period for awards issued during fiscal 2006 will end on September 30, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued during fiscal year 2007 may be adjusted in 25 percent increments, while the awards issued during fiscal year 2006 may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to defined peer groups, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the agreements. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. We are currently expensing all performance awards at target levels.
Restricted award units
During the first nine months of fiscal year 2007, the Company granted 25,050 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $13.61 based upon the fair value of the Company’s stock on the award dates. During the first nine months of fiscal year 2006, the Company granted 16,175 restricted award units with a weighted average fair market value per unit on the grant dates of $15.05. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first nine months of fiscal year 2007.
Compensation costs recorded
The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three month and nine month periods ended June 30, 2007 and 2006.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$45	$29	$102	$84
Selling, general and administrative expenses	504	503	1,346	1,476
Product development expenses	99	71	241	211

Stock-based compensation included in operating expenses	648	603	1,689	1,771
Estimated tax impact of stock-based compensation	213	205	554	600

Stock-based compensation expense, net of tax	$435	$398	$1,135	$1,171

The excess tax benefits recognized during the first nine months of fiscal year 2007 and 2006 were approximately $298 and $205, respectively.
As of June 30, 2007, there was $4,058 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.
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
There were no purchases under 2007 Program during the first nine months of fiscal year 2007. At June 30, 2007, there were 405,500 Common Shares remaining in treasury at an average cost, including commissions, of $12.40 pursuant to the repurchase programs.
The following table summarizes the Company’s stock repurchase activity during the first nine months of fiscal 2006:

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
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 160,568 and 140,742 at June 30, 2007 and 2006, respectively.
G. Financing Arrangements
On March 29, 2007, the Company extended the term of its credit agreement, as amended, to March 31, 2010 from March 31, 2009. The agreement is a $10,000 debt facility ($0 outstanding at June 30, 2007) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($21 of short-term debt and $703 for standby letters of credit outstanding at June 30, 2007). At June 30, 2007, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,276 of which $10,000 was long-term and $4,276 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of June 30, 2007.

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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2007, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At June 30, 2007, the Company had obligations under foreign exchange forward contracts to sell 2,300,000 Euros, 655,000 British pounds and 280,000,000 Yen at various dates through October 2007. In accordance with the provisions of SFAS No. 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. The fair market value of the foreign exchange forward contracts represented an asset/(liability) to the Company of $30 and $(17), at June 30, 2007 and 2006, respectively.
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
I. Comprehensive Income
Comprehensive (loss) income for the three and nine month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(459)	$1,669	$543	$5,693

Unrealized gains (losses) on value of derivative securities, net of tax	61	36	(25)	(29)
Net unrealized investment gains (losses), net of tax	3	(13)	51	(52)
Foreign currency translation adjustments	29	305	432	265

Comprehensive (loss) income	$(366)	$1,997	$1,001	$5,877

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales:
United States	$9,654	$11,663	$26,972	$33,569
Other Americas	888	1,442	3,434	4,028
Germany	3,715	5,826	13,724	14,646
Other Europe	7,172	7,600	22,008	23,389
Japan	3,207	3,341	13,236	12,230
Other Asia	8,810	8,555	28,028	26,034

	$33,446	$38,427	$107,402	$113,896

Other Asia net sales include $4,607 and $12,634 for China for the third quarter and first nine months of fiscal year 2007, respectively. Net sales to China were not material for the prior year’s fiscal periods.

	At June 30,		At September 30,
	2007	2006	2006
Long-lived assets:
Americas	$31,341	$26,015	$30,246
Germany	5,828	5,063	5,406
Other	1,185	925	921

	$38,354	$32,003	$36,573

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $471 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for the three and nine month periods ending June 30, 2007 and 2006.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Beginning balance	$992	$910	$869	$1,084
Accruals for warranties issued during the period	875	411	245	1,069
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(105)	(19)	(73)	(174)
Settlements made (in cash or in kind) during the period	(1,051)	(312)	(330)	(989)

Ending balance	$711	$990	$711	$990

L. Pension Benefits
The Company has noncontributory defined benefit pension plans covering all of its eligible employees in the United States and certain non-U.S. employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation above certain base levels. A summary of the components of net periodic pension cost based upon a measurement date of June 30, 2006 for the three and nine month periods ending June 30, 2007 and 2006 is shown below:

	United States Plan		Non U.S. Plan
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service costs-benefits earned during the period	$355	$409	$61	$55
Interest cost on projected benefit obligation	550	500	84	70
Expected return on plan assets	(782)	(723)	(16)	(20)
Net loss recognition	16	110	1	—
Amortization of transition asset	—	(2)	5	5
Amortization of prior service cost	45	45	2	2

Net periodic benefit cost	$184	$339	$137	$112

	United States Plan		Non U.S. Plan
	For the Nine Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service costs-benefits earned during the period	$1,065	$1,230	$179	$159
Interest cost on projected benefit obligation	1,652	1,500	246	203
Expected return on plan assets	(2,347)	(2,168)	(48)	(59)
Net loss recognition	49	329	2	—
Amortization of transition asset	—	(7)	17	16
Amortization of prior service cost	134	134	4	4

Net periodic benefit cost	$553	$1,018	$400	$323

The Company made a contribution of $1,500 to its United States plan during the third quarter of fiscal 2007. We expect to contribution another $500 to $1,500 during the fourth quarter of fiscal 2007.
The Company also has an unfunded supplemental retirement plan (SERP) for former key employees, which includes retirement, death and disability benefits. Net periodic benefit cost for this plan was not material to the Company’s consolidated financial statements for the three and nine month periods ended June 30, 2007 and 2006.

M. Income Taxes
For the nine months ended June 30, 2007, the Company recorded a tax benefit of $2,543 on a loss before taxes of $2,000 resulting in an effective tax benefit rate of 127.2 percent, as compared with income tax expense of $1,666 on income before taxes of $7,359 or an effective tax rate of 22.6 percent for the same period in the prior year.
During the 2007 first quarter, the Company recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax benefit rate for the nine months ended June 30, 2007 would have been 85.0 percent.
For the first nine months of fiscal year 2007, the effective tax benefit rate was higher than the U.S. federal statutory tax rate due to the favorable impacts from the research tax credit, extraterritorial income exclusion on U.S. exports and the impact of these benefits relative to a loss. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences.
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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. For the first nine months of fiscal 2007, semiconductor customer orders comprised approximately 35 percent of our total, wireless communications customer orders were approximately ten percent of the total, precision electronic components and subassembly manufacturers’ orders were approximately 25 percent of the total, and research and education customer orders were approximately 20 percent of the total. The remainder of our orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
The most important factors influencing our ability to grow revenue are (i) our customers’ spending patterns as they invest in new capacity or upgrade their lines for their new product offerings, (ii) our ability to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, and (iii) our success in penetrating key accounts with our globally deployed sales and service team. We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. We began experiencing a softening in orders during the second quarter of fiscal 2007 reflecting our customers’ cautious attitude with regard to capital equipment spending. We believe that this cautious attitude among our customers continued during our third quarter. Last quarter we communicated that we believed we were not in an industry wide downturn; however, our recent order levels indicate that semiconductor capital equipment providers are in a more significant downturn than we expected. We communicated that we would reduce our discretionary spending and we did achieve our anticipated costs reductions in selling, general and administrative costs during the third quarter. We are disappointed that our new product development spending was higher than we had planned, and we expect in the coming quarter for those costs to return to the level we experienced in the fourth quarter of the prior year. We believe that new product development is important, and we remain committed to maintain the necessary resources to implement our strategy in the short-term to successfully introduce our new product launches that we have planned through the remainder of calendar 2007.
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
Stock compensation plans:
During the second quarter of fiscal year 2007, we revised our estimate of the expected life of stock options from 4.5 years in fiscal 2006 to 4.75 years for fiscal year 2007. In revising this estimate, we considered several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. Our review of our most current data indicates that our average expected option life is 4.75 years. SFAS No. 123R also requires us to estimate an expected forfeiture rate when recognizing compensation cost. In the past we had used an 8% forfeiture rate for all stock options, performance award units, and restricted award units. Beginning in the second quarter of fiscal year 2007, we revised our estimated forfeiture rate for stock options to 3% and for performance award units to 5%. Our review of our most current data indicates that the rates as adjusted are more indicative of expected future expense. The resulting cumulative adjustment recorded during our second quarter of 2007 for the change in rates was not material to our financial results.
Results of Operations
Third Quarter Fiscal 2007 Compared with Third Quarter Fiscal 2006
Net sales of $33,446 for the third quarter of fiscal 2007 decreased 13 percent as compared to the prior year’s third quarter sales of $38,427. The effect of a weaker U.S. dollar positively impacted sales growth by approximately one percentage point. Geographically, sales decreased 20 percent in the Americas, 19 percent in Europe, and were up one percent in Asia. On a sequential basis, sales increased two percent from the second quarter of fiscal year 2007.
Orders of $36,006 for the third quarter decreased 17 percent compared to last year’s orders of $43,215. Geographically, orders decreased 23 percent in the Americas, 36 percent in Europe, and increased eight percent in Asia. Orders from the Company’s semiconductor customers decreased approximately 30 percent, orders from wireless communications customers decreased approximately ten percent, orders from precision electronic component and subassembly manufacturers decreased approximately ten percent, and research and education customer orders increased approximately 20 percent compared to the prior year’s third quarter. Sequentially, orders increased eight percent from the second quarter of fiscal 2007, primarily due to an increase in orders from semiconductor customers. Order backlog increased $2,586 during the quarter to $16,038 at June 30, 2007. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 42.0 percent from 39.0 percent in the prior year’s third quarter. The increase was due to an unfavorable product mix and fixed manufacturing costs being spread over lower sales volume. This was partially offset by a four percent weaker U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the third quarter of fiscal 2007 or fiscal 2006.
Selling, general and administrative expenses of $15,288, or 45.7 percent of net sales, decreased $560, or four percent, from $15,848, or 41.2 percent of net sales, in last year’s third quarter. We achieved the cost reduction goals we set for ourselves in March by reducing our discretionary spending. Compared to the prior year, the decrease in spending was due to lower costs for employee benefits, marketing communication programs, bonuses, and consultant and temporary help. This was partially offset by higher salary costs due to increased headcount particularly in our sales organization in Asia, and higher costs in Europe and Asia due to the weaker U.S. dollar.
Product development expenses for the quarter were $7,116, or 21.3 percent of net sales, up $759, or 12 percent, from last year’s $6,357, or 16.5 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products.

The Company reported an operating loss for the third quarter of fiscal 2007 of $3,017 compared to operating income of $1,222 for the prior year’s quarter. Lower sales and higher product development expenses accounted for the decrease.
Investment income was $582 for the quarter compared to $510 in last year’s third quarter primarily as a result of higher interest rates.
The Company recorded an income tax benefit at an 81.2 percent rate and income tax expense at a 3.5 percent rate for the third quarter of fiscal 2007 and 2006, respectively. The effective tax rate (benefit) in 2007 is higher than the U.S. federal statutory tax rate due to the favorable benefits from the research tax credit, extraterritorial income exclusion on U.S. exports and the impact of these benefits relative to a loss. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences. The rate in 2006 is lower than the statutory rate primarily due to extraterritorial income exclusion benefits, an adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves.
The Company reported a net loss for the quarter of $459, or $0.03 per share, compared to net income of $1,669, or $0.10 per diluted share, in last year’s third quarter. Lower sales were partially offset by a more favorable tax rate and lower operating costs, as described above.
Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006
Net sales of $107,402 for the nine months ended June 30, 2007 decreased six percent from $113,896 reported for the nine month period last year. The effect of a five percent weaker U.S. dollar was negligible on sales growth. Geographically, net sales were down 19 percent in the Americas, six percent in Europe, and up eight percent in Asia.
Orders of $106,235 for the nine months ending June 30, 2007 decreased ten percent from $117,642 last year. Geographically, orders decreased 25 percent in the Americas, 22 percent in Europe, and increased 19 percent in Asia. Orders from the Company’s semiconductor customers decreased approximately 30 percent, orders from wireless communications customers and precision electronic component/subassembly manufacturers were essentially flat, and research and education customer orders increased approximately 15 percent compared to the prior year’s nine month period. See the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal 2007 orders by major industry group.
Cost of goods sold as a percentage of net sales increased to 40.5 percent from 38.7 percent for the nine month period last year. The increase was due primarily to an unfavorable product mix and fixed manufacturing costs being spread over lower sales volume. The effect of foreign exchange hedging on cost of goods sold was not material in either period.
Selling, general and administrative expenses of $48,255, or 44.9 percent of net sales, increased four percent, from $46,557, or 40.9 percent of net sales, in the same period last year. The majority of the increase was due to costs associated with the stock option investigation and shareholder litigation, and higher salaries due to increased headcount. These costs were partially offset by lower benefit and bonus expenses.
Product development expenses for the first nine months of fiscal 2007 of $19,363, or 18.0 percent of sales, were up 12 percent, from $17,343, or 15.1 percent of net sales, for the same period last year. The increase was primarily a result of our increased investment in product development activities to expand our product offering and accelerate the development of new products.
Investment income during the first nine months of fiscal 2007 was $1,715 versus $1,422 for the same period in the prior year, primarily as a result of higher interest rates.
For the nine months ended June 30, 2007, we recorded a tax benefit of $2,543 on a loss before taxes of $2,000 resulting in an effective tax benefit rate of 127.2 percent, as compared with income tax expense of $1,666 on income before taxes of $7,359 or an effective tax rate of 22.6 percent for the same period in the prior year. During the 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of research tax credits for the period of January 1, 2006 through September 30, 2006. This benefit was not recognized during the fiscal year ended September 30, 2006 as the research tax credit had expired and was not extended until December of 2006. Without regard to discrete items, such as the prior year research tax credit, the tax benefit rate for the nine months ended June 30, 2007 would have been 85.0 percent. For the first nine months of fiscal year 2007, the effective tax rate (benefit) was higher than the U.S. federal statutory tax rate due to the favorable impacts from the research tax credit, extraterritorial income exclusion on U.S. exports and the impact of these benefits relative to a loss. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences. The effective tax rate for fiscal year 2006 includes only one quarter of research tax credits. The rate in 2006 is lower than the statutory rate primarily due to extraterritorial income exclusion benefits, a favorable adjustment in the valuation allowance for the utilization of foreign tax credits, and the reduction of certain tax reserves.
Net income for the first nine months of fiscal 2007 was $543, or $0.03 per diluted share, compared with net income of $5,693, or $0.34 per diluted share, last year. Lower sales and higher operating costs, partially offset by favorable tax items accounted for the decrease.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of June 30, 2007 and September 30, 2006:

	June 30	September 30
Current assets:
Cash and cash equivalents	$14,262	$10,501
Short-term investments	33,049	36,203
Refundable income taxes	393	583
Accounts receivable and other, net	19,607	26,836
Total inventories	13,891	14,647
Deferred income taxes	3,913	4,206
Prepaid expenses	1,898	1,664

Total current assets	87,013	94,640

Current liabilities:
Short-term debt	21	872
Accounts payable	7,595	8,033
Accrued payroll and related expenses	4,510	6,089
Other accrued expenses	3,780	4,870
Income taxes payable	1,729	2,733

Total current liabilities	17,635	22,597

Working capital	$69,378	$72,043

Working capital decreased during the first nine months of fiscal 2007 by $2,665. Accounts receivable and other, net decreased $7,229 during the first nine months of fiscal year 2007, due primarily to lower sales during the June quarter versus the September quarter and lower days sales outstanding at June 30, 2007 of 46 versus 53 at September 30, 2006. Accounts payable decreased due to lower purchases resulting from our lower sales volume. Accrued payroll and related expenses decreased primarily due to the cash payment of fiscal 2006 annual incentive compensation and lower similar accruals for the first nine months of fiscal 2007. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended June 30
	2007	2006
Cash provided by (used in):
Operating activities	$5,373	$5,132
Investing activities	178	(8,219)
Financing activities	(1,997)	(3,023)
Operating activities. Cash provided by operating activities was $5,373 for the nine months of fiscal year 2007 compared to $5,132 in same period last year. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.
During the first nine months of 2007, operating cash flows resulted primarily from a decrease in accounts receivable, the positive impact of non-cash charges for depreciation and stock-based compensation, and a decrease in inventory during the period. This was partially offset by decreases in current accrued liabilities. Additionally, the Company contributed $1,500 to its U.S. Pension plan. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
During the first nine months of 2006, operating cash flows resulted primarily from net earnings and the positive impact of non-cash charges, partially offset by increases in accounts receivable and inventory.
Investing activities. Net cash provided by investing activities was $178 for the first nine months of 2007 as compared to cash used in investing activities of $8,219 for the same period last year. Cash flows from our investing activities for the first nine months of the current year were the result of a net sale of marketable securities of $3,232 versus a net purchase of $4,276 in the prior year, and lower capital expenditures. Short-term investments totaled $33,049 at June 30, 2007 as opposed to $45,068 at the same time last year.
Financing activities. Cash used in financing activities was $1,997 in the first nine of fiscal year 2007 compared to $3,023 last year. During the current year’s nine-month period, we repaid $857 of short-term debt versus borrowing $990 of short-term debt in the prior year. Short-term debt at June 30, 2007 totaled $21 versus $1,004 at June 30, 2006. During the 2006 period, we repurchased 215,000 Common Shares for $2,711, at an average price of $12.61 per share including commissions (see Note F).
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand, available lines of credit, and cash provided by operations. At June 30, 2007, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,276 of which $10,000 was long-term and $4,276 was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry. Our ability to grow revenue is dependent upon our customers’ spending patterns, our ability to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, coupled with our success in penetrating key accounts with our globally deployed sales and service team. We expect new product development costs for the fourth quarter of fiscal 2007 to approximate those in the prior year’s fourth quarter as we continue to build a stronger, broader and more complete product offering for our customers. We remain committed to introducing a number of new products by the end of this calendar year, which we believe will provide incremental sales growth in 2008.
Our customers are particularly uncertain with regards to their capital spending; consequently, our visibility for future results is more limited than usual. The Company expects sales for the fourth quarter of fiscal 2007, which will end September 30, 2007, to range between $31,000 and $38,000. Results will range from a pretax loss to pretax earnings in the single digits as a percentage of net sales. The Company expects the effective tax rate for the remainder of fiscal 2007 to approximate the statutory rate, although the rate will fluctuate based on actual results.

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
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach, and provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over-funded or under-funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year ending September 30, 2007. However, based upon the funded status of the Company’s pension plans at September 30, 2006, the adoption of SFAS No. 158 would have reduced total stockholders’ equity by approximately $6,109 on a pretax basis at September 30, 2006. By the time we adopt SFAS No. 158 as of September 30, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. It is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
Current and potential shareholders should consider the risk factors described below. Any of these or other factors, many of which are beyond our control, could negatively affect our revenue, results of operations and cash flow.
Cyclicality of the electronics industry and timing of large orders
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. In addition, the factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers during the quarter can generally vary between 30-50 percent of our total orders for any given quarter. This can cause our financial results to fluctuate from quarter to quarter, which may have an adverse impact on our stock price.
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for nearly three-fourths of our revenue during the first nine months of fiscal 2007. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
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
Tax planning strategies
We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2007 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or changes in the mix of countries where earnings or losses are incurred. At June 30, 2007, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely financial information. Throughout the last three fiscal years, we have implemented new Enterprise Resource Planning, or ERP, and Customer Relationship Management, or CRM, systems, and we intend to further upgrade our information technology systems. Our results could be adversely affected if we are unable to implement further system upgrades and enhancements without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. We also have outsourced the hosting of these systems to a third-party vendor located in Texas. If our third-party vendor experiences shut downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represents approximately 12 percent of its total outstanding Common Shares, through February 28, 2009. The 2007 Program replaces the prior repurchase program, which expired on December 31, 2006. The purpose of the 2007 and prior programs is and was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under these plans. The Company made no share repurchases during the first nine months of fiscal 2007 and repurchased 215,000 shares at an average cost, including commissions of $12.61 during the nine month period of fiscal 2006. See Notes to Condensed Consolidated Financial Statements Note F.
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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: August 9, 2007	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)