Form 10-K
period 2007-09-30
KEITHLEY INSTRUMENTS INC
filed 2007-12-14
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended, SEPTEMBER 30, 2007
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
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☐       No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $209.9 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.3 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $210.2 million at March 31, 2007, the Registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 30, 2007, which was $15.29.
As of December 6, 2007 there were outstanding 13,859,921 Common Shares, without par value, and 2,150,502 Class B Common Shares, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 9, 2008 (the “2008 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.
10-K Annual Report

Forward-Looking Statements
Statements and information included in this Annual Report on Form 10-K by Keithley Instruments, Inc. (“Keithley,” “the Company,” “we,” “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Annual Report on Form 10-K include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets Keithley sells into, conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
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
Keithley Instruments, Inc. designs, develops, manufactures, and markets complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. The Company has approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF), or optical signals. Product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Our customers are scientists and engineers in the worldwide electronics industry involved with advanced materials research, semiconductor device development and fabrication, and the production of end products such as portable wireless devices.
During fiscal 2007, approximately 35 percent of our orders were received from the semiconductor industry; approximately 20 percent came from research and education customers; approximately 10 percent came from the wireless communications customer group; and approximately 25 percent came from the precision electronic components/subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components, including optoelectronic components. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Business Strategy
We have focused our efforts on identifying test applications within segments of the electronics test and measurement industry that have high rates of technology change, long-term growth in demand, a meaningful market size, and that leverage our measurement capabilities and/or other test applications. We estimate total annual sales for these segments to be in excess of $1 billion. New products are an important factor in our sales growth strategy, and we have increased our investment in product development activity spending levels to expand our product offering and accelerate the introduction of new products. Expanding our measurement technology platforms beyond our traditional DC and IV base to include new RF, pulse and C-V (capacitance-voltage) test platforms allows us to serve a broader set of applications in a larger addressable market.
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
Product Offerings
Keithley has approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF) or optical signals. Product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $150,000 to $500,000 depending upon the options chosen by the customer. Our semiconductor characterization system ranges in price from $30,000 to $75,000. Bench top instruments generally range in price from $1,000 to $25,000 on a stand-alone basis and from $15,000 to $35,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and in production test for machine builders and system integrators. Selling prices generally range from $200 to $4,000.
New Products During Fiscal Year 2007
The Company’s objective is to grow faster than the overall test and measurement industry, and new products play a critical role in achieving this higher growth rate. During fiscal 2007, we introduced several new products and enhancements that add complementary capability to our product offering. These products provide our customers with critical tools to serve their production test application and research and development needs.
With regard to our RF product family, we announced the availability of the Model 2810 RF Vector Signal Analyzer, the release of the Model 3500 Portable RF Power Meter, and added a series of new capabilities for our Model 2910 RF Vector Signal Generator. Additionally, we announced the release of our SignalMeister™ Waveform Creation Software. SignalMeister is a software tool that creates arbitrary waveform (ARB) files that can be downloaded to our Model 2910 RF Vector Signal Generator. It is an expandable software platform with a common user interface that will allow integration of multiple signal creation libraries with flexibility to handle multiple signal standards as they become available. Our RF instruments employ new approaches to test and measurement that enable users to save time, effort and money through their ease of use, flexibility, high-performance and compact size. They can be used throughout our customers’ design, development and manufacturing processes, and they complement existing Keithley solutions such as our battery simulation sources, semiconductor characterization systems, and source-measure units.
We announced an expansion of our production test capabilities with a new product line based on the PXI platform. This addition to our offering gives customers the ability to combine the speed of data acquisition from our new PXI products with the high throughput and precise measurement capability of our Instruments product line. We are now able to provide hybrid solutions based on the PXI, LXI, PCI, USB, and GPIB platforms. Additionally, we announced the introduction of our Model KPCI-488LP Low Profile GPIB Controller Interface plug-in board which is used by customers to interface our instruments to their PCs.
We continued to enhance our solutions for customers working on cutting-edge semiconductor research and characterization with the newest release of our Model 4200 Semiconductor Characterization System. This new version includes powerful system level pulse capabilities and extends the Model 4200’s versatile DC and pulse capability into new areas such as flash memory testing, high-power RF device testing, and pulse testing for advanced semiconductor material. We announced the availability of Automated Characterization Suite integrated test systems, which are highly configurable, instrument-based systems for semiconductor characterization at the device, wafer, or cassette level. Their unique measurement capability, combined with powerful and flexible automation-oriented software, delivers a comprehensive range of applications and features not offered on others’ comparable systems.
We announced the release of KTE V5.2, Keithley’s Test Environment software and a migration to the Linux Operating System for our S600 Series Parametric Test Systems, used in semiconductor fabrication test at the wafer level. These upgrades provide improvements to our parallel test capability, and provide a more stable operating system, both of which can lower our customers’ overall cost of test by reducing test time and increasing service life.
We added low current capabilities to our Series 2600 SourceMeter® Instruments line with the introduction of the Models 2635 and 2636. These products introduce a new and unique way of doing parametric analysis at resolutions as fine as 1fa (10(-15) amp), which is often required for many semiconductor, optoelectronic, and nanotechnology devices. With their Test Script Processor (TSP™) and TSP-Link™ intercommunications bus, these new instruments enable engineers to quickly create fast test systems that are ideal for research, characterization, wafer sort, reliability, production monitoring, and a multitude of other test applications.
We introduced the Model 2100 6 1/2- Digit Digital Multimeter (DMM), which provides USB connectivity. This high precision, low-cost DMM, is the first introduction of our next generation DMMs. The Model 2100 supports a wide range of applications and is well suited for test engineers, R&D engineers, service and calibration technicians, research scientists and engineering students. We have also aggressively priced this DMM making it affordable for a large number of customers.
Our new Series 3700 System Switch/Multimeter and Plug-in Card Family, represents our next-generation platform of switching and integrated DMM test solutions. The Series 3700 System solutions offer scalable, high-performance switching and multi-channel measurements that are optimized for automated testing of electronic products and components. Together with a growing family of plug-in switch and control cards, the Series 3700 is ideal for either a functional test system or in stand-alone data acquisition and measurement applications for production and functional testing of electronic products and devices, especially multi-channel I-V testing and accelerated stress tests.

Geographic Markets and Distribution
During fiscal 2007, substantially all of the Company’s products were manufactured in Ohio and were sold in over 80 countries throughout the world. The Company’s principal markets are the United States, Europe and Asia.
In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the United States, we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. Keithley has subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Switzerland, Italy, Japan, Malaysia and China. We also have sales offices in Belgium, Finland, Korea, Taiwan, India and Singapore. Sales in areas outside the above named locations are made through independent sales representatives and distributors.
Sources and Availability of Raw Materials
Our products require a wide variety of electronic and mechanical components, most of which are purchased. We have multiple sources for the vast majority of the components and materials we use; however, there are some instances where the components are obtained from a sole-source supplier. If we were unable to purchase components or materials from a sole-source supplier, we could experience a temporary adverse impact on operations; however, we believe alternative sources could be found. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available as needed.
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
Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2007, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.
Backlog
Our backlog of unfilled orders amounted to approximately $14.5 million as of September 30, 2007 and approximately $17.1 million as of September 30, 2006. We expect that substantially all of the orders included in the 2007 backlog will be delivered during fiscal 2008. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of the Company’s receipt of orders and the speed with which those orders are filled, and our customers’ requested delivery schedules. Accordingly, the Company’s backlog as of September 30, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $25.9 million in 2007, $23.7 million in 2006 and $17.0 million in 2005, or approximately 18%, 15% and 12% of net sales, respectively, for each of the last three fiscal years.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2007, the Company employed approximately 698 persons, 202 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note K of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.

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
Executive Officers Of The Registrant
Certain information regarding our executive officers is set forth below:

Name	Position	Age

Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	58
Steven A. Chipchase	Vice President Operations	44
Philip R. Etsler	Vice President Human Resources	57
Alan S. Gaffney	Vice President Commercial Marketing and Information Systems	37
Mark A. Hoersten	Vice President Business Management	49
Larry L. Pendergrass	Vice President New Product Development	52
John A. Pesec	Vice President Worldwide Sales and Support	47
Mark J. Plush	Vice President and Chief Financial Officer	58
Linda C. Rae	Executive Vice President and Chief Operating Officer	42
Suzanne S. Taylor	Vice President and Chief Compliance Officer	44
Joseph P. Keithley was elected Chairman of the Board of Directors in February 1991. He was elected Chief Executive Officer in November 1993, and President in May 1994. He has been a Director since 1986, and was elected Vice Chairman of the Board in February 1988. Mr. Keithley joined the Company in 1976 and held various positions in production, customer service, sales and marketing prior to being elected Vice President of Marketing in 1986. From 1986 until his election to Chief Executive Officer in 1993, Mr. Keithley held various management positions within the Company.
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
Suzanne S. Taylor joined Keithley in April 2007 as Vice President and Chief Compliance Officer. Prior to joining Keithley, Ms. Taylor served in various counsel capacities for both public and private companies, including Assistant General Counsel, Platinum Equity, LLC from January 2006 to March 2007; Senior Vice President, General Counsel, SourceOne Healthcare Technologies Inc. from March 2003 to November 2005; and Senior Vice President, General Counsel, Imperial Home Décor Group, Inc. from September 1998 to February 2003.

ITEM 1A — RISK FACTORS
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
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for nearly three-fourths of our revenue during fiscal 2007. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
Changes in manufacturing processes
We have implemented a lean manufacturing environment in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits from lean manufacturing if we are unable to continue to effectively fine-tune our operations, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing efficiencies. Additionally, we have begun to outsource the manufacturing of certain of our products to a Malaysian contract manufacturer. If this manufacturer is unable to meet our customers’ demand or if their quality does not meet our standard, our reputation, and therefore our business, could be adversely affected.
Tax planning strategies
We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2008 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or changes in the mix of countries where earnings or losses are incurred. At September 30, 2007, we had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected.

Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely information for our order entry, billing, manufacturing and other customer support functions. Any failure in those system could adversely affect our operating results.
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
Non-cash compensation expense
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards issued in fiscal year 2006 and 2007 can be adjusted in 50 and 25 percent increments, respectively, and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of performance thresholds. We currently are accruing expense for performance share unit awards based upon our estimate that the number of shares to be issued will be equal to 50 percent of the initial award amount for those issued in fiscal 2006 and 100 percent of the initial award amount for those issued in 2007. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Historical stock option grant practices
We experienced substantial costs due to the previously announced independent investigation into our past stock option grant practices that was conducted by a Special Committee of our Board of Directors.
As disclosed under “Legal Proceedings,” in August 2006 we established a Special Committee of our Board of Directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. In addition, we were notified in September 2006 that the staff of the SEC was conducting an inquiry into our stock option practices. The Company announced the special committee’s findings in December 2006, including that no restatement of the Company’s historical financial statements would be required. There can be no assurance, however, that the staff of the SEC will not disagree with this position in the future and require a restatement.
Certain of the Company’s Directors and current and former officers have been named as defendants in a consolidated shareholder derivative action filed in the United States District Court for the Northern District of Ohio captioned In Re Keithley Instruments, Inc. Derivative Litigation. The consolidated action seeks unspecified money damages, disgorgement of profits and benefits, equitable injunctive relief and other remedies. The Company is also named as a nominal defendant.
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
Other risk factors
Our business could be affected by worldwide macroeconomic factors. A rise in energy prices or interest rates could have a negative impact on the overall economy which could impact our revenue and operating results. Other risk factors include, but are not limited to, changes in our customer and product mix affecting our gross margins, our ability to work with third parties to augment our product offering, credit risk of customers, potential litigation, claims, regulatory and administrative proceedings arising in the normal course of business, as well as terrorist activities and armed conflicts.
ITEM 1B — UNRESOLVED STAFF COMMENTS
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

ITEM 3 — LEGAL PROCEEDINGS
As previously announced, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.
In December 2006, the Company announced the Special Committee’s findings, which were adopted by the Board of Directors and were as follows:
•	There was no evidence of “backdating” annual stock option grants prior to the date of approval by the Board of Directors.

•	There was a multi-day delay by management in setting the exercise price for annual stock option grants in 2000, 2001 and 2002. The delay resulted in the options having a lower exercise price than the price on the date of Board approval.

•	Although the Special Committee determined that the terms of the Company’s stock incentive plans required the options to be priced on the date the Board approved them, there was no finding of intentional misconduct on the part of senior management or any other Keithley officer, director or employee responsible for the administration of the Company’s stock option grants.

•	Based on evidence gathered and analyzed by the Independent Counsel, the Special Committee found the dates selected by management for the annual grants in 2000-2002 are the appropriate measurement dates for accounting purposes. Accordingly, the Company was not required to record any compensation expense with respect to the annual option grants in 2000-2002, and the Company was not required to restate its financial statements as a result of these grants.

•	The Special Committee concluded that the Company’s public filings regarding annual options grants during the years reviewed were accurate; there is no evidence that the Company timed the grant date or pricing of annual stock option grants to take advantage of material non-public information; and there was no wrong doing or lack of oversight by the Company’s independent directors or the Human Resources and Compensation Committee of the Board of Directors (the “Compensation Committee”).

•	The Special Committee also reviewed the Company’s practices regarding stock option grants, other than its annual grants, which are generally grants of smaller numbers of options to new hires and to existing employees for promotions. The Special Committee concluded that management exceeded certain of the authority granted to management by the Company’s stock option plans and the Compensation Committee, but that these grants involved small numbers of shares and were largely the result of ministerial errors by management.
As a result of the investigation, the Company’s Compensation Committee modified its procedures for the granting of equity awards that govern how stock options and other equity awards are granted and documented. In addition, as previously disclosed, as a result of costs incurred by the Company in connection with the investigation, three executive officers of the Company did not receive bonuses for fiscal year 2006 or salary increases for calendar year 2007, and two of the executives received no equity awards when awards were made to other executives in January 2007.
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
The four suits have been consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint is the operative complaint in the action. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock options were granted by the Company so as to maximize the value of the stock options. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
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

				Cash Dividends
			Cash Dividends	Per Class B
	High	Low	Per Common Share	Common Share

Fiscal 2007
First Quarter	$13.85	$11.79	$.0375	$.0300
Second Quarter	16.44	12.75	.0375	.0300
Third Quarter	15.73	11.80	.0375	.0300
Fourth Quarter	14.45	9.30	.0375	.0300

Fiscal 2006
First Quarter	$16.30	$13.81	$.0375	$.0300
Second Quarter	15.95	13.71	.0375	.0300
Third Quarter	16.10	11.36	.0375	.0300
Fourth Quarter	13.43	10.77	.0375	.0300
The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 6, 2007 was 2,171 and 4, respectively.
Equity Compensation Plan Information as of September 30, 2007

Number of securities remaining
available for future issuance
	Number of securities to be	Weighted-average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,241,580	$20.31	1,267,263 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	3,241,580	$20.31	1,267,263 (1)

(1)	Includes 483,914 shares available for issuance under the 2005 Employee Stock Purchase and Dividend Reinvestment Plan.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of common shares in the fourth quarter of fiscal year 2007:

					Total number of shares	Maximum number of
					purchased as part of	shares that may yet
	Total number of		Average price		publicly announced	be purchased under
Period	shares purchased		paid per share (1)		plans or programs	the plans or programs

July 1 — 31, 2007	7,500		$11.45		7,500	1,992,500

August 1 — 31, 2007	78,300		$10.20		78,300	1,914,200

September 1 — 30, 2007	83,015	(2)	$10.09	(2)	65,200	1,849,000

Total	168,815	(2)	$10.20	(2)	151,000	1,849,000

(1)	Price includes commissions.

(2)	Includes 17,815 shares acquired in exchange for the exercise of a non-qualified stock option at a price of $9.63 per share.
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program, through February 28, 2009. The 2007 Program replaces the prior repurchase program, which expired on December 31, 2006. The purpose of the 2007 Program is to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of purchases under these stock plans.

Stock Performance Graph
The graph below compares the 5-year cumulative return from investing $100 on September 30, 2002 in each of the Company’s Common Shares, the Russell 2000 Index and the Standard & Poor’s Information Technology Index. The comparison assumes that all dividends are reinvested.

	9/02	9/03	9/04	9/05	9/06	9/07
Keithley Instruments, Inc.	100.00	117.85	146.51	123.74	109.29	91.97
Russell 2000	100.00	136.50	162.12	191.23	210.20	236.14
S&P Information Technology	100.00	159.55	162.68	184.55	190.56	235.02

ITEM 6 — SELECTED FINANCIAL DATA.
The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated Balance Sheets as of September 30, 2007 and 2006 and the related Consolidated Statements of Operations and of Cash Flows for each of the three years in the period ended September 30, 2007 and notes thereto appear elsewhere in this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2007	2006	2005	2004	2003

Operating Results:
Net sales	$143,658	155,212	141,552	140,248	106,718
Gross margin percentage	59.8%	61.3%	60.7%	61.1%	55.3%
(Loss) income before income taxes	$(1,685)	9,913	14,087	15,541	(4,361)
Net (loss) income	$(349)	8,361	10,128	11,381	(4,192)
Basic (loss) earnings per share	$(0.02)	0.51	0.62	0.71	(0.27)
Diluted (loss) earnings per share	$(0.02)	0.50	0.61	0.69	(0.27)

Common Stock Information:
Cash dividends per Common Share	$0.150	0.150	0.150	0.150	0.150
Cash dividends per Class B Common Share	$0.120	0.120	0.120	0.120	0.120
Weighted average number of shares outstanding- diluted	16,207	16,567	16,591	16,544	15,487

At fiscal year-end:
Dividend payout ratio	n/m	30.0%	24.6%	21.7%	n/m
Shareholders’ equity per share	$6.76	7.03	6.81	6.26	5.33
Closing market price	$10.60	12.75	14.60	17.45	14.15

Balance Sheet Data:
Total assets	$146,406	148,892	142,364	136,666	114,186
Current ratio	3.8	4.2	4.2	3.3	3.4
Short-term debt	$799	872	—	440	409
Long-term obligations	$11,102	9,792	8,240	7,348	9,631
Shareholders’ equity	$113,024	116,503	111,976	101,577	84,763
Total debt-to-capital	0.7%	0.7%	—	0.4%	0.5%

Other Data:
Return on average shareholders’ equity	-0.3%	7.3%	9.5%	12.2%	-4.7%
Return on average total assets	-0.2%	5.7%	7.3%	9.1%	-3.6%
Return on net sales	-0.2%	5.4%	7.2%	8.1%	-3.9%
Number of employees	698	673	651	632	608
Sales per employee	$209.6	234.5	220.7	226.2	174.9

Cash flow:
Net cash provided by (used in) operating activities	$5,641	5,985	10,543	15,045	(6,530)

Ten-year compound annual growth rate:
Net sales	1.5%	2.7%	2.6%	4.6%	1.6%
Net income	n/m	n/m	7.5%	28.8%	n/m

n/m – These ratios are not meaningful due to the reported net losses in 1996, 2003 and 2007.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Thousands of Dollars except for per share information.
Introduction and Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the operating performance and financial condition of Keithley Instruments, Inc. A discussion of our business, including our strategy for growth, products and competition, is included in Part I of this Form 10-K above.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2007, semiconductor orders comprised approximately 35 percent of our total orders; wireless communications orders were about 10 percent; precision electronic components/subassembly manufacturers were approximately 25 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 20 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. We began experiencing a softening in orders during the second quarter of fiscal 2007 reflecting our semiconductor customers’ cautious attitude with regard to capital equipment spending. We believe that this cautious attitude among our customers continued during the remainder of the fiscal year. During the second half of the fiscal year, we implemented cost containment plans that would limit spending in a way that would not jeopardize our new product development timetables. Overall, we were successful with these initiatives, as we met our reduced spending objectives throughout our operations. Our new product development spending for the year increased over the prior year, which was planned. We believe that new product development is important, and we remain committed to maintain the necessary resources to implement our strategy in the short-term to successfully introduce our new product launches that we have in development.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the United States, Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a greater portion of our selling costs are now fixed.
We continue to believe that both the semiconductor and wireless areas drive change within the electronics industry. These technology changes create many opportunities for us. In fiscal 2004, we opened a West Coast development center, the sole focus of which is to develop our new RF product family. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. We have begun to receive important design wins for our RF products and our expanded offering has greatly increased our exposure to new customers and opportunities. Additionally, advances in technology require us to enhance our parametric test platforms to respond to our customers’ changing needs. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers.
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
A valuation allowance against deferred tax assets has been established related to foreign net operating losses (“NOLs”) and state and local taxes which may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such NOLs are utilized or until such NOLs expire. Our income tax expense (benefit) recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of certain tax credits and the remaining deferred tax asset is dependent upon forecasted taxable income. If actual results are significantly less than our forecast, an additional valuation allowance may be recorded against the tax credits or the remaining deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense would result.
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
The discount rate for the United States plan was determined as of the June 30, 2007 measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration. The longest maturity of any bond included in the data is August 25, 2036. Benefit payments lying beyond 2036 were discounted back to this year using interest rates taken from the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2007. The matching bond portfolio produces coupon income in excess of what is needed to meet early period benefit payments. The excess coupon income is accumulated at interest, based on the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2007, until such time as it is used to pay benefits.
The discount rate used in determining the recorded liability for our United States pension plan was 6.375% for 2007, compared to 6.625% for 2006 and 5.50% for 2005. The decrease in the rate was primarily due to lower interest rates on long-term, highly rated corporate bonds. The discount rate for our German pension plan was 5.5% for 2007, compared to 4.5% for 2006 and 4.25% for 2005. The increase in the rate was primarily due to higher interest rates on long-term, highly rated corporate bonds.
Actual rate of return on United States plan assets was 15.6% for 2007 compared to an expected rate of return of 8.25%. A 0.25% increase (decrease) in the expected rate of return would have produced a $95 decrease (increase) in 2007 expense.

The pension plan assets in Germany are invested through an insurance company. The insurance company directs the investments for this insurance contract. Because of the type of investments in the insurance contract, an expected rate of return of 5.0% was assumed.
Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions for both the United States plan and non-U.S. plans based on relevant market conditions as prescribed by accounting principles generally accepted in the United States and will make adjustments to the assumptions as appropriate. Pension income or expense is allocated to Cost of goods sold, Selling, general and administrative expenses, and Product development expenses in the Consolidated Statements of Operations.
Stock compensation plans:
With the adoption of SFAS No. 123(R) on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption that is primarily based upon observed historical volatility of Keithley’s stock price, as there is not a substantial enough market for exchange-traded options. During fiscal year 2007, we used a stock-price volatility assumption of 42%. With regard to the weighted-average expected option life assumption, we consider several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. During fiscal year 2007, we used an expected life assumption of 4.75 years. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We review this rate every reporting period and adjust it when necessary based upon our past history of actual forfeitures.
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards issued in fiscal year 2006 and 2007 can be adjusted in 50 and 25 percent increments, respectively, and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of performance thresholds. We currently are accruing expense for performance share unit awards based upon our estimate that the number of shares to be issued will be equal to 50 percent of the initial award amount for those issued in fiscal 2006 and 100 percent of the initial award amount for those issued in 2007. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.
Percent of net sales for the years ended September 30:

	2007	2006	2005

Net sales	100.0	100.0	100.0
Cost of goods sold	40.2	38.7	39.3

Gross profit	59.8	61.3	60.7
Selling, general and administrative expenses	44.5	40.9	39.7
Product development expenses	18.0	15.3	12.0

Operating (loss) income	(2.7)	5.1	9.0
Investment income	1.5	1.3	1.0
Interest expense	(0.0)	(0.0)	(0.0)

(Loss) income before income taxes	(1.2)	6.4	10.0
(Benefit) provision for income taxes	(1.0)	1.0	2.8

Net (loss) income	(0.2)	5.4	7.2

We recorded a net loss for fiscal year 2007 of $349, or $0.02 per diluted share. We recorded net income of $8,361, or $0.50 per diluted share, for 2006 and $10,128, or $0.61 per share, for 2005.
Net sales were $143,658 in 2007 compared with $155,212 in 2006, and $141,552 in 2005. The 7% sales decrease in 2007 was primarily due to lower sales to our semiconductor production test customers for our parametric testers, while the 10% sales increase in 2006 was primarily due to higher sales to our semiconductor customers for both production and development applications. The effect of currency exchange rates was negligible on sales in all periods. During fiscal 2007, we began to experience a softening in conditions in the electronics industry, particularly amongst our semiconductor customers. Throughout 2006 and 2005 we had noted improving conditions in the strength of our customers and the electronics industry as a whole. Geographically, sales were down 22% in the Americas, up 4% in Asia, and down 5% in Europe during 2007. During 2006, sales were up 19% in the Americas, down 2% in Asia, and up 15% in Europe.
Cost of goods sold as a percentage of net sales was 40.2%, 38.7% and 39.3% in 2007, 2006 and 2005, respectively. The increase in cost as a percentage of sales in 2007 over 2006 was primarily the result of lower volumes and unfavorable product mix. The decrease in 2006 over 2005 was due to spreading fixed manufacturing costs over higher sales volume, offset somewhat by higher salaries and benefits and a less favorable geographic mix. Foreign exchange hedging had a minimal effect on cost of goods sold in 2007, 2006 and 2005.

Selling, general and administrative expenses of $64,008 increased less than 1% in 2007 from $63,554 in 2006, and increased 13% in 2006 from $56,177 in 2005. The slight increase in 2007 over 2006 was the result of higher salaries due to increased headcount, higher costs associated with the stock option investigation and shareholder litigation, higher costs in our Asian sales and support operations, and higher translation costs outside the U.S. due to a 5% weaker dollar. These costs were offset by lower employee benefit costs, lower costs associated with stock-based compensation as a result of adjusting the estimated expense for certain performance share award units to 50% of target, and lower costs for bonuses and other incentives tied to financial performance. During the second half of fiscal 2007, we also reduced our discretionary spending for items such as consultants, temporary help and training. The increase in 2006 over 2005 was primarily due to higher salaries, benefits and commissions, $1,868 higher stock-based compensation expense, higher costs for our new Southeast Asia sales offices, and for legal and other costs related to the stock option investigation and shareholder lawsuits. This was partially offset by a 4% stronger U.S. dollar.
Product development expenses of $25,863 increased 9% from $23,671 in 2006, and increased 39% in 2006 from $17,040 in 2005. The increases in 2007 and 2006 were primarily a result of our increased investment in product development activities to expand our product offerings, including our RF product line.
Interest income was $2,307 in 2007, $1,972 in 2006 and $1,383 in 2005. Higher interest rates accounted for the increase in 2007, and higher rates and higher average cash and short-term investment balances accounted for the increase in 2006. Interest expense was $55 in 2007, $9 in 2006 and $64 in 2005.
The tax rate for fiscal 2007, including discrete items, was a 79.3% benefit, compared to an effective rate of 15.7% in 2006 and 28.1% in 2005. The effective benefit in 2007 was greater than the U.S. statutory rate due to the current year utilization of research tax credits, and an $882 benefit for the retroactive application of research tax credits for fiscal 2006. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences. The effective tax rate for 2006 was less than the U.S. statutory rate due to the utilization of a foreign tax credit carryforward that previously had a valuation allowance against it, the release of the valuation allowance on the remainder of the foreign tax credit carryforward and tax benefits from extraterritorial income exclusion on U.S. exports. These benefits were partially mitigated by state and local income taxes and earnings of certain subsidiaries being taxed at a rate greater than the U.S. statutory tax rate. The effective tax rate for 2005 was less than the U.S. Statutory rate as a result of extraterritorial income exclusion benefits, R&E credit utilization and changes in state deferred taxes.
See Note I.
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
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of September 30:

	2007	2006

Current assets:
Cash and cash equivalents	$12,888	$10,501
Short-term investments	32,340	36,203
Refundable income taxes	136	583
Accounts receivable and other, net	19,510	26,836
Total inventories	14,675	14,647
Deferred income taxes	3,961	4,206
Other current assets	2,026	1,664

Total current assets	85,536	94,640

Current liabilities:
Short-term debt	799	872
Accounts payable	8,018	8,033
Accrued payroll and related expenses	4,799	6,089
Other accrued expenses	4,753	4,870
Income taxes payable	3,911	2,733

Total current liabilities	22,280	22,597

Working capital	$63,256	$72,043

Working capital decreased during fiscal 2007 by $8,787. Accounts receivable and other, net decreased $7,326 due primarily to lower sales during the fourth quarter of fiscal year 2007 versus 2006 and lower days sales outstanding at September 30, 2007 of 50 versus 53 at September 30, 2006. Income taxes payable increased $1,178 primarily due to taxes owed in Germany. Accrued payroll and related expenses decreased $1,290 primarily due to lower accruals for incentive/bonus-related accounts. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.
Sources and Uses of Cash
The following table is a summary of our Consolidated Statements of Cash Flows:

	2007	2006

Cash provided by (used in):
Operating activities	$5,641	$5,985
Investing activities	(525)	(4,182)
Financing activities	(3,152)	(5,861)
Operating activities. Cash provided by operating activities was $5,641 and $5,985 for fiscal years 2007 and 2006, respectively. Cash from operating activities is net income adjusted for certain non-cash expenses and changes in assets and liabilities.
During fiscal year 2007, operating cash flows resulted primarily from a decrease in accounts receivable, and the positive impact of non-cash charges for depreciation and stock-based compensation. This was partially offset by non-cash charges for deferred income taxes, and $2,500 in contributions to the Company’s U.S. pension plan. See Note G. In fiscal year 2006, cash from operations resulted primarily from net income and the positive impact of non-cash expenses for depreciation, deferred income taxes and stock-based compensation. This was partially offset by increases in accounts receivable and inventories, and by contributing $2,500 to our U.S. pension plan.
Investing activities. Cash used in investing activities was $525 and $4,182 in fiscal year 2007 and 2006, respectively. Cash flows from investing activities consist primarily of the purchase and sale of investments and purchases of property, plant and equipment. Capital spending was $4,511 in 2007 versus $4,910 in 2006. We purchased $32,927 of short-term investments in 2007 versus $35,665 last year, while sales of short-term investments generated $36,913 in cash in 2007, compared to $36,393 in 2006. Short-term investments totaled $36,340 at September 30, 2007 as compared to $36,203 at the same time last year. During the fourth quarter of fiscal 2006, we spent $4,000 to invest in a private company, $1,250 in the form of non-marketable common stock and $2,750 in the form of subordinated debt. This investment is included in the “Other assets” caption of the Consolidated Balance Sheets at September 30, 2007 and 2006.
Financing activities. Cash used for financing activities in 2007 was $3,152 versus $5,861 in 2006. During 2007, we repurchased $1,550 of our Common Shares versus $5,027 in 2006. See Note C. Additionally, we repaid $79 in short-term debt during fiscal 2007 versus borrowing $865 during fiscal 2006. Short-term debt was $799 at September 30, 2007 versus $872 in 2006. The borrowings were used primarily in the UK and Japan to fund local operations.
The Company’s credit agreement, which expires March 31, 2010, is a $10,000 debt facility ($0 outstanding at September 30, 2007) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.125% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 (which includes $799 of short-term debt and $483 for standby letters of credit at September 30, 2007.)
At September 30, 2007, we had total unused lines of credit with domestic and foreign banks aggregating $13,718 of which $10,000 was long-term and $3,718 was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note E. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, as amended, at September 30, 2007 and during each of the three years then ended.
Our current stock repurchase program expires on February 28, 2009. Under the current program we may repurchase up to an additional 1,849,000 Common Shares. See Note C.
During 2008, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2008 are expected to approximate $4,500 to $5,500.
Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Short-Term Debt	$799	$799	$—		$—		$—
Operating Lease Obligations	6,328	2,761	2,941		452		174
Payments Under Deferred Compensation Agreements (a)	4,278	401	1,246		301		2,330
Pension Benefit (b)	—	—	(b	)	(b	)	(b	)
Non-cancelable Purchase Commitments	820	820	—		—		—

Total Contractual Obligations	$12,225	$4,781	$4,187		$753		$$2,504

(a)	Includes amounts due under deferred compensation agreements with current and former employees and a Director. Amounts exclude additional interest and investment gains or losses that will be earned or incurred from September 30, 2007 through the time of payment.

(b)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2007. The Company made a 2007 pension contribution of $2,500 in fiscal 2007, and as such does not have a required contribution due in fiscal 2008. We are not able to reasonably estimate our future required contributions beyond 2007 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, (“APB 20”), and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. The Company adopted SFAS No. 154 effective October 1, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. The Company adopted SFAS No. 155 effective October 1, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued “FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. The Company has not so elected and will adopt FIN 48 effect October 1, 2007. We are in the process of determining the impact of FIN No. 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 became effective during the Company’s fiscal year ended September 30, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 reduced total stockholders’ equity by $1,975 as of September 30, 2007. The Company has not yet determined the impact of the change in measurement date provision of this statement.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company has not yet determined the impact of this statement on the consolidated financial statements.
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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 6, 2007

Consolidated Statements of Operations
For the years ended September 30, 2007, 2006 and 2005 (In Thousands of Dollars Except for Per Share Data)

	2007	2006	2005

Net sales	$143,658	$155,212	$141,552
Cost of goods sold	57,724	60,037	55,567

Gross profit	85,934	95,175	85,985
Selling, general and administrative expenses	64,008	63,554	56,177
Product development expenses	25,863	23,671	17,040

Operating (loss) income	(3,937)	7,950	12,768
Investment income	2,307	1,972	1,383
Interest expense	(55)	(9)	(64)

(Loss) income before income taxes	(1,685)	9,913	14,087
(Benefit) provision for income taxes	(1,336)	1,552	3,959

Net (loss) income	$(349)	$8,361	$10,128

Basic (loss) earnings per share	$(0.02)	$0.51	$0.62

Diluted (loss) earnings per share	$(0.02)	$0.50	$0.61

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 2007 and 2006 (In Thousands of Dollars Except for Share Data)

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$12,888	$10,501
Short-term investments	32,340	36,203
Refundable income taxes	136	583
Accounts receivable and other, net of allowance for doubtful accounts of $500 and $448 as of September 30, 2007 and 2006, respectively	19,510	26,836
Inventories:
Raw materials	9,599	9,375
Work in process	984	1,208
Finished products	4,092	4,064

Total inventories	14,675	14,647
Deferred income taxes	3,961	4,206
Prepaid expenses	2,026	1,664

Total current assets	85,536	94,640

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	17,262	16,961
Manufacturing, laboratory and office equipment	33,368	31,682

	51,955	49,968
Less-Accumulated depreciation and amortization	38,256	35,543

Total property, plant and equipment, net	13,699	14,425

Deferred income taxes	23,823	17,679
Intangible assets	1,400	—
Other assets	21,948	22,148

Total assets	$146,406	$148,892

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$799	$872
Accounts payable	8,018	8,033
Accrued payroll and related expenses	4,799	6,089
Other accrued expenses	4,753	4,870
Income taxes payable	3,911	2,733

Total current liabilities	22,280	22,597

Long-term deferred compensation	3,924	3,549
Deferred income taxes	74	—
Other long-term liabilities	7,104	6,243
Commitments and contingencies (See Note K)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,580,978 and 14,410,245 in 2007 and 2006	182	180
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 in 2007 and 2006	27	27
Capital in excess of stated value	36,436	33,703
Retained earnings	85,676	88,393
Accumulated other comprehensive (loss) income	(946)	615
Common Shares held in treasury, at cost	(8,351)	(6,415)

Total shareholders’ equity	113,024	116,503

Total liabilities and shareholders’ equity	$146,406	$148,892

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2007, 2006 and 2005 (In Thousands of Dollars)

			Capital		Accumulated	Common
		Class B	in excess		other	Shares	Total
	Common	Common	of stated	Retained	comprehensive	held in	shareholders’
	Shares	Shares	value	earnings	income	treasury	equity

Balance September 30, 2004	$176	$27	$27,412	$74,686	$501	$(1,225)	$101,577

Comprehensive Income:
Net income				10,128
Translation adjustment					2
Minimum pension liability adjustment					(18)
Net unrealized gain on derivative securities					75
Net unrealized investment loss					(163)
Total comprehensive income							10,024
Cash dividends:
Common Shares ($.15 per share)				(2,131)			(2,131)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	3		2,749				2,752
Common Shares acquired for settlement of deferred Directors’ fees			172			(172)	—
Common Shares reissued in settlement of Director’s fees			(190)			190	—
Amortization			12				12

Balance September 30, 2005	179	27	30,155	82,425	397	(1,207)	111,976

Comprehensive Income:
Net income				8,361
Translation adjustment					182
Minimum pension liability adjustment					9
Net unrealized loss on derivative securities					(15)
Net unrealized investment gain					42
Total comprehensive income							8,579
Stock-based compensation			2,240				2,240
Cash dividends:
Common Shares ($.15 per share)				(2,135)			(2,135)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,127				1,128
Common Shares acquired for settlement of deferred Directors’ fees			222			(222)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(5,027)	(5,027)

Balance September 30, 2006	180	27	33,703	88,393	615	(6,415)	116,503

Comprehensive Income:
Net loss				(349)
Translation adjustment					459
Minimum pension liability adjustment					(2)
Net unrealized loss on derivative securities					(126)
Net unrealized investment gain					83
Total comprehensive income							65
Adjustment to initially apply SFAS No. 158, net of taxes of $1,081					(1,975)		(1,975)
Stock-based compensation	1		1,508				1,509
Cash dividends:
Common Shares ($.15 per share)				(2,110)			(2,110)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,011			(172)	840
Common Shares acquired for settlement of deferred Directors’ fees			255			(255)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(1,550)	(1,550)

Balance September 30, 2007	$182	$27	$36,436	$85,676	$(946)	$(8,351)	$113,024

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2007, 2006 and 2005 (In Thousands of Dollars)

	2007	2006	2005

Cash flows from operating activities:
Net (loss) income	$(349)	$8,361	$10,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,380	4,194	4,081
Deferred income taxes	(4,517)	1,041	(2,079)
Deferred compensation	519	208	(30)
Stock-based compensation	1,509	2,240	—
Loss on the disposition/impairment of assets	181	256	126
Change in current assets and liabilities:
Refundable income taxes	449	(195)	(203)
Accounts receivable and other	8,031	(7,458)	2,181
Inventories	107	(1,459)	(554)
Prepaid expenses	91	31	117
Other current liabilities	(2,155)	(510)	(5,128)
Tax benefit of stock purchase and stock-based compensation arrangements	—	—	3,313
Other operating activities	(2,605)	(724)	(1,409)

Net cash provided by operating activities	5,641	5,985	10,543

Cash flows from investing activities:
Capital expenditures	(4,511)	(4,910)	(3,768)
Purchase of investments and other	(32,927)	(35,665)	(38,194)
Proceeds from maturities and sales of investments	36,913	36,393	29,176

Net cash used in investing activities	(525)	(4,182)	(12,786)

Cash flows from financing activities:
Net (repayment) borrowing of short-term debt	(79)	865	(439)
Proceeds from employee stock purchase and option plans	487	428	2,921
Tax benefit of stock purchase and stock-based compensation arrangements	358	266	—
Repurchase of Common Shares	(1,550)	(5,027)	—
Cash dividends	(2,368)	(2,393)	(2,389)

Net cash (used in) provided by financing activities	(3,152)	(5,861)	93

Effect of changes in foreign currency exchange rates on cash and cash equivalents	423	162	96

Increase (decrease) in cash and cash equivalents	2,387	(3,896)	(2,054)
Cash and cash equivalents at beginning of period	10,501	14,397	16,451

Cash and cash equivalents at end of period	$12,888	$10,501	$14,397

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$1,565	$2,003	$3,774
Interest	50	51	182
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
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $8,066, $7,983 and $7,358 in 2007, 2006 and 2005, respectively.
Intangible assets
Intangible assets consist of software costs and are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Per the requirements of this Standard, the Company will amortize the cost over the estimated economic life of the software products, which is estimated to be five years. At each balance sheet date, the unamortized cost of the software will be compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense will be recorded as “Cost of goods sold” on the Consolidated Statements of Operations.
Product development expenses
Expenditures for product development are charged to expense as incurred.
Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts periodically and all account balances are reviewed for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance at beginning of year	$448	$451	$454
Additions	48	86	4
Write-offs, net of recoveries	(11)	(94)	(3)
Foreign exchange revaluation	15	5	(4)

Balance at end of year	$500	$448	$451

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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $4,380, $4,194 and $4,081 in fiscal 2007, 2006 and 2005, respectively.
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
The number of Common Shares, Class B Common Shares and Common Shares held in treasury is shown below:

		Class B	Common Shares
	Common Shares	Common Shares	held in treasury

Balance September 30, 2004	14,067,107	2,150,502	(143,991)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(11,222)
Common Shares reissued in settlement of directors’ fees	—	—	17,795
Shares issued under stock plans	233,569	—	—

Balance September 30, 2005	14,300,676	2,150,502	(137,418)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(17,563)
Common Shares reissued in settlement of directors’ fees	—	—	8,856
Shares issued under stock plans	109,569	—	—
Repurchase of Common Shares	—	—	(405,500)

Balance at September 30, 2006	14,410,245	2,150,502	(551,625)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(21,542)
Common Shares reissued in settlement of directors’ fees	—	—	1,934
Shares issued under stock plans	170,733	—	—
Repurchase of Common Shares	—	—	(168,815)

Balance at September 30, 2007	14,580,978	2,150,502	(740,048)

Accumulated other comprehensive income
The components of accumulated other comprehensive income at September 30, 2007 and 2006 are as follows:

	2007	2006

Translation adjustment	$1,162	$703
Minimum pension liability adjustment	(29)	(27)
Net unrealized (loss) gain on derivative securities	(86)	40
Net unrealized investment loss	(18)	(101)
Benefit plan obligation	(1,975)	—

Accumulated other comprehensive (loss) income	$(946)	$615

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. These deferred taxes are measured by applying current enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2007, 2006 and 2005.
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
Earnings per share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2007	2006	2005

Net (loss) income in thousands	$(349)	$8,361	$10,128
Weighted average shares outstanding	16,206,698	16,395,407	16,337,903
Assumed exercise of stock options, weighted average of incremental shares	—	170,495	251,408
Assumed purchase of stock under stock purchase plan, weighted average	—	1,262	1,983

Diluted shares — adjusted weighted-average shares and assumed conversions	16,206,698	16,567,164	16,591,294
Basic (loss) earnings per share	$(0.02)	$0.51	$0.62
Diluted (loss) earnings per share	$(0.02)	$0.50	$0.61

Due to the net loss in fiscal 2007, 165,176 shares are excluded from the dilutive calculation for the exercise of stock options, the issuance of stock-based awards and purchase of stock under the stock purchase plan. Both vested and nonvested option awards representing an additional 3.0 million, 2.6 million and 2.4 million shares were outstanding at September 30, 2007, 2006 and 2005, respectively, but were not included in the calculation of diluted earnings per share as their effect would have been antidilutive.
Stock-based compensation
As of September 30, 2007, the Company had established a number of stock-based incentive programs as discussed in more detail in Note H — Stock Plans. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of earnings prior to fiscal year 2006 for stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, financial statements for years prior to adoption have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior years. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. We have also elected to use the guidance in FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” in determining the pool of windfall tax benefits at adoption of SFAS No. 123(R).
The following table illustrates the effect on net earnings per share as if the fair value method had been applied to all outstanding awards for fiscal year 2005:

2005

Net income	$10,128
Deduct: Stock-based employee compensation income included in reported income, net of related tax effects	(5)
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,168)

Pro forma net income	$3,955

Pro forma earnings per share:
Basic	$0.24
Diluted	$0.24
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2007, the foreign exchange forward contracts were designated as foreign currency cash flow hedges. Prior to its expiration, the interest rate swap instrument was determined to be an ineffective hedge and accordingly, changes in its fair market value were recorded in the Company’s records as income or expense in the interest expense line item in the consolidated statements of operations. The Company recorded income of $120 in 2005 for the interest rate swap fair market value.
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
Recent accounting pronouncements
In June 2005, the FASB issued SFAS No. 154, (“SFAS No. 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, (“APB 20”), and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. The Company adopted SFAS No. 154 effective October 1, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. The Company adopted SFAS No. 155 effective October 1, 2006 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In July 2006, the FASB issued “FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is encouraged. The Company has not so elected and will adopt FIN 48 effect October 1, 2007. We are in the process of determining the impact of FIN No. 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 became effective during the Company’s fiscal year ended September 30, 2007. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 are effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 reduced total stockholders’ equity by $1,975 as of September 30, 2007. The Company has not yet determined the impact of the change in measurement date provision of this statement.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company has not yet determined the impact of this statement on the consolidated financial statements.
Note B — Guarantor’s Disclosure Requirements
Guarantee of original lease:
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $422 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.
Product warranties:
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for fiscal years 2007, 2006 and 2005.

A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2007 and 2006 is as follows:

	2007	2006

Beginning balance	$992	$1,084
Accruals for warranties issued during the period	1,125	1,442
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(68)	(211)
Settlements made (in cash or in kind) during the period	(1,327)	(1,323)

Ending balance	$722	$992

Note C — Repurchase of Common Shares
In February 2007, the Company’s Board of Directors approved an open market stock repurchase program (the “2007 program”). Under the terms of the 2007 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of the shares outstanding at the time the program was approved, over a two-year period ending February 28, 2009. The purpose of the 2007 program is to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the plans. The 2007 program replaces the prior program, which expired in December 2006 and had substantially the same terms as the 2007 program.
Additionally, the Company acquired 17,815 Common Shares in exchange for the exercise of a non-qualified stock option at a price of $9.63 per share.
The following table summarizes the Company’s stock repurchase activity:

	2007	2006

Total number of shares purchased	168,815	405,500
Average price paid per share (including commissions)	$10.20	$12.40
Identity of broker-dealer used to effect the purchases	National Financial	National Financial
	Securities LLC	Securities LLC
Number of shares purchased as part of a publicly announced repurchase program	151,000	405,500
Maximum number of shares that remain to be purchased under the program	1,849,000	1,594,500

At September 30, 2007 and 2006, 574,315 and 405,500 Common Shares purchased under the Company’s share repurchase programs remained in treasury, respectively. There were no Common Share repurchases under the Company’s share repurchase programs during fiscal year 2005.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 165,733 and 146,125 at September 30, 2007 and 2006, respectively.
Note D — Investments
The Company classifies its short-term investments as “available-for-sale”, which requires they be recorded at fair market value with the resulting gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets. There were no gains or losses on sales of marketable securities in fiscal year 2007, 2006 or 2005.
Short-term investments at September 30, 2007 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

U.S. government and agency securities	$7,270	$—	$(27)	$7,243
Corporate notes, bonds, and other fixed income securities	25,097	—	—	25,097

Total short-term investments	$32,367	$—	$(27)	$32,340

Short-term investments at September 30, 2006 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

U.S. government and agency securities	$16,558	$—	$(154)	$16,404
Corporate notes, bonds, and other fixed income securities	19,799	—	—	19,799

Total short-term investments	$36,357	$—	$(154)	$36,203

At September 30, 2007 and 2006, the securities, notes and bonds have maturity dates as follows:

	2007	2006

Less than 1 year	$13,743	$13,353
1 year to 5 years	—	11,151
5 to 10 years	672	2,629
10 to 15 years	—	1,505
Greater than 15 years	17,925	7,565

Total short-term investments	$32,340	$36,203

Our short-term investments consist primarily of high quality debt securities, therefore unrealized losses are largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis, and no impairment relating to short-term investments was considered to be other-than-temporary. The $27 and $154 of unrealized losses for U.S. government and agency securities at September 30, 2007 and 2006 relate to investments with a fair market value of approximately $7,243 and $16,404, respectively. The $27 unrealized losses at September 30, 2007 relate to investments that have been in a continuous loss position for more than 12 months.
The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes the following long-term investments carried using the cost method at September 30, 2007 and 2006:

	2007	2006

Non-marketable equity securities	$1,250	$1,250
Notes receivable	3,073	2,750
Venture capital fund	74	183

	$4,397	$4,183

Notes receivable at September 30, 2007 and 2006 include a note with a principle balance of $2,750 plus interest at a rate of 8.65% compounded annually. This note, including interest, becomes payable on demand on or after September 21, 2016. Notes receivable at September 30, 2007 also includes $85 in principle plus interest at a rate of 8.25% per annum. This note plus interest is payable through August 31, 2010.
The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, the Company recorded impairment losses of $109 and $153 during fiscal year 2007 and 2006, respectively. No impairment losses were recorded in fiscal year 2005.
Note E — Financing Arrangements
On March 29, 2007, the Company extended the term of its credit agreement, as amended, to March 31, 2010 from March 31, 2009. The agreement is a $10,000 debt facility ($0 outstanding at September 30, 2007) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The three-month LIBOR interest rate was 5.2% and 5.4% at September 30, 2007 and 2006, respectively. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($799 of short-term debt and $483 for standby letters of credit outstanding at September 30, 2007, and $872 of short-term debt and $392 for standby letters of credit at September 30, 2006). The weighted average interest rate on short-term borrowings was 3.4% and 3.0% at September 30, 2007 and 2006, respectively. The Company had total unused lines of credit with domestic and foreign banks aggregating $13,718 of which $10,000 was long-term and $3,718 was a combination of long-term and short-term depending upon the nature of the indebtedness at September 30, 2007.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2007.
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
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains (losses) from such foreign exchange transactions of $290, ($54) and $12 for 2007, 2006 and 2005, respectively.
At September 30, 2007, the Company had obligations under foreign exchange forward contracts to sell 2,250,000 Euros, 320,000 British pounds and 270,000,000 Yen and to buy 110,000 British pounds at various dates through December 2007. In accordance with the provisions of SFAS 133 (as amended), the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2007 and 2006, the fair market value of the contracts represented a (liability) asset to the Company of ($229) and $104, respectively.

Note G — Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined plan covering eligible German employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation. The Company also has government mandated defined benefit retirement plans for its eligible employees in Japan and Korea; however, these plans are not material to the Company’s consolidated financial statements.
Adoption of SFAS No. 158
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88,106 and 132(R),” requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in the funded status in the year in which the changes occur through comprehensive income.
Keithley Instruments, Inc. adopted SFAS No. 158 effective September 30, 2007. Upon adoption, we recorded an after-tax adjustment to reduce other comprehensive income by $1,975 for all of the Company’s pension/retirement benefit plans. The accumulated other comprehensive loss before tax of $3,056 consisted of $2,494 of unrecognized actuarial loss, $540 of unrecognized prior service cost, and $22 of unrecognized transition obligation for pension benefit plans.
The following table sets forth the funded status of the Company’s significant benefit plans at September 30, 2007 and 2006:

	United States Plan		German Plan
	2007	2006	2007	2006

Change in projected benefit obligations:
Benefit obligation at beginning of year	$33,800	$36,940	$7,135	$6,379
Service cost	1,420	1,641	250	214
Interest cost	2,203	2,000	344	275
Actuarial loss (gain)	1,271	(5,668)	(1,092)	54
Benefits paid	(1,127)	(1,113)	(193)	(149)
Foreign currency exchange rate changes	—	—	862	362

Benefit obligation at year end	$37,567	$33,800	$7,306	$7,135

Accumulated benefit obligation at year end	$33,571	$30,176	$6,770	$6,380

Change in plan assets:
Fair value of plan assets at beginning of year	$37,883	$34,409	$1,219	$1,092
Actual return on pension assets	5,921	3,087	26	26
Employer contributions	2,500	1,500	24	61
Participants contributions	—	—	48	—
Benefits paid	(1,127)	(1,113)	(32)	(22)
Foreign currency exchange rate changes	—	—	154	62

Fair value of plan assets at end of year	45,177	37,883	1,439	1,219

Funded status – over (under) funded	7,610	4,083	(5,867)	(5,916)
Unrecognized actuarial loss	—	4,593	—	754
Contributions after measurement date	1,000	1,000	—	—
Unrecognized prior service cost	—	692	—	29
Unrecognized initial net obligation	—	—	—	41

Prepaid pension assets (pension liability) recognized	$8,610	$10,368	$(5,867)	$(5,092)

*	The Company has purchased indirect insurance of $5,827 which is expected to be available to the Company as German pension liabilities of $5,867 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $5,827 and $4,885 at September 30, 2007 and 2006, respectively, for this asset. In accordance with generally accepted accounting principles this Company asset is not included in the German plan assets.
The amounts recognized in the Consolidated Balance Sheets shown above for the United States Plan are included in the caption “Other assets.” The amounts shown for the German Plan are included in the caption “Other long-term liabilities.”

Amounts recognized in the Accumulated other comprehensive (loss) income at September 30, 2007 and 2006 are as follows:

	2007	2006

United States Plan	$(2,289)	$—
German Plan	121	—
Other	193	—

Total	$(1,975)	$—

The following table provides estimated amounts that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2008:

	United States Plan	German Plan

Net actuarial loss	$83	$—
Prior service benefit	179	5
Transition obligation	—	22

Total	$262	$27

A summary of the components of net periodic pension cost based on a measurement date of June 30 for the United States plan and the German plan is shown below:

	United States Plan		German Plan
	2007	2006	2007	2006

Service cost-benefits earned during the year	$1,420	$1,641	$250	$214
Interest cost on projected benefit obligation	2,203	2,000	344	275
Expected return on plan assets	(3,129)	(2,890)	(67)	(80)
Amortization of transition asset	—	(10)	23	21
Amortization of prior service cost	179	178	5	5
Amortization of net loss	65	438	3	—

Net periodic pension cost	$738	$1,357	$558	$435

As of the measurement date, the plan assets’ allocation for the United States plan by asset category was as follows:

	June 30,
	2007	2006

Equity securities	65%	63%
Fixed income	11	12
Market neutral hedge fund	17	18
Cash equivalent (money market fund)	5	4
Real estate	2	3

	100%	100%

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
German plan assets represent employee and Company contributions and are invested in an insurance company in a direct insurance contract payable to the individual participants. The insurance company directs the investments for this contract.
The significant actuarial assumptions used to determine benefit obligations at September 30, 2007 and 2006 were as follows:

	2007	2006

United States Pension Plan:
Discount rate	6.375%	6.625%
Rate of increase in compensation levels	4.0%	4.0%

German Pension Plan:
Discount rate	5.5%	4.5%
Rate of increase in compensation levels	2.5%	3.0%

The significant actuarial assumptions used to determine net pension expense for fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005

United States Pension Plan:
Discount rate	6.625%	5.375%	6.5%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	4.0%	3.5%	3.5%

German Pension Plan:
Discount rate	4.5%	4.25%	5.25%
Expected long-term rate of return on plan assets	5.0%	5.0%	7.0%
Rate of increase in compensation levels	3.0%	3.0%	3.0%
In determining its expected long-term rate-of-return-on-assets assumption for the fiscal year ending September 30, 2007, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.
Expected future benefit payments for both the United States and the German plans are as follows:

	United States Plan	German Plan

2008	$1,245	$226
2009	$1,265	$273
2010	$1,304	$291
2011	$1,404	$313
2012	$1,582	$337
2013 – 2017	$10 351	$2,104
The Company expects to contribute approximately $1,500 to $2,500 to its pension plans in fiscal year 2008.
In addition to the defined benefit pension plans, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. It has been the Company’s practice to match a minimum of 25 percent of the first six percent of a participants’ contribution, and may match up to 50 percent of the first six percent of a participants contribution depending upon the Company’s financial performance, as part of its profit sharing program. Expense for the 401(k) plan amounted to $555, $724 and $900 in 2007, 2006 and 2005, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. There was no expense related to the additional profit sharing program recorded in 2007, 2006 or 2005.
Note H — Stock Plans
As of September 30, 2007, the Company had one active equity compensation plan, the Keithley Instruments, Inc. 2002 Stock Incentive Plan, as amended December 28, 2006 (the “2002 Stock Plan”). Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. This plan will expire on February 16, 2012. The Company also has nonqualified stock options outstanding under two other plans, however, awards can no longer be granted from these plans. All options outstanding at the time of termination of all three plans shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. The 2002 Stock Plan also provides for restricted stock awards and stock appreciation rights. At September 30, 2007, 783,349 shares were registered and available for the granting of equity-based awards to directors, officers and other key employees.
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight line basis over the requisite service period of the respective grants. During fiscal years 2007 and 2006, the Company recorded stock-based compensation expense as follows:

	2007	2006

Cost of goods sold	$91	$104
Selling, general and administrative expenses	1,211	1,868
Product development expenses	207	268

Stock-based compensation included in operating expenses	1,509	2,240
Estimated tax impact of stock-based compensation	497	745

Stock-based compensation expense, net of tax	$1,012	$1,495

Stock-based compensation expense per share, net of tax	$0.06	$0.09

Prior to the Company’s adoption of SFAS No. 123(R) in fiscal year 2006, we accounted for stock-based compensation in accordance with APB 25. During fiscal year 2005, we recorded $5 of pre-tax stock-based compensation income in the Selling, general and administrative expenses caption of the Consolidated Statements of Operations.
At September 30, 2007 and 2006, the total estimated unrecognized compensation cost related to nonvested stock-based compensation was $3,177 and $2,460, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years and 2.3 years, respectively.
During the second and third quarters of fiscal 2005, the Company’s Board of Directors and Executive Committee of the Board of Directors authorized the acceleration of the vesting of certain unvested and “out-of-the-money” stock options. These options, outstanding as of January 31, 2005 and August 9, 2005, had exercise prices of $17.00 or higher and $16.00 or higher, respectively. As a result of the acceleration, the Company reduced stock option expense it otherwise would have been required to record under SFAS No. 123(R) by approximately $2,200 in fiscal 2006, $2,000 in fiscal 2007, and expects to reduce expense in 2008 by approximately $900 on a pre-tax basis.
SFAS No. 123(R) resulted in a change to the statement of cash flows in that cash retained as a result of excess tax benefits relating to share-based payments to employees, as well as non-employees, would be presented in the statement as a financing cash inflow. Prior to the adoption of SFAS No. 123(R), the cash retained from excess tax benefits was presented in operating cash flows. The excess tax benefit recognized during fiscal year 2007, 2006 and 2005 was approximately $358, $266 and $3,313, respectively.
Stock Option Activity
A summary of the Company’s stock option programs is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value

Outstanding at September 30, 2004	3,404,846	$19.88
Options granted at fair market value	94,250	16.33
Options exercised	(67,050)	7.24		$624
Options forfeited	(38,825)	15.49
Options expired	(50,875)	23.50

Outstanding at September 30, 2005	3,342,346	20.03
Options granted at fair market value	165,651	15.05
Options exercised	(59,366)	5.46		$540
Options forfeited	(1,500)	13.76
Options expired	(124,150)	17.85

Outstanding at September 30, 2006	3,322,981	20.12
Options granted at fair market value	106,025	13.91
Options exercised	(122,376)	4.70		$1,045
Options forfeited	—	—
Options expired	(65,050)	29.70

Outstanding at September 30, 2007	3,241,580	$20.31	5.04	$945

Vested and expected to vest at September 30, 2007	3,240,080	$20.31	5.04	$945

Exercisable at September 30, 2007	2,968,904	$20.84	4.72	$945

The options outstanding at September 30, 2007 have been segregated into ranges for additional disclosure as follows:

Outstanding				Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$2.53 - $13.76	690,604	4.22	$11.51	684,704	$11.51
$14.00 -$16.12	811,526	6.62	$15.62	544,750	$16.09
$16.23 -$18.41	578,700	4.34	$18.06	578,700	$18.06
$18.72 -$19.23	569,050	6.41	$18.81	569,050	$18.81
$19.97 -$45.13	587,700	3.19	$40.52	587,700	$40.52
$48.44 -$66.75	4,000	3.00	$61.05	4,000	$61.05

	3,241,580	5.04	$20.31	2,968,904	$20.84

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally vest fifty percent after two years, and an additional twenty five percent after each of years three and four.
The weighted-average fair values at date of grant for options granted during fiscal years 2007, 2006 and 2005 were $5.41, $5.93, and $4.60, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Expected life (years)	4.75	4.5	2.5
Risk-free interest rate	4.785%	4.3%	3.4%
Volatility	42%	45%	44%
Dividend yield	1.1%	1.0%	1.0%
The risk-free interest rate and dividend yield were obtained from published sources based upon factual data. In order to determine the expected life, we considered the historical exercise behavior, vesting periods, and the remaining contractual life of outstanding options. The weighted-average expected stock-price volatility assumptions were determined primarily based upon observed historical volatility of Keithley’s stock price, as there is not a substantial enough market for comparable exchange-traded options.
Performance Award Units
Beginning in fiscal 2006, the Company began granting performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award periods for performance award units issued in fiscal 2007 and 2006 will end on September 30, 2009 and 2008, respectively. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued in fiscal 2007 may be adjusted in 25 percent increments, while those issued in 2006 may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. Effective September 30, 2007, we recorded a favorable adjustment of $781 for the awards issued during fiscal 2006, as we currently expect they will settle at 50 percent of target. Expense for the awards issued during fiscal 2007 is being accrued at target. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period.
Following is a summary of activity related to performance awards:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted	164,025	$15.05
Awards forfeited	(2,400)	15.05

Outstanding at September 30, 2006	161,625	15.05
Awards granted	142,800	13.95
Awards forfeited	(4,375)	14.62
Adjustment of 2006 awards	(79,525)	15.05

Outstanding at September 30, 2007	220,525	$14.34

Restricted Award Units
Beginning in fiscal 2006, the Company began granting restricted award units to key employees. The restricted award unit agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards generally will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement, and were valued at the closing market price of the Company’s Common Shares on the date of grant.
Following is a summary of activity related to restricted awards:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted	16,775	$14.91
Awards forfeited	(850)	15.05

Outstanding at September 30, 2006	15,925	14.90
Awards granted	25,250	13.59
Awards vested	(650)	15.05
Awards forfeited	(2,425)	14.57

Outstanding at September 30, 2007	38,100	$13.96

The total fair value of shares vested during fiscal year 2007 was $8.
Directors Equity Plans
Prior to the adoption of SFAS No. 123(R), the Company’s non-employee Directors had received annual stock option grants issued pursuant the 1997 Directors’ Stock Option Plan or the 1992 Directors’ Stock Option Plan. These grants are included in the stock option activity above. The Company’s Board of Directors terminated these plans on December 8, 2005 and February 15, 1997, respectively. Beginning October 1, 2005, the non-employee Director annual stock option grant was replaced with an annual Common Share grant equal to $58. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During fiscal 2007 and 2006, we recorded expense of $522 and $507 for the issuance of 41,031 and 35,695 shares, respectively, pursuant to this program based upon the fair market value of the shares at the date of grant. The Board of Directors also may issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her election. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share. We recorded expense of $25 and $16 for this grant in fiscal 2007 and 2006, respectively.
Employee Stock Purchase Plan
The Company’s current employee stock purchase plan is the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, as amended, the “2005 Plan.” The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a small discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. A mid-year enrollment option is also available for new employees. For each plan year, the purchase price will be equal to 95 percent of the market price at the end of the subscription period. The provisions contained in the 2005 Plan eliminate the measurement of compensation expense required by SFAS No. 123(R). The 2005 Plan subscription period begins on July 1 and ends on June 30. In July 2007 and 2006, 6,676 and 9,410 shares were purchased by employees under this plan at a price of $11.92 and $12.09 per share, respectively. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which 483,914 remain available for purchase at September 30, 2007.
Prior to the 2005 Plan, the Company sponsored the 1993 Employee Stock Purchase and Dividend Reinvestment Plan, the “2003 Plan.” The provisions of the 2003 Plan were similar to the 2005 Plan; however, the purchase price of the Common Shares was 85 percent of the lower of the market price at the beginning or ending of the plan year, which had generally been the calendar year. A total of 1,500,000 Common Shares were reserved for purchase under the plan, however, the plan was terminated during fiscal 2007 as it was replaced by the 2005 Plan. During fiscal year 2005, the plan was amended to require at least one subscription period each and every 12 months during the term of the plan, however, the Board of Directors or the Chief Financial Officer, as its delegatee, may establish multiple subscription periods with variable durations. Accordingly, the subscription period starting January 1, 2005 ended on June 30, 2005. In July 2005 and January 2005, 65,266 and 101,253 shares were purchased by employees under this plan at a price of $13.10 and $15.61 per share, respectively.

Note I — Income Taxes
Income before income taxes, based on geographic location of the operation to which such earnings are attributable, is provided below. Because the Company has elected to treat certain foreign subsidiaries as branches for United States income tax purposes, pretax (loss) income attributable to the U.S. shown below may differ from the pretax income reported on the Company’s annual United States Federal income tax return.

	2007	2006	2005

United States	$(6,216)	$8,705	$13,637
Non-U.S.	4,531	1,208	450

	$(1,685)	$9,913	$14,087

The (benefit) provision for income taxes is as follows:

	2007	2006	2005

Current:
Federal	$633	$(109)	$4,032
Non-U.S.	2,503	617	1,705
State and local	45	3	301

Total current	3,181	511	6,038

Deferred:
Federal, state and local	(4,034)	962	(1,530)
Non-U.S.	(483)	79	(549)

Total deferred	(4,517)	1,041	(2,079)

Total (benefit) provision	$(1,336)	$1,552	$3,959

Following is a reconciliation between the provision for income (benefit) taxes and the amount computed by applying the United States Federal income tax statutory rate of 34% to (loss) income before taxes:

	2007	2006	2005

Federal income (benefit) tax at statutory rate	$(573)	$3,370	$4,790
State and local income taxes	29	612	(9)
Extraterritorial Income Exclusion	(306)	(547)	(697)
Domestic Manufacturing Deduction	—	(24)	—
Research Tax Credit	(880)	(201)	(674)
Tax on non-U.S. income	3,265	265	481
Foreign tax credit carryforwards	(2,242)	(400)	(323)
Valuation allowance	15	(1,281)	234
Adjustment for prior years’ taxes	(752)	(315)	—
Other	108	73	157

Effective (benefit) provision for income taxes	$(1,336)	$1,552	$3,959

Effective income tax rate	(79.3)%	15.7%	28.1%

The “Adjustment for prior years’ taxes” for 2007 includes a tax benefit of approximately $882 associated with the retroactive application of the research tax credit from January 1, 2006 through September 30, 2006. This was not recorded during the fiscal year ended September 30, 2006 as the research tax credit had expired effective December 31, 2005. The research tax credit was retroactively extended on December 8, 2006.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Stock options	$1,253	$940
Capitalized research and development	12,470	11,125
Inventory	1,516	1,640
Deferred compensation	1,467	1,408
Tax credit carryforward	9,503	6,343
Depreciation	1,201	1,274
Warranty	213	318
Medical	122	131
State and local taxes	976	940
Foreign net operating losses	933	1,135
Other	1,987	1,470

Total deferred tax assets	31,641	26,724

Deferred tax liabilities:

Pension	2,709	3,552
Other	42	146

Total deferred tax liabilities	2,751	3,698

Valuation allowance	(1,180)	(1,141)

Net deferred tax assets	$27,710	$21,885

The valuation allowance relates to net operating losses which may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance at beginning of year	$1,141	$3,000	$2,627
Charged to costs and expenses	213	561	373
Deductions	(174)	(2,420)	—

Balance at end of year	$1,180	$1,141	$3,000

The valuation allowance against the foreign tax credits was released during 2006 due to the current year utilization of credits and the Company’s increased capacity to utilize credits prior to the expiration period. During 2007, the Company utilized $174 of foreign losses which previously had a valuation allowance recorded.
At September 30, 2007, the Company had tax credit carryforwards and foreign net operating loss carryforwards (tax effected) as follows:

		Year Expiration Commences

Alternative minimum tax credit	$2,212	indefinite
Foreign tax credit	2,008	2012-2017
R&D credit	5,283	2009-2022
Foreign net operating losses	933	2010-indefinite
Pursuant to SFAS 123(R), the Company does not record the tax benefits of stock-based compensation in excess of the book deductions until these benefits are realized using the tax law ordering rules. The Company recorded credits of $358, $646 and $352 to additional paid-in-capital during the years ended September 30, 2007, 2006 and 2005, respectively, in connection with these excess tax benefits.
The calculation of the Company’s provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized, unless it is probable that the Company’s position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on the Company’s estimate of whether additional taxes will be due.

Note J — Commitments and Contingencies
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $116 in 2007, $146 in 2006 and $185 in 2005) was $3,079, $2,716 and $2,289 for 2007, 2006 and 2005, respectively. Future minimum lease payments under operating leases are:

2008	$2,761
2009	2,164
2010	777
2011	388
2012	64
After 2012	174

Total minimum operating lease payments	$6,328

As previously announced, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.
In December 2006, the Company announced the Special Committee’s findings, which were adopted by the Board of Directors and were as follows:
•	There was no evidence of “backdating” annual stock option grants prior to the date of approval by the Board of Directors.

•	There was a multi-day delay by management in setting the exercise price for annual stock option grants in 2000, 2001 and 2002. The delay resulted in the options having a lower exercise price than the price on the date of Board approval.

•	Although the Special Committee determined that the terms of the Company’s stock incentive plans required the options to be priced on the date the Board approved them, there was no finding of intentional misconduct on the part of senior management or any other Keithley officer, director or employee responsible for the administration of the Company’s stock option grants.

•	Based on evidence gathered and analyzed by the Independent Counsel, the Special Committee found the dates selected by management for the annual grants in 2000-2002 are the appropriate measurement dates for accounting purposes. Accordingly, the Company was not required to record any compensation expense with respect to the annual option grants in 2000-2002, and the Company was not required to restate its financial statements as a result of these grants.

•	The Special Committee concluded that the Company’s public filings regarding annual options grants during the years reviewed were accurate; there is no evidence that the Company timed the grant date or pricing of annual stock option grants to take advantage of material non-public information; and there was no wrong doing or lack of oversight by the Company’s independent directors or the Human Resources and Compensation Committee of the Board of Directors (the “Compensation Committee”).

•	The Special Committee also reviewed the Company’s practices regarding stock option grants, other than its annual grants, which are generally grants of smaller numbers of options to new hires and to existing employees for promotions. The Special Committee concluded that management exceeded certain of the authority granted to management by the Company’s stock option plans and the Compensation Committee, but that these grants involved small numbers of shares and were largely the result of ministerial errors by management.
As a result of the investigation, the Company’s Compensation Committee modified its procedures for the granting of equity awards that govern how stock options and other equity awards are granted and documented. In addition, as previously disclosed, as a result of the costs incurred by the Company in connection with the investigation, three executive officers of the Company did not receive bonuses for fiscal year 2006 or salary increases for calendar year 2007, and two of the executives received no equity awards when awards were made to other executives in January 2007.
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
The four suits have been consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint is the operative complaint in the action. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock-options were granted by the Company so as to maximize the value of the stock options. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Securities Exchange Act of 1934, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
In the normal course of business, the Company is subject to various legal claims, actions, complaints and other matters. While the results of such matters cannot be predicted with certainty, management believes that the final outcome of pending matters know to management will not have a material adverse impact on the financial position or results of operations of the Company.

Note K – Segment and Geographic Information
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

	2007	2006	2005

Net sales:

United States	$37,275	$46,489	$39,819
Other Americas	2,785	4,982	3,418
Germany	18,238	19,791	15,903
Other Europe	29,416	30,387	27,641
Japan	16,688	16,691	17,189
Other Asia	39,256	36,872	37,582

	$143,658	$155,212	$141,552

Long-lived assets:

United States	$29,557	$30,246	$24,408
Germany	6,369	5,406	4,720
Other	1,121	921	1,064

	$37,047	$36,573	$30,192

Other Asia net sales include $16,084 to China for fiscal year 2007. Net sales to China were not material for fiscal years 2006 or 2005.
Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2007 and 2006.

	First	Second	Third	Fourth

Fiscal 2007

Net sales	$41,026	$32,930	$33,446	$36,256
Gross profit	24,914	19,640	19,387	21,993
Income (loss) before income taxes	3,085	(2,639)	(2,446)	315
Net (loss) income	3,075	(2,073)	(459)	(892)
Diluted earnings (loss) per share	.19	(.13)	(.03)	(.05)

Fiscal 2006

Net sales	$35,790	$39,679	$38,427	$41,316
Gross profit	22,203	24,215	23,427	25,330
Income before income taxes	2,621	3,008	1,730	2,554
Net income	1,926	2,098	1,669	2,668
Diluted earnings per share	.12	.13	.10	.16

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2007.
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
Chief Executive and Chief Financial Officer Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31(a) and 31(b) to this report. Additionally, in March 2007, our Chief Executive Officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, its audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.
The information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
See the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the caption “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the caption “Audit Fees” in the Company’s Proxy Statement to be used in conjunction with the February 9, 2008 Annual Meeting Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

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
(a)(3) Index to Exhibits

Exhibit
Number	Description
3(a)	Code of Regulations, as amended on February 9, 1985. (Reference is made to Exhibit 3(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3(b)	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4(a)	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(a)*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(b)*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(c)*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(d)*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(e)*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(f)	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10(g)	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(h)	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(i)	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(j)	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated March 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(k)	Fifth Amendment to Credit Agreement, dated September 27, 2006. (Reference is made to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(l)*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(m)*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(n)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 4(b) of the Company’s Registration Statement under The Securities Act of 1933 dated May 13, 2002 on Form S-8 (File No. 333-88088), which Exhibit is incorporated herein by reference.)

10(o)*	Form of Indemnification Agreement entered into by the Company and each of Brian R. Bachman, James T. Bartlett, James B. Griswold, Leon J. Hendrix, Jr., William Hudson, Joseph P. Keithley, Dr. N. Mohan Reddy, Barbara Scherer and R. Elton White, as members of the Company’s Board of Directors On December 2, 2004. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(p)*	Form of Indemnification Agreement entered into by the Company and each of Philip R. Etsler, Mark J. Plush and Linda C. Rae, as executive officers of the Company, on December 2, 2004. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(q)*	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors on May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(r)*	Form of Indemnification Agreement entered into by the Company and Thomas A. Saponas, as a member of the Company’s Board of Directors, on May 11, 2007. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

10(s)*	Form of Indemnification Agreement entered into by the Company and Suzanne Schulze Taylor, as an executive officer of the Company, on May 11, 2007. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

10(t)*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan. (Reference is made to Appendix B of the Company’s Definitive Proxy Statement dated December 29, 2005 (File No. 1-9965), which is incorporated herein by reference.)

10(u)*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10(v)*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10(u)*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10(x)*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (as amended December 28, 2006). (Reference is made to Exhibit 10v of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(y)*	Keithley Instruments, Inc. Annual Incentive Compensation Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10(z)*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan (as amended August 2007).

10(aa)*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan.

10(bb)*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan.

10(cc)*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan.

10(dd)*	Keithley Instruments, Inc. Deferred Compensation Plan, including Amendment No. 1.

10(ee)*	Fourth Amendment to Keithley Instruments, Inc. Supplemental Deferral Plan as amended.

14	Code of Ethics. (Reference is made to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
ITEM 15(c) EXHIBITS
     See “Index to Exhibits” at Item 15(a)(3) above.
ITEM 15(d) FINANCIAL STATEMENT SCHEDULES
     Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Keithley Instruments, Inc.
(Registrant)

By:	/s/ Joseph P. Keithley

Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley	Chairman of the Board of Directors, President and	12/14/07
Joseph P. Keithley	Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Plush	Vice President and Chief Financial Officer	12/14/07
Mark J. Plush	(Principal Financial and Accounting Officer)

/s/ Brian R. Bachman	Director	12/14/07
Brian R. Bachman

/s/ James T. Bartlett	Director	12/14/07
James T. Bartlett

/s/ James B. Griswold	Director	12/14/07
James B. Griswold

/s/ Leon J. Hendrix, Jr.	Director	12/14/07
Leon J. Hendrix, Jr.

/s/ Brian J. Jackman	Director	12/14/07
Brian J. Jackman

/s/ N. Mohan Reddy	Director	12/14/07
N. Mohan Reddy

/s/ Thomas A. Saponas	Director	12/14/07
Thomas A. Saponas

/s/ Barbara V. Scherer	Director	12/14/07
Barbara V. Scherer

/s/ R. Elton White	Director	12/14/07
R. Elton White