Form 10-Q
period 2007-12-31
KEITHLEY INSTRUMENTS INC
filed 2008-02-08
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
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
YES   ☑      NO   ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐      NO    ☑
     As of January 31, 2008 there were outstanding 13,718,860 Common Shares (net of share repurchased held in treasury), without par value; and 2,150,502 Class B Common Shares, without par value.

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
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed in our Securities and Exchange Commissions reports, including but not limited to our Form 10-K for the fiscal year ended September 30, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	DECEMBER 31,		SEPTEMBER 30,
	2007	2006	2007
Assets
Current assets:
Cash and cash equivalents	$10,970	$13,564	$12,888
Short-term investments	28,019	35,764	32,340
Refundable income taxes	643	331	136
Accounts receivable and other, net	21,794	24,216	19,510
Inventories:
Raw materials	10,189	9,652	9,599
Work in process	1,142	1,478	984
Finished products	4,336	4,181	4,092

Total inventories	15,667	15,311	14,675
Deferred income taxes	3,910	4,124	3,961
Prepaid expenses	2,665	2,449	2,026

Total current assets	83,668	95,759	85,536

Property, plant and equipment, at cost	53,146	51,031	51,955
Less-Accumulated depreciation	39,237	36,535	38,256

Property, plant and equipment, net	13,909	14,496	13,699

Deferred income taxes	26,476	18,054	23,823
Intangible assets	1,400	—	1,400
Other assets	22,035	22,526	21,948

Total assets	$147,488	$150,835	$146,406

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$449	$609	$799
Accounts payable	8,567	8,106	8,018
Accrued payroll and related expenses	4,324	5,140	4,799
Other accrued expenses	4,485	4,609	4,753
Income taxes payable	2,040	2,357	3,911

Total current liabilities	19,865	20,821	22,280

Long-term deferred compensation	3,382	3,850	3,924
Deferred income taxes	75	—	74
Long-term income taxes payable	4,998	—	—
Other long-term liabilities	7,327	6,560	7,104
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,603,036 at December 31, 2007, 14,410,245 at December 31, 2006 and 14,580,978 at September 30, 2007	182	180	182
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at December 31, 2007, December 31, 2006 and September 30, 2007	27	27	27
Capital in excess of stated value	37,180	34,097	36,436
Retained earnings	85,964	90,878	85,676
Accumulated other comprehensive (loss) income	(743)	837	(946)
Common shares held in treasury, at cost	(10,769)	(6,415)	(8,351)

Total shareholders’ equity	111,841	119,604	113,024

Total liabilities and shareholders’ equity	$147,488	$150,835	$146,406

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2007	2006
Net sales	$38,438	$41,026
Cost of goods sold	15,734	16,112

Gross profit	22,704	24,914
Selling, general and administrative expenses	16,061	16,643
Product development expenses	6,163	5,746

Operating income	480	2,525
Investment income	528	578
Interest expense	(20)	(18)

Income before income taxes	988	3,085
Income tax provision	99	10

Net income	$889	$3,075

Basic earnings per share	$0.06	$0.19

Diluted earnings per share	$0.05	$0.19

Cash dividends per Common Share	$.0375	$.0375

Cash dividends per Class B Common Share	$.0300	$.0300

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$889	$3,075
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	977	1,014
Non-cash stock compensation	646	416
Other non-cash items	(76)	220
Changes in working capital	(4,485)	(105)
Other operating activities	124	(353)

Net cash (used in) provided by operating activities	(1,925)	4,267

Cash flows from investing activities:
Capital expenditures	(1,195)	(1,075)
Purchase of investments and other	(8,796)	(4,501)
Proceeds from maturities and sales of investments	13,135	4,973

Net cash provided by (used in) investing activities	3,144	(603)

Cash flows from financing activities:
Net payment of short-term debt	(379)	(262)
Proceeds from employee stock option plans	36	—
Cash dividends	(584)	(590)
Repurchase of Common Shares	(2,365)	—
Other	9	4

Net cash used in financing activities	(3,283)	(848)

Effect of exchange rate changes on cash	146	247

(Decrease) increase in cash and cash equivalents	(1,918)	3,063
Cash and cash equivalents at beginning of period	12,888	10,501

Cash and cash equivalents at end of period	$10,970	$13,564

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at December 31, 2007 and 2006, and for the three month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three month periods ended December 31, 2007 and 2006 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2007, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on December 14, 2007 (the “2007 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2007 Form 10-K.
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
C. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007 resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of October 1, 2007, the Company had gross unrecognized tax benefits of $6,440. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $2,815. As of October 1, 2007, the Company anticipated a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlements of current audits in Germany and the United States. Tax positions under examination include a position for which the deductibility of an item is highly certain; but, the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
The Company records interest and penalties related to uncertain tax position as income tax expense. On October 1, 2007, the Company had accrued approximately $1,070 of interest and penalties. As of October 1, 2007, the Company was being examined by the Internal Revenue Service (IRS) for the tax year ended September 30, 2004. The Company is no longer subject to IRS examination for periods prior to this. The Company is also being examined by the German tax authorities for the tax years 1999 through 2004. The Company has not been notified of any other significant audits; however it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2003 to present as well as various foreign jurisdiction with varying statutes. See Note M.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months
	Ended December 31,
	2007	2006
Net income	$889	$3,075

Weighted averages shares outstanding	16,057,088	16,155,247
Dilutive effect of stock awards	162,896	188,989
Assumed purchase of stock under stock purchase plan	868	303

Weighted average shares used for dilutive earnings per share	16,220,852	16,344,539

Basic earnings per share	$0.06	$0.19
Diluted earnings per share	$0.05	$0.19
E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R – Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first quarter of fiscal year 2008 or 2007.
Compensation costs recorded
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three months ended December 31, 2007 and 2006, which was allocated as follows:

	2007	2006
Cost of goods sold	$49	$18
Selling, general and administrative expenses	503	348
Product development expenses	94	50

Stock-based compensation included in operating expenses	646	416
Estimated tax impact of stock-based compensation	210	137

Stock-based compensation expense, net of tax	$436	$279

The excess tax benefits recognized during the first quarter of fiscal year 2008 and 2007 were not material to the Company’s cash flows.

As of December 31, 2007, there was $4,748 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Stock option activity
No stock options were granted during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Company granted non-qualified stock options to purchase 145,125 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. The options have an exercise price equal to the $9.12 market value of the shares on the grant date.
The weighted-average fair value for options granted during the first quarter of fiscal year 2008 was $3.00, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during this period:

Expected life (years)	4.75
Risk-free interest rate	3.84%
Volatility	38%
Dividend yield	1.64%
Performance award units
No performance award units were granted during the first quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Company granted 170,975 performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2008 will end on September 30, 2010. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, and may be adjusted in 25 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon completion of the performance period. The awards granted during fiscal years 2007 and 2008 are being expensed at target level, while the awards issued during fiscal year 2006 are being expensed at 50 percent of target.
Restricted award units
During the first quarter of fiscal year 2007, the Company granted 5,000 restricted award units with a fair market value per unit on the grant date of $12.12. During the first quarter of fiscal year 2008, the Company granted 19,825 restricted award units with a fair market value per unit on the grant date of $9.12. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Each non-employee Director receives an annual grant of Common Shares equal to $58. The Common Shares are issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first quarter of fiscal year 2007, no shares were issued due to the pending investigation of the Company’s stock option practices by the Special Committee of the Board of Directors. On December 29, 2006, the Company announced that the Special Committee had completed its investigation, and these shares were issued in the second quarter of fiscal year 2007. During the first quarter of fiscal year 2008, 14,013 shares were issued to non-employee Directors with a fair market value of $9.31 on the date of issuance.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first quarter of fiscal year 2007 or 2008.

F. Repurchase of Common Shares
In February 2007, the Company’s Board of Directors approved an open market stock repurchase program (the “2007 program”). Under the terms of the 2007 program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of the shares outstanding at the time the program was approved, through February 28, 2009. The purpose of the 2007 program is to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and stock purchase plans. The 2007 program replaces the prior program, which expired in December 2006, and has substantially the same terms as the prior program.
During the first quarter of fiscal year 2008, the Company purchased 241,400 Common Shares for $2,365 at an average cost per share of $9.80 including commissions. There were no purchases during the first quarter of fiscal year 2007. At December 31, 2007 and 2006, 815,715 and 405,500 Common Shares remained in treasury at an average cost, including commissions, of $9.60 and $12.40, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares purchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 172,168 and 146,215 at December 31, 2007 and 2006, respectively.
G. Financing Arrangements
On March 29, 2007, the Company extended the term of its credit agreement, as amended, to March 31, 2010 from March 31, 2009. The agreement is a $10,000 debt facility ($0 outstanding at December 31, 2007) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($449 of short-term debt and $695 of standby letters of credit outstanding at December 31, 2007). At December 31, 2007, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,856 of which $10,000 was long-term and $3,856 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of December 31, 2007.
H. Accounting for Derivatives and Hedging Activities
In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively stablizes the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur.
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2007, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.

At December 31, 2007, the Company had obligations under foreign exchange forward contracts to sell 2,500,000 Euros, 210,000 British pounds and 330,000,000 Yen at various dates through March 2008. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Consolidated Balance Sheets. The fair market value of the foreign exchange forward contracts represented a liability to the Company of $8 and $83, at December 31, 2007 and 2006, respectively.
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
I. Comprehensive Income
Comprehensive income for the three-month periods ended December 31, 2007 and 2006 is as follows:

	2007	2006
Net income	$889	$3,075
Unrealized gains (losses) on value of derivative securities	111	(51)
Net unrealized investment gains	13	21
Foreign currency translation adjustments	79	252

Comprehensive income	$1,092	$3,297

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location of the customer.

	For the Three Months
	Ended December,
	2007	2006
Net sales:
United States	$8,304	$9,681
Other Americas	661	1,543
Germany	6,024	6,416
Other Europe	8,328	8,185
Japan	3,830	4,514
China	4,394	4,202
Other Asia	6,897	6,485

	$38,438	$41,026

	At December 31,		At September 30,
	2007	2006	2007
Long-lived assets:
United States	$29,668	$30,386	$29,557
Germany	6,615	5,592	6,369
Other	1,061	1,044	1,121

	$37,344	$37,022	$37,047

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $357 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending December 31, 2007 and 2006.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three-month periods ending December 31, 2007and 2006 is as follows:

	2007	2006
Balance, beginning of period	$722	$992
Accruals for warranties issued during the period	315	389
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(22)	(3)
Settlements made (in cash or kind) during the period	(235)	(369)

Balance, end of period	$780	$1,009

L. Pension Benefits
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined plan covering eligible employees at its German subsidiary. Pension benefits are based upon the employee’s length of service and a percentage of compensation. The Company also has government mandated defined benefit retirement plans for its eligible employees in Japan and Korea; however, these plans are not material to the Company’s consolidated financial statements. A summary of the components of net periodic pension cost based upon a measurement date of June 30 for the U.S. plan and the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Service costs-benefits earned during the period	$419	$355	$56	$59
Interest cost on projected benefit obligation	589	551	101	81
Expected return on plan assets	(883)	(782)	(19)	(16)
Amortization of net loss	21	16	—	1
Amortization of transition asset	—	—	6	5
Amortization of prior service cost	44	44	1	1

Net periodic benefit cost	$190	$184	$145	$131

M. Income Taxes
Income taxes for the first quarter ended December 31, 2007 were $99 on income before taxes of $988; an effective tax rate of 10.0 percent as compared with income taxes of $10 on income before taxes of $3,085, or an effective tax rate of 0.3 percent for the same period ended December 31, 2006.
For the first three months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit and tax benefits of foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions and other permanent differences.
For the first three months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due mainly to the favorable impacts of the research tax credit. This benefit was partially offset by taxes paid to U.S. state and local jurisdictions, and other permanent differences. For the quarter ended December 31, 2006 an $882 research tax credit for the period of January 1, 2006 through September 30, 2006 was recognized. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Additionally, the effective tax rate for the quarter ended December 31, 2006 included the anticipated benefits of the research tax credits for the fiscal year ended September 30, 2007. Without regard to discrete items or any benefit from a research tax credit, the tax rate for the quarters ended December 31, 2007 and December 31, 2006 would have been 33.4 percent and 36.0 percent, respectively.
The Company adopted FIN 48 effective October 1, 2007 resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of October 1, 2007, the Company had gross unrecognized tax benefits of $6,440. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $2,815. As of October 1, 2007, the Company anticipated a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlements of current audits in Germany and the United States. Tax positions under examination include a position for which the deductibility of an item is highly certain; but, the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
The Company records interest and penalties related to uncertain tax position as income tax expense. On October 1, 2007, the Company had accrued approximately $1,070 of interest and penalties. As of October 1, 2007, the Company was being examined by the Internal Revenue Service (IRS) for the tax year ended September 30, 2004. The Company is no longer subject to IRS examination for periods prior to this. The Company is also being examined by the German tax authorities for the tax years 1999 through 2004. The Company has not been notified of any other significant audits; however it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2003 to present as well as various foreign jurisdiction with varying statutes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s operating performance and financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of our 2007 Form 10-K.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal 2008, semiconductor orders comprised approximately 25 percent of our total orders; wireless communications orders were approximately 20 percent; precision electronic components/subassembly manufacturers were approximately 20 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were approximately 30 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
The most important factors influencing our ability to grow revenue are (i) our customers’ spending patterns as they invest in new capacity or upgrade their production lines for their new product offerings, (ii) our ability to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, and (iii) our success in penetrating key accounts with our globally deployed sales and service team. We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. We began experiencing a softening in orders during the second quarter of fiscal 2007 reflecting our semiconductor customers’ cautious attitude with regard to capital equipment spending, and believe 2008 capital spending for production applications will soften further from 2007 levels.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost effective to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the U.S., Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a greater portion of our selling costs are now fixed.
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2007 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plan and stock compensation plans.

Results of Operations
First Quarter Fiscal 2008 Compared with First Quarter Fiscal 2007
Net sales of $38,438 for the first quarter of fiscal 2008 decreased $2,588, or six percent, compared to the prior year’s first quarter sales of $41,026. A weaker U.S. dollar caused approximately a three percentage point increase in sales compared to the prior year. Geographically, sales were down 20 percent in the Americas, flat in Asia and down two percent in Europe. Sequentially, sales increased six percent compared with the fourth quarter of fiscal year 2007.
Orders of $40,593 for the first quarter increased ten percent from last year’s first quarter orders of $36,905. Geographically, orders increased two percent in the Americas, increased one percent in Asia, and increased 33 percent in Europe when compared to the prior year. Orders from the Company’s semiconductor customers decreased approximately five percent, orders from wireless communications customers increased approximately 30 percent, orders from precision electronic component/subassembly manufacturers decreased approximately five percent, and research and education customer orders increased approximately 40 percent compared to the prior year’s first quarter. Order backlog increased $3,229 during the quarter to $17,716 at December 31, 2007. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 40.9 percent from 39.3 percent in the prior year’s first quarter. The increase was due primarily to lower sales volume, partially offset by a nine percent weaker U.S. dollar versus foreign currencies. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. Foreign exchange hedging increased cost of goods sold as a percentage of net sales by 0.5 percentage point in the first quarter of fiscal 2008, and did not affect cost of goods sold in the first quarter of fiscal 2007.
Selling, general and administrative expenses of $16,061, or 41.8 percent of net sales, decreased $582, or three percent, from $16,643, or 40.6 percent of net sales, in last year’s first quarter. The decrease was primarily due to approximately $933 lower fees for legal and other costs associated with the stock option investigation and litigation, partially offset by increased costs associated with foreign exchange due to the nine percent weaker dollar.
Product development expenses for the quarter were $6,163, or 16.0 percent of net sales, up $417, or seven percent, from last year’s $5,746, or 14.0 percent of net sales. The increase is primarily a result of our increased investment in product development activities to expand and refresh our product offering, as well as enhance our capabilities.
The Company reported operating income for the first quarter of fiscal 2008 of $480 as compared to $2,525 for the prior year’s quarter. Lower net sales and lower gross margins as a percentage of net sales accounted for the decrease. Stock-based compensation expense recorded in operating income was $646 in the first quarter of fiscal year 2008 compared with $416 in the prior year.
Investment income was $528 for the quarter compared to $578 in last year’s first quarter. The decrease was due primarily to lower cash and short-term investment balances. The Company recorded interest expense for the quarter of $20 compared to $18 in the prior year.
Income taxes for the first quarter ended December 31, 2007 were $99 on income before taxes of $988; an effective tax rate of 10.0 percent as compared with income taxes of $10 on income before taxes of $3,085, or an effective tax rate of 0.3 percent for the same period ended December 31, 2006. For the first three months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit and tax benefits of foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions and other permanent differences. For the first three months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due mainly to the favorable impacts of the research tax credit. This benefit was partially offset by taxes paid to U.S. state and local jurisdictions, and other permanent differences.

The increase in the effective tax rate for the quarter ended December 31, 2007 compared to the prior years first quarter is due to the treatment of the research tax credit. For the quarter ended December 31, 2006 an $882 research tax credit for the period of January 1, 2006 through September 30, 2006 was recognized. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Additionally, the effective tax rate for the quarter ended December 31, 2006 included the anticipated benefits of the research tax credits for the fiscal year ended September 30, 2007. Without regard to discrete items or any benefit from a research tax credit, the tax rate for the quarters ended December 31, 2007 and December 31, 2006 would have been 33.4 percent and 36.0 percent, respectively.
The Company reported net income for the first quarter of fiscal 2008 of $889, or $0.05 per diluted share, compared to net income of $3,075, or $0.19 per diluted share, for the first quarter of fiscal 2007. Included in the current quarter’s results is a favorable discrete tax adjustment of $0.01 per share, versus the prior year which included a favorable discrete tax adjustment of $0.05 per share.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31, 2007 and September 30, 2007:

	December 31	September 30
Current assets:
Cash and cash equivalents	$10,970	$12,888
Short-term investments	28,019	32,340
Refundable income taxes	643	136
Accounts receivable and other, net	21,794	19,510
Total inventories	15,667	14,675
Deferred income taxes	3,910	3,961
Prepaid expenses	2,665	2,026

Total current assets	83,668	85,536

Current liabilities:
Short-term debt	449	799
Accounts payable	8,567	8,018
Accrued payroll and related expenses	4,324	4,799
Other accrued expenses	4,485	4,753
Income taxes payable	2,040	3,911

Total current liabilities	19,865	22,280

Working capital	$63,803	$63,256

Working capital increased during the quarter by $547. Current assets decreased during the quarter by $1,868, while current liabilities decreased $2,415. Decreases in cash and short-term investments were partially offset by increases in accounts receivable, inventory and prepaid expenses. The increase in accounts receivable is due mainly to higher sales in the month of December versus the month of September. Days sales outstanding were 49 at December 31, 2007 versus 50 at September 30, 2007. The increase in inventories was primarily due to last time buys for certain products and a ramp-up for new products. Inventory turns were 4.2 at December 31, 2007 and 4.6 at September 30, 2007. Prepaid expenses increased primarily due to the timing of the payment of insurance premiums and a $315 pension contribution to our German plan. With regard to the decrease in current liabilities, accrued payroll and related expenses decreased primarily due to the timing of payroll withholding taxes, and the payment of fiscal 2007 incentive compensation offset somewhat by a reclassification of deferred compensation from long-term to current. The decrease in income taxes payable is due to the adoption of FIN 48 and the resulting reclassification from current income taxes payable to long-term income taxes payable. See Note M to our condensed consolidated financial statements included in this Form 10-Q. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2007	2006
Cash (used in) provided by:
Operating activities	$(1,925)	$4,267
Investing activities	3,144	(603)
Financing activities	(3,283)	(848)
Operating activities. Cash used in operating activities was $1,925 for the first quarter of fiscal year 2008 compared with cash provided by operating activities of $4,267 in the same period last year, a $6,192 decrease. The primary cause of the decrease was lower net income and an increase in accounts receivable during the current year’s quarter versus a decrease last year. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash provided by investing activities of $3,144 increased $3,747 from cash used in investing activities of $603 in the same period last year. During the first quarter of fiscal year 2008, sales of investments exceeded purchases by $4,339, while during the first quarter of fiscal year 2007, sales exceeded purchases by $472. Short-term investments totaled $28,019 at December 31, 2007 as compared to $35,764 at December 31, 2006.
Financing activities. Cash used in financing activities was $3,283 in the first quarter of fiscal year 2008 as compared to $848 last year. During the 2008 first quarter, we repurchased 241,400 Common Shares for $2,365, or an average cost per share including commissions of $9.80. We did not repurchase any shares during the 2007 first quarter. See Note F to our condensed consolidated financial statements included in this Form 10-Q. Short-term debt at December 31, 2007 totaled $449 versus $609 at December 31, 2006. The excess tax benefits related to stock-based compensation recognized during the first quarter of fiscal year 2008 and 2007 were not material to the Company’s cash flows.
We expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments. At December 31, 2007, we had available unused lines of credit with domestic and foreign banks aggregating $13,856, of which $10,000 is long-term and $3,856 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G to our condensed consolidated financial statements included in this Form 10-Q.
Outlook
We are committed to building a Company capable of producing superior financial results. We look to sales growth derived from a more powerful, broader, inter-related product line as the principal means by which we will be able to meet this commitment. We are confident in our strategy, the strength of our measurement platforms, and the growth prospects for the applications we have chosen to target. Our current insight into the semiconductor industry indicates their 2008 capital spending for production applications will soften from 2007 levels; however, we expect to achieve order growth driven in large part by the new products we have introduced and will continue to introduce.
Based upon current expectations, the Company is estimating sales for the second quarter of fiscal 2008, which will end March 31, 2008, to range between $37,000 and $43,000. Results are expected to range from a slight loss to pre-tax earnings in the single digits as a percentage of net sales. The Company expects new product development costs for the second quarter of fiscal 2008 to increase slightly from the levels experienced during the first quarter of fiscal 2008. The Company expects the effective tax rate for the remainder of fiscal 2008 to approximate the statutory rate, assuming U.S. Congress does not enact legislation to restore research and development credits. The rate will fluctuate based on actual results.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007 resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of October 1, 2007, the Company had gross unrecognized tax benefits of $6,440. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $2,815. As of October 1, 2007, the Company anticipated a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlements of current audits in Germany and the United States. Tax positions under examination include a position for which the deductibility of an item is highly certain; but, the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
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
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a ten percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore our results of operations, financial position or cash flows.
The Company maintains a short-term investment portfolio consisting of United States government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, in management’s opinion, a ten percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2007 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of Common Shares in the first quarter of fiscal year 2008:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share (1)	programs	programs
October 1 - 31, 2007	53,200	$10.84	53,200	1,795,800
November 1 - 30, 2007	97,700	$9.49	97,700	1,698,100
December 1 - 31, 2007	90,500	$9.52	90,500	1,607,600
Total	241,400	$9.80	241,400	1,607,600

(1)	Price includes commissions.
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program, through February 28, 2009. The 2007 Program replaces the prior repurchase program, which expired on December 31, 2006. The purpose of the 2007 Program is to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of purchases under the stock option and stock purchase plans. See Note F to our condensed consolidated financial statements included in this Form 10-Q.
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

KEITHLEY INSTRUMENTS, INC.
(Registrant)

Date: February 8, 2008	/s/ Joseph P. Keithley

Joseph P. Keithley
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2008	/s/ Mark J. Plush

Mark J. Plush
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)