Form 10-Q
period 2008-03-31
KEITHLEY INSTRUMENTS INC
filed 2008-05-12
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
     As of May 6, 2008 there were outstanding 13,633,810 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarterly Report on Form 10-Q by Keithley Instruments, Inc. (“Keithley,” “the Company,” “we,” “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality and growth in the markets Keithley sells into, conditions of the electronics industry, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, obligations under our retirement benefit plans, and the consequences of investigations and litigation related to our stock option practices.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed in reports we have filed with the Securities and Exchange Commission, including but not limited to, our Form 10-K for the fiscal year ended September 30, 2007.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$18,604	$12,888
Short-term investments	11,707	32,340
Refundable income taxes	678	136
Accounts receivable and other, net	22,494	19,510
Inventories:
Raw materials	11,693	9,599
Work in process	2,071	984
Finished products	6,014	4,092

Total inventories	19,778	14,675
Deferred income taxes	3,920	3,961
Prepaid expenses	2,373	2,026

Total current assets	79,554	85,536

Property, plant and equipment, at cost	53,951	51,955
Less-Accumulated depreciation	40,134	38,256

Property, plant and equipment, net	13,817	13,699

Deferred income taxes	27,743	23,823
Intangible assets	1,330	1,400
Long-term investments	7,698	1,324
Other assets	21,042	20,624

Total assets	$151,184	$146,406

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$26	$799
Accounts payable	9,659	8,018
Accrued payroll and related expenses	6,196	4,799
Other accrued expenses	4,834	4,753
Income taxes payable	3,211	3,911

Total current liabilities	23,926	22,280

Long-term deferred compensation	2,923	3,924
Deferred income taxes	79	74
Long-term income taxes payable	4,998	—
Other long-term liabilities	7,973	7,104
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,679,979 at March 31, 2008, and 14,580,978 at September 30, 2007	183	182
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at March 31, 2008 and September 30, 2007	27	27
Capital in excess of stated value	38,019	36,436
Retained earnings	86,573	85,676
Accumulated other comprehensive loss	(860)	(946)
Common shares held in treasury, at cost	(12,657)	(8,351)

Total shareholders’ equity	111,285	113,024

Total liabilities and shareholders’ equity	$151,184	$146,406

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net sales	$39,938	$32,930	$78,376	$73,956
Cost of goods sold	15,663	13,290	31,397	29,402

Gross profit	24,275	19,640	46,979	44,554
Selling, general and administrative expenses	16,367	16,324	32,428	32,967
Product development expenses	6,278	6,501	12,441	12,247

Operating income (loss)	1,630	(3,185)	2,110	(660)
Investment income	455	555	983	1,133
Interest expense	(18)	(9)	(38)	(27)
Impairment of long-term investments	(670)	—	(670)	—

Income (loss) before income taxes	1,397	(2,639)	2,385	446
Income tax provision (benefit)	212	(566)	311	(556)

Net income (loss)	$1,185	$(2,073)	$2,074	$1,002

Basic earnings (loss) per share	$0.07	$(0.13)	$0.13	$0.06

Diluted earnings (loss) per share	$0.07	$(0.13)	$0.13	$0.06

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Six Months
	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,074	$1,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,994	2,057
Stock-based compensation	1,360	1,041
Loss on the disposition/impairment of assets	708	105
Other items not effecting outlay of cash	(478)	265
Changes in working capital	(5,273)	5,820
Other operating activities	(79)	(1,854)

Net cash provided by operating activities	306	8,436

Cash flows from investing activities:
Payments for property, plant and equipment	(2,062)	(2,270)
Purchase of short-term investments	(10,725)	(14,496)
Sale of short-term investments	23,561	17,348

Net cash provided by investing activities	10,774	582

Cash flows from financing activities:
Net payment of short term debt	(863)	(302)
Cash dividends	(1,160)	(1,183)
Repurchase of Common Shares	(4,216)	—
Proceeds from stock purchase and option plans	96	296
Excess tax benefits from stock-based compensation arrangements	37	270

Net cash used in financing activities	(6,106)	(919)

Effect of exchange rate changes on cash	742	385

Increase in cash and cash equivalents	5,716	8,484
Cash and cash equivalents at beginning of period	12,888	10,501

Cash and cash equivalents at end of period	$18,604	$18,985

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at March 31, 2008 and 2007, and for the three and six month periods then ended have not been audited by an independent registered public accounting firm, but, in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and six month periods ended March 31, 2008 and 2007, included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2007, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed on December 14, 2007 (the “2007 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2007 Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, pension plan assumptions, estimates and assumptions relating to stock-based compensation costs, the assessment of the valuation of deferred income taxes and income tax reserves, and estimates and assumptions relating to the value of long-term investments. Actual results could differ materially from those estimates.
C. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007, resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of March 31, 2008, the Company had gross unrecognized tax benefits of $6,900. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,172. The Company anticipates a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlement of the current audit in Germany. Tax positions under examination include a position for which the deductibility of an item is highly certain, but the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
The Company records interest and penalties related to uncertain tax positions as income tax expense. On March 31, 2008, the Company had accrued approximately $910 of interest and penalties. On April 1, 2008, the Company was notified by the Internal Revenue Service (IRS) that its audit for the tax year ended September 30, 2004, was complete. The Company is no longer subject to IRS examination for periods prior to September 30, 2004. The Company is being examined by the German tax authorities for the tax years 1999 through 2004. The Company has not been notified of any other significant audits; however, it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2003 to present as well as various foreign jurisdiction with varying statutes. See Note N.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$1,185	$(2,073)	$2,074	$1,002

Weighted averages shares outstanding	15,845,978	16,202,313	15,953,492	16,182,142
Dilutive effect of stock awards	200,213	—	181,431	210,922
Assumed purchase of stock under stock purchase plan	593	—	722	—

Weighted average shares used for dilutive earnings per share	16,046,784	16,202,313	16,135,645	16,393,064

Basic earnings (loss) per share	$0.07	$(0.13)	$0.13	$0.06
Diluted earnings (loss) per share	$0.07	$(0.13)	$0.13	$0.06
Due to the net loss for the three months ended March 31, 2007, 239,472 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan.
E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R — Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first half of fiscal year 2008 or 2007.
Compensation costs recorded
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three and six-month periods ended March 31, 2008 and 2007, which was allocated as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Cost of goods sold	$56	$39	$105	$57
Selling, general and administrative expenses	553	494	1,056	842
Product development expenses	105	92	199	142

Stock-based compensation included in operating expenses	714	625	1,360	1,041
Estimated tax impact of stock-based compensation	232	204	442	341

Stock-based compensation expense, net of tax	$482	$421	$918	$700

The excess tax benefits recognized during the first half of fiscal year 2008 and 2007 were approximately $37 and $270, respectively.
As of March 31, 2008, there was $4,169 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.
Stock option activity
During the first quarter of fiscal year 2008, the Company granted non-qualified stock options to purchase 145,125 shares to officers and other key employees. The options have an exercise price equal to the $9.12 market value of the shares on the grant date. During the second quarter of fiscal year 2007, the Company granted 100,125 non-qualified stock options to officers and other key employees. The options have an exercise price equal to the $14.00 market value of the shares on the grant date. The awards granted in both periods have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four. No options were granted during the second quarter of fiscal year 2008 or the first quarter of fiscal year 2007.
The fair value of the options granted during the first quarter of fiscal year 2008 and the second quarter of fiscal year 2007 was $3.00 and $5.44 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during these periods:

	First Quarter	Second Quarter
	Fiscal Year 2008	Fiscal Year 2007
Expected life (years)	4.75	4.75
Risk-free interest rate	3.84%	4.79%
Volatility	38%	42%
Dividend yield	1.64%	1.07%
Performance award units
During the first quarter of fiscal year 2008, the Company granted 170,975 performance award units to officers and other key employees with a fair market value per unit on the grant date of $9.12. During the second quarter of fiscal year 2007, the Company granted 138,400 performance award units to officers and other key employees with a fair market value per unit on the grant date of $14.00. No performance award units were granted during the second quarter of fiscal year 2008 or the first quarter of fiscal year 2007. The performance award unit agreements granted during both fiscal years provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal year 2008 will end on September 30, 2010, while the award period for awards issued during fiscal year 2007 will end on September 30, 2009. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued during fiscal years 2008 and 2007 may be adjusted in 25 percent increments, while the awards issued during fiscal year 2006, which will vest on September 30, 2008, may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the performance award unit agreements. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. The awards granted during fiscal years 2008 and 2007 are being expensed at target level, while the awards issued during fiscal year 2006 are being expensed at 50 percent of target.
Restricted award units
During the first half of fiscal year 2008, the Company granted 20,225 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $9.15 based upon the fair value of the Company’s stock on the award dates. During the first half of fiscal year 2007, the Company granted 25,050 restricted award units with a weighted average fair market value per unit on the grant dates of $13.61. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first half of fiscal year 2008, 26,802 shares were issued at a weighted average price of $9.73 per share. During the first quarter of fiscal year 2007, no shares were issued due to the pending investigation of the Company’s stock option practices by the Special Committee of the Board of Directors. On December 29, 2006, the Company announced that the Special Committee had completed its investigation. Therefore, during the second quarter of fiscal year 2007, the non-employee Directors received a total of 18,288 shares with an average fair market value per share of $14.27, including the shares that normally would have been issued during the first quarter.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first half of fiscal year 2008 or 2007.
F. Repurchase of Common Shares
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase through February 28, 2009, up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program. The 2007 Program replaces the prior repurchase program (the “2003 Program”), which expired on December 31, 2006. The purpose of the 2007 and 2003 Programs was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of purchases under these stock plans.
During the first half of fiscal year 2008, the Company purchased 434,400 Common Shares for $4,216 at an average cost per share of $9.71 including commissions. There were no purchases during the first half of fiscal year 2007. At March 31, 2008 and 2007, 1,008,715 and 405,500 Common Shares remained in treasury at an average cost, including commissions, of $10.87 and $12.40, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the condensed consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 177,156 and 155,931 at March 31, 2008 and 2007, respectively.
G. Financing Arrangements
On March 27, 2008, the Company extended the term of its credit agreement, as amended, to March 31, 2011, from March 31, 2010. The agreement is a $10,000 debt facility ($0 outstanding at March 31, 2008) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($26 of short-term debt and $695 for standby letters of credit outstanding at March 31, 2008). At March 31, 2008, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,279, of which $10,000 was long-term and $4,279 was a combination of long-term and short-term depending upon the nature of the indebtedness.

Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of March 31, 2008.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At March 31, 2008, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At March 31, 2008, the Company had obligations under foreign exchange forward contracts to sell 2,550,000 Euros, 240,000 British pounds and 300,000,000 Yen at various dates through June 2008. In accordance with the provisions of SFAS No. 133, the derivative instruments are recorded on the Company’s condensed consolidated balance sheets. The fair market value of the foreign exchange forward contracts represented a liability to the Company of $421 and $90, at March 31, 2008 and 2007, respectively.
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
I. Comprehensive Income
Comprehensive income (loss) for the three and six month periods ended March 31, 2008 and 2007 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$1,185	$(2,073)	$2,074	$1,002

Unrealized losses on value of derivative securities, net of tax	(177)	(35)	(66)	(86)
Net unrealized investment (losses) gains, net of tax	(497)	27	(484)	48
Foreign currency translation adjustments	557	151	636	403

Comprehensive income (loss)	$1,068	$(1,930)	$2,160	$1,367

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the customer location to which the product is shipped.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Net sales:
United States	$9,097	$7,637	$17,401	$17,318
Other Americas	599	1,003	1,260	2,546
Germany	5,890	3,593	11,914	10,009
Other Europe	7,315	6,651	15,643	14,836
Japan	5,946	5,514	9,776	10,028
China	4,655	3,826	9,050	8,028
Other Asia	6,436	4,706	13,332	11,191

	$39,938	$32,930	$78,376	$73,956

	At March 31,	At September 30,
	2008	2007
Long-lived assets:
United States	$36,399	$29,557
Germany	7,146	6,369
Other	1,122	1,121

	$44,667	$37,047

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $295 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and six month periods ending March 31, 2008 and 2007.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2008 and 2007 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Beginning balance	$780	$1,009	$722	$992
Accruals for warranties issued during the period	359	241	674	630
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(74)	(29)	(96)	(32)
Settlements made (in cash or in kind) during the period	(281)	(352)	(516)	(721)

Ending balance	$784	$869	$784	$869

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

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service costs-benefits earned during the period	$419	$355	$57	$59
Interest cost on projected benefit obligation	589	551	104	81
Expected return on plan assets	(883)	(783)	(19)	(16)
Net loss recognition	21	17	—	—
Amortization of transition asset	—	—	5	7
Amortization of prior service cost	45	45	2	1

Net periodic benefit cost	$191	$185	$149	$132

	United States Plan		German Plan
	For the Six Months		For the Six Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Service costs-benefits earned during the period	$838	$710	$113	$118
Interest cost on projected benefit obligation	1,178	1,102	205	162
Expected return on plan assets	(1,766)	(1,565)	(38)	(32)
Net loss recognition	42	33	—	1
Amortization of transition asset	—	—	11	12
Amortization of prior service cost	89	89	3	2

Net periodic benefit cost	$381	$369	$294	$263

M. Investments
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, during the quarter ended March 31, 2008, on our long-term investments carried at cost.
At March 31, 2008, the caption “Long-term investments” on the condensed consolidated balance sheet included $7,020 of auction rate securities, which were reclassified from short-term investments. Our auction rate securities are private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities, including those securities held by the Company at March 31, 2008, have failed during recent months making a portion of our auction rate securities not readily convertible to cash until there is a successful auction for them. We continue to receive interest income associated with the auction rate securities. We recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income at March 31, 2008, related to these investments.
We continue to classify $8,000 of our auction rate securities in the caption “Short-term investments” on the condensed consolidated balance sheets at March 31, 2008, as a result of our broker commencing a tender offer at par to purchase those specific auction rate securities from registered owners. We have accepted the tender offer with an expected settlement date of May 21, 2008.
N. Income Taxes
Income tax expense for the second quarter ended March 31, 2008, was $212 on income before taxes of $1,397, an effective tax rate of 15.2 percent. This compared with an income tax benefit of $566 on a loss before taxes of $2,639, or an effective tax benefit rate of 21.4 percent for the same period ended March 31, 2007. The effective rate in the 2008 second quarter was lower than the statutory rate due primarily to the favorable impacts for differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase for contingent tax liabilities and other permanent differences. For the three months ended March 31, 2007, the tax benefit was less than the benefit at the U.S. federal statutory tax rate due to the unfavorable impact of an increase for contingent tax liabilities.
Income taxes for the six months ended March 31, 2008, were $311 on income before taxes of $2,385, an effective tax rate of 13.0 percent as compared with an income tax benefit of $556 on income before taxes of $466, or an effective tax benefit rate of 124.7 percent for the same period ended March 31, 2007. For the first six months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, favorable differences between the prior year tax return and the prior year provision, and recognized tax benefits of foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, accruals for contingent tax liabilities and other permanent differences. For the first six months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, extraterritorial income exclusion on U.S. exports and the domestic manufacturing deduction. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, permanent differences in the U.S., and the net impact of foreign operations including losses in certain foreign jurisdictions that were not available to reduce overall tax expense, and tax rates in certain jurisdiction that are higher than the U.S. statutory tax rate.
The increase in the effective tax rate for the six months ended March 31, 2008, compared to the prior years six- month period is due primarily to the treatment of the research tax credit. For the six months ended March 31, 2007, an $882 research tax credit for the period of January 1, 2006, through September 30, 2006, was recognized. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Additionally, the effective tax rate for the quarter ended March 31, 2007, included research tax credits for the fiscal year ended September 30,

2007. Without regard to discrete items or any benefit from a research tax credit, the tax rate for the quarters ended March 31, 2008, and March 31, 2007, would have been 31.0 percent and 32.8 percent, respectively.
The Company adopted FIN 48 effective October 1, 2007, resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of March 31, 2008, the Company had gross unrecognized tax benefits of $6,900. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,172. The Company anticipates a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlement of the current audit in Germany. Tax positions under examination include a position for which the deductibility of an item is highly certain, but the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
The Company records interest and penalties related to uncertain tax positions as income tax expense. On March 31, 2008, the Company had accrued approximately $910 of interest and penalties. On April 1, 2008, the Company was notified by the Internal Revenue Service (IRS) that its audit for the tax year ended September 30, 2004 was complete. The Company is no longer subject to IRS examination for periods prior to September 30, 2004. The Company is being examined by the German tax authorities for the tax years 1999 through 2004. The Company has not been notified of any other significant audits; however, it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2003 to present as well as various foreign jurisdiction with varying statutes.
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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first half of fiscal year 2008, orders from our semiconductor customers comprised approximately 30 percent of our total orders; orders from our wireless communications customers were approximately 15 percent; orders from precision electronic components/subassembly manufacturers were approximately 25 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and orders from our research and education customers were approximately 30 percent of total orders. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including, but not limited to, the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. We began experiencing a softening in orders during the second quarter of fiscal year 2007 reflecting our semiconductor customers’ cautious attitude with regard to capital equipment spending, and believe 2008 capital spending for production applications will soften from 2007 levels.
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
Results of Operations
Second Quarter Fiscal Year 2008 Compared with Second Quarter Fiscal Year 2007
Net sales of $39,938 for the second quarter of fiscal year 2008 increased 21 percent as compared to the prior year’s second quarter sales of $32,930. The effect of a weaker U.S. dollar positively impacted sales growth by approximately five percentage points. Geographically, sales were up 12 percent in the Americas, up 29 percent in Europe, and up 21 percent in Asia. More than three-quarters of our sales were generated outside the Americas during the second quarter of fiscal year 2008. On a sequential basis, sales increased four percent from the first quarter of fiscal year 2008.
Orders of $38,997 for the second quarter increased 17 percent compared to last year’s second quarter orders of $33,324. Geographically, orders increased 16 percent in the Americas, 23 percent in Asia, and 11 percent in Europe when compared to the same period in the prior year. Orders from the Company’s semiconductor customers increased approximately 10 percent, orders from wireless communications customers increased approximately five percent, orders from precision electronic component and subassembly manufacturers were flat, and research and education customer orders increased approximately 60 percent compared to the prior year’s second quarter. Sequentially, orders decreased four percent from the first quarter of fiscal year 2008. Order backlog decreased $579 during the quarter to $17,137 as of March 31, 2008. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales decreased to 39.2 percent from 40.4 percent in the prior year’s second quarter. The decrease was primarily due to fixed manufacturing costs being spread over higher sales volume, as the favorable effect of a weaker U.S. dollar was offset by price decreases in certain geographies and unfavorable customer and product mix. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the second quarter of fiscal year 2008 or fiscal year 2007.
Selling, general and administrative expenses of $16,367, or 41.0 percent of net sales, were essentially flat compared with $16,324, or 49.6 percent of net sales, in last year’s second quarter. Bonuses and commissions increased as a result of higher sales and earnings, which were partially offset by the absence of stock option investigation costs that were included in the prior year’s second quarter. Additionally, marketing communications costs were lower in the 2008 quarter as compared to 2007’s second quarter.
Product development expenses for the quarter were $6,278, or 15.7 percent of net sales, down $223, or three percent, from last year’s $6,501, or 19.7 percent of net sales. The decrease was primarily a result of lower development supplies, which correlates to the timing of new product introductions.

The Company reported operating income for the second quarter of fiscal year 2008 of $1,630 compared to an operating loss of $3,185 for the prior year’s quarter. Higher sales and gross margins accounted for the increase.
Investment income was $455 for the quarter compared to $555 in last year’s second quarter. Lower interest rates and lower average cash and investment balances accounted for the decrease.
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, during the quarter ended March 31, 2008, on our long-term investments carried at cost. Additionally, we recorded a temporary mark-to-market fair value adjustment through other comprehensive income of $780 related to our investment in auction rate securities. See Note M.
Income tax expense for the second quarter ended March 31, 2008, was $212 on income before taxes of $1,397, an effective tax rate of 15.2 percent. This compared with an income tax benefit of $566 on a loss before taxes of $2,639, or an effective tax benefit rate of 21.4 percent for the same period ended March 31, 2007. The effective rate in the 2008 quarter was lower than the statutory rate due primarily to the favorable impacts for differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase for contingent tax liabilities and other permanent differences. For the three months ended March 31, 2007, the tax benefit was less than the benefit at the U.S. federal statutory tax rate due to the unfavorable impact of an increase for contingent tax liabilities.
The Company reported net income for the quarter of $1,185, or $0.07 per share, compared to a net loss for the quarter of $2,073, or $0.13 per share. Higher sales and gross margins, partially offset by the impairment charge as described above, accounted for the increase.
Six Months Ended March 31, 2008 Compared with Six Months Ended March 31, 2007
Net sales of $78,376 for the six months ended March 31, 2008, increased six percent from $73,956 reported for the six-month period last year. The effect of a weaker U.S. dollar positively impacted sales growth by approximately four percentage points. Geographically, net sales were down six percent in the Americas, up 11 percent in Europe, and up 10 percent in Asia.
Orders of $79,590 for the six months ended March 31, 2008, increased 13 percent from $70,229 last year. Geographically, orders increased nine percent in the Americas, 11 percent in Asia, and 21 percent in Europe compared to the same period in fiscal year 2007. See the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first six months of fiscal year 2008 orders by major industry group.
Cost of goods sold as a percentage of net sales increased slightly to 40.1 percent from 39.8 percent for the six-month period last year. The increase was due primarily to higher freight and other manufacturing costs partially offset by a 10 percent weaker U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging on cost of goods sold was not material in either period.
Selling, general and administrative expenses of $32,428, or 41.4 percent of net sales, decreased two percent from $32,967, or 44.6 percent of net sales, in the same period last year. In the prior year’s first half, we incurred approximately $1,300 of costs associated with the stock option investigation and litigation versus minimal costs in the current year’s six-month period. Partially offsetting the decrease were higher bonuses and commission expense resulting from our increased sales and earnings, higher salaries resulting from an increased number of sales personnel in Asia, as well as higher foreign exchange costs resulting from the weaker U.S. dollar.
Product development expenses for the first six months of fiscal year 2008 of $12,441, or 15.8 percent of sales, were up less than two percent from $12,247, or 16.5 percent of net sales, for the same period last year.

Investment income during the first six months of fiscal year 2008 of $983 decreased $150, or 13 percent, from $1,133 for the same period in the prior year. The decrease was primarily due to lower average cash and investment balances during the period.
As stated earlier, we recorded impairment charges of $670 in the second quarter of fiscal year 2008 related to our long-term investments carried at cost.
Income taxes for the six months ended March 31, 2008, were $311 on income before taxes of $2,385, an effective tax rate of 13.0 percent, as compared with an income tax benefit of $556 on income before taxes of $466, or an effective tax benefit rate of 124.7 percent, for the same period ended March 31, 2007. For the first six months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, favorable differences between the prior year tax return and the prior year provision, and recognized tax benefits of foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, accruals for contingent tax liabilities and other permanent differences. For the first six months of fiscal year 2007, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, extraterritorial income exclusion on U.S. exports and the domestic manufacturing deduction. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, permanent differences in the U.S. and the net impact of foreign operations including losses in certain foreign jurisdictions that were not available to reduce overall tax expense, and tax rates in certain jurisdiction that are higher than the U.S. statutory tax rate. The increase in the effective tax rate for the six months ended March 31, 2008 compared to the prior years six-month period is due primarily to the treatment of the research tax credit. For the six months ended March 31, 2007, an $882 research tax credit for the period of January 1, 2006, through September 30, 2006, was recognized. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Additionally, the effective tax rate for the quarter ended March 31, 2007, included research tax credits for the fiscal year ended September 30, 2007.
Net income for the first six months of fiscal year 2008 was $2,074, or $0.13 per diluted share, compared with $1,002, or $0.06 per diluted share, last year. Higher sales and lower operating costs partially offset by the impairment charge accounted for the increase.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of March 31, 2008 and September 30, 2007:

	March 31	September 30
Current assets:
Cash and cash equivalents	$18,604	$12,888
Short-term investments	11,707	32,340
Refundable income taxes	678	136
Accounts receivable and other, net	22,494	19,510
Total inventories	19,778	14,675
Deferred income taxes	3,920	3,961
Prepaid expenses	2,373	2,026

Total current assets	79,554	85,536

Current liabilities:
Short-term debt	26	799
Accounts payable	9,659	8,018
Accrued payroll and related expenses	6,196	4,799
Other accrued expenses	4,834	4,753
Income taxes payable	3,211	3,911

Total current liabilities	23,926	22,280

Working capital	$55,628	$63,256

As of March 31, 2008, the Company reclassified $7,020 million of short-term investments to long-term investments, which represents the fair value of a portion of our investment in auction rate securities. Additionally, we recorded a temporary mark-to-market fair value decrease of those investments of $780 through other comprehensive income at March 31, 2008. We continue to classify $8,000 as short-term investments as a result of our broker commencing a tender offer at par to purchase those specific securities from registered owners with an expected settlement date of May 21, 2008. Our auction rate securities are private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions during the recent months have failed, making a portion of these securities not readily convertible to cash until there is a successful auction for them. We continue to receive interest income associated with the auction rate securities. See Note M.
Working capital decreased during the first six months of fiscal year 2008 by $7,628, including the $7,020 reclassification described above. Decreases in current assets combined with increases in current liabilities accounted for the decrease. Accounts receivable and other, net, increased $2,984 during the first half of fiscal year 2008 due primarily to higher sales during the month of March versus September. Days sales outstanding were 50 at both March 31, 2008, and September 30, 2007. Inventories increased $5,103 during the first six months of fiscal year 2008 due primarily to the build-up of product for a large order received in April, and the anticipated shipment demand for our new products. Accounts payable increased due to higher purchases resulting from our higher sales volume. Accrued payroll and related expenses increased primarily due to the expected payment of previously deferred compensation over the next 12 months as well as for higher accruals for bonuses and commissions for the first six months of fiscal year 2008. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$306	$8,436
Investing activities	10,774	582
Financing activities	(6,106)	(919)
Operating activities. Cash provided by operating activities of $306 for the first half of fiscal year 2008 decreased $8,130 as compared with the same period last year. The decrease was driven primarily by changes in working capital. During the 2008 period, accounts receivable increased as described above in “Working Capital,” while during the 2007 period decreases in accounts receivable generated $10,139 of cash. Additionally, inventory increased during the 2008 period as described above resulting in a use of cash of $4,950 versus $480 in the prior year’s period. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.
Investing activities. Cash provided by investing activities was $10,774 for the first half of fiscal year 2008 compared with $582 in the same period last year. Payments for property, plant and equipment were similar in both periods. We purchased short-term investments of $10,725 and sold short-term investments generating $23,561 in cash during the first half of 2008. During the 2007 period, we purchased short-term investments of $14,496 and sold short-term investments of $17,348. Short-term investments totaled $11,707 at March 31, 2008, as compared to $33,425 at March 31, 2007. At March 31, 2008, we reclassified $7,020 of auction rate securities from short-term investments to long-term investments. See Note M.
Financing activities. Cash used in financing activities was $6,106 in the first half of fiscal year 2008 as compared to $919 last year. During the first half of 2008, we repurchased 434,000 Common Shares for $4,216 at an average cost of $9.71 per share including commissions. We did not repurchase any shares during the first half of 2007. See Note F. Short-term debt was $26 at March 31, 2008, versus $576 at March 31, 2007.
We expect to finance capital spending and working capital requirements with cash and short-term investments on hand, cash provided by operations and our available lines of credit. At March 31, 2008, we had available unused lines of credit with domestic and foreign banks aggregating $14,279, of which $10,000 is long-term and $4,279 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
Based upon current expectations, the Company is estimating net sales for the third quarter of fiscal year 2008, which will end June 30, 2008, to range between $39,000 and $45,000 and earnings before taxes to range from a loss to earnings in the single digits as a percentage of net sales. This guidance is based, in part, upon the Company’s receipt of a large order during the month of April 2008. The Company also foresees a slight decline in gross margin rates as a result of anticipated product and customer mix. Operating costs are expected to increase slightly in the third quarter of fiscal year 2008 from the levels experienced during the second quarter of fiscal year 2008. The Company expects the effective tax rate for the remainder of fiscal year 2008 to approximate the statutory rate, excluding discrete items and assuming the U.S. Congress does not enact legislation to restore research and development credits.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007 resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17. As of March 31, 2008, the

Company had gross unrecognized tax benefits of $6,900. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,172. The Company anticipates a decrease in its unrecognized tax positions of approximately $2,000 to $2,500 over the next 12 months. The anticipated decrease is primarily due to the settlements of the current audit in Germany. Tax positions under examination include a position for which the deductibility of an item is highly certain, but the timing of the deduction is in question. Additionally, the allocation of certain deductions between jurisdictions is under examination.
The Company records interest and penalties related to uncertain tax positions as income tax expense. On March 31, 2008, the Company had accrued approximately $910 of interest and penalties. On April 1, 2008, the Company was notified by the Internal Revenue Service (IRS) that its audit for the tax year ended September 30, 2004 was complete. The Company is no longer subject to IRS examination for periods prior to September 30, 2004. The Company is being examined by the German tax authorities for the tax years 1999 through 2004. The Company has not been notified of any other significant audits; however, it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2003 to present as well as various foreign jurisdiction with varying statutes. See Note N.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
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
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and, therefore, our results of operations, financial position or cash flows.
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
ITEM 4. Controls and Procedures.
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
On August 9, 2006 and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated and on November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006 and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
The four suits have been consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint is the operative complaint in the action. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock options were granted by the Company so as to maximize the value of the stock options. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Exchange Act, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
The Company and other defendants filed a motion to dismiss the Consolidated Complaint. After extensive briefing and oral argument, on March 21, 2008, the Court issued a forty-seven page Memorandum Opinion and Order granting the defendants’ motion to dismiss in its entirety. The Court granted plaintiffs leave to amend the Consolidated Complaint within 30 days of the Court’s Order. On April 21, 2008, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint does not include the claims under the Securities Exchange Act of 1934 contained in the Consolidated Complaint. The Second Amended Complaint alleges state law claims for unjust enrichment, fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion.
ITEM 1A. Risk Factors.
Other than the following, there have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2007 Form 10-K.
Uncertain Financial Markets
We maintain a portfolio of liquid short-term investments consisting primarily of auction rate securities to support the financing needs of the Company. Our ability to fund our daily operations requires continuous access to our bank and investment accounts, as well as access to our bank credit lines, which provide additional liquidity through short-term bank loans. During the recent months, auctions for auction rate securities have failed, making a portion of our short-term investments not readily convertible to cash. At March 31, 2008, we reclassified $7,020, at fair value, of auction rate securities from short-term to long-term investments. We also recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income for those investments. If we are unable to access our cash, short-term investments or credit lines (for example, due to instability in the financial markets), our results of operations and financial condition could be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of Common Shares in the second quarter of fiscal year 2008:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share (1)	programs	programs
January 1 — 31, 2008	92,100	$9.27	92,100	1,515,500
February 1 — 29, 2008	65,900	$10.20	65,900	1,449,600
March 1 — 31, 2008	35,000	$9.27	35,000	1,414,600
Total	193,000	$9.59	193,000	1,414,600

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
Item 4. Submission of Matters to a Vote of Security Holders.
On February 9, 2008, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:

Proposal 1 - Election of Directors:	FOR	WITHHELD
Joseph P. Keithley	32,542,146	594,077
Brian R. Bachman*	11,215,963	589,480
James T. Bartlett	32,527,459	608,764
James B. Griswold	32,532,739	603,484
Leon J. Hendrix, Jr.	32,558,173	578,050
Brian J. Jackman*	11,535,681	269,762
Dr. N. Mohan Reddy*	11,569,179	236,264
Thomas A. Saponas	32,899,936	236,287
Barbara V. Scherer	32,528,504	607,719
R. Elton White	32,474,181	662,042

*	Elected by holders of Common Shares only.

Proposal 2 — Approve the amendments to the Amended Code of Regulations of Keithley Instruments, Inc. relating to:

	FOR	AGAINST	ABSTAIN
(a) Modernization and clarification of existing Code	33,015,035	92,814	28,373

	FOR	AGAINST	ABSTAIN
(b) Notice of shareholder proposals	32,968,368	143,320	24,534

	FOR	AGAINST	ABSTAIN
(c) Permitting the Board to fix the number of directors and to amend the Code to the extent permitted by law	32,411,200	705,553	19,468

	FOR	AGAINST	ABSTAIN
(d) A new NYSE requirement regarding uncertified shares	33,025,748	87,160	23,313
          No other matters were brought before shareholders for a vote at the meeting.
Item 6. Exhibits.
          (a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number	Exhibit

3(a)	Code of Regulations of Keithley Instruments, Inc. Amended February 9, 2008

31(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32(a)+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32(b)+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: May 12, 2008	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)