Form 10-Q
period 2008-06-30
KEITHLEY INSTRUMENTS INC
filed 2008-08-11
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
YES ☑      NO ☐
Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company.)
Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
As of August 6, 2008 there were outstanding 13,587,470 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$20,156	$12,888
Short-term investments	6,201	32,340
Refundable income taxes	132	136
Accounts receivable and other, net	23,067	19,510
Inventories:
Raw materials	12,016	9,599
Work in process	1,495	984
Finished products	5,112	4,092

Total inventories	18,623	14,675
Deferred income taxes	3,885	3,961
Prepaid expenses	2,112	2,026

Total current assets	74,176	85,536

Property, plant and equipment, at cost	53,780	51,955
Less-Accumulated depreciation	40,332	38,256

Property, plant and equipment, net	13,448	13,699

Deferred income taxes	24,937	23,823
Intangible assets	1,260	1,400
Long-term investments	7,673	1,324
Other assets	22,327	20,624

Total assets	$143,821	$146,406

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$283	$799
Accounts payable	6,803	8,018
Accrued payroll and related expenses	5,701	4,799
Other accrued expenses	4,985	4,753
Income taxes payable	1,371	3,911

Total current liabilities	19,143	22,280

Long-term deferred compensation	2,940	3,924
Deferred income taxes	74	74
Long-term income taxes payable	2,595	—
Other long-term liabilities	7,985	7,104
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,661,525 at June 30, 2008, and 14,580,978 at September 30, 2007	183	182
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at June 30, 2008 and September 30, 2007	27	27
Capital in excess of stated value	38,895	36,436
Retained earnings	85,960	85,676
Accumulated other comprehensive loss	(780)	(946)
Common shares held in treasury, at cost	(13,201)	(8,351)

Total shareholders’ equity	111,084	113,024

Total liabilities and shareholders’ equity	$143,821	$146,406

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net sales	$40,955	$33,446	$119,331	$107,402
Cost of goods sold	17,191	14,059	48,588	43,461

Gross profit	23,764	19,387	70,743	63,941
Selling, general and administrative expenses	17,441	15,288	49,869	48,255
Product development expenses	6,771	7,116	19,212	19,363

Operating (loss) income	(448)	(3,017)	1,662	(3,677)
Investment income	338	582	1,321	1,715
Interest expense	(15)	(11)	(53)	(38)
Impairment of long-term investments	—	—	(670)	—

(Loss) income before income taxes	(125)	(2,446)	2,260	(2,000)
Income tax (benefit) provision	(86)	(1,987)	225	(2,543)

Net (loss) income	$(39)	$(459)	$2,035	$543

Basic (loss) earnings per share	$(0.00)	$(0.03)	$0.13	$0.03

Diluted (loss) earnings per share	$(0.00)	$(0.03)	$0.13	$0.03

Cash dividends per Common Share	$.0375	$.0375	$.1125	$.1125

Cash dividends per Class B Common Share	$.030	$.030	$.090	$.090

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,035	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,007	3,137
Stock-based compensation	2,075	1,689
Deferred income taxes	(1,926)	(3,577)
Other items not effecting outlay of cash	866	542
Changes in working capital	(7,391)	3,980
Other operating activities	(808)	(941)

Net cash (used in) provided by operating activities	(2,142)	5,373

Cash flows from investing activities:
Payments for property, plant and equipment	(2,768)	(3,054)
Purchase of short-term investments	(13,225)	(23,920)
Sale of short-term investments	31,586	27,152

Net cash provided by investing activities	15,593	178

Cash flows from financing activities:
Net payments under short term debt agreements	(606)	(857)
Cash dividends	(1,734)	(1,776)
Purchase of treasury shares	(4,700)	—
Proceeds from stock purchase and option plans	153	338
Excess tax benefits from stock-based compensation arrangements	81	298

Net cash used in financing activities	(6,806)	(1,997)

Effect of exchange rate changes on cash	623	207

Increase in cash and cash equivalents	7,268	3,761
Cash and cash equivalents at beginning of period	12,888	10,501

Cash and cash equivalents at end of period	$20,156	$14,262

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements at June 30, 2008 and 2007, and for the three and nine month periods then ended have not been audited by an independent registered public accounting firm, but, in the opinion of our management, all adjustments necessary to fairly present the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2008 and 2007, included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2007, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed on December 14, 2007 (the “2007 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2007 Form 10-K.
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
C. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007 See Note N.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161’s disclosure requirements on the Company’s financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). The purpose of the new standard is to provide a consistent framework and hierarchy for determining what accounting principles should be used when preparing U.S. generally accepted accounting principles financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s financial statements.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation for the relevant periods is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(39)	$(459)	$2,035	$543

Weighted averages shares outstanding	15,772,488	16,252,296	15,899,263	16,204,214
Dilutive effect of stock awards	—	—	206,252	201,099
Assumed purchase of stock under stock purchase plan	—	—	760	1,153

Weighted average shares used for dilutive earnings per share	15,772,488	16,252,296	16,106,275	16,406,466

Basic (loss) earnings per share	$(0.00)	$(0.03)	$0.13	$0.03
Diluted (loss) earnings per share	$(0.00)	$(0.03)	$0.13	$0.03
Due to the net loss for the three months ended June 30, 2008 and 2007, 255,366 and 196,822 shares were excluded from the dilutive calculation from stock awards and the stock purchase plan, respectively.

E. Stock-based Compensation
The Company currently has one equity-based compensation plan from which stock-based compensation awards can be granted to employees and Directors. In addition, we have two plans that were terminated or have expired, but which have options currently outstanding. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123R – Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first nine months of fiscal year 2008 or 2007.
Compensation costs recorded

Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The table below summarizes stock-based compensation expense recorded under SFAS 123R for the three and nine-month periods ended June 30, 2008 and 2007, which was allocated as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Cost of goods sold	$56	$45	$161	$102
Selling, general and administrative expenses	554	504	1,610	1,346
Product development expenses	105	99	304	241

Stock-based compensation included in operating expenses	715	648	2,075	1,689
Estimated tax impact of stock-based compensation	232	213	673	554

Stock-based compensation expense, net of tax	$483	$435	$1,402	$1,135

The excess tax benefits recognized during the first nine months of fiscal year 2008 and 2007 were approximately $81 and $298, respectively.
As of June 30, 2008, there was $3,603 of total pretax unrecognized compensation cost related to unvested awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Stock option activity
During the first nine months of fiscal year 2008, the Company granted non-qualified stock options to purchase 146,125 shares to officers and other key employees at a weighted average exercise price of $9.13 per share. During the first nine months of fiscal 2007, the Company granted 106,025 non-qualified stock options with a weighted average exercise price of $13.91. The exercise price of the options granted in both years is equal to the fair market value on their respective grant date. The options have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four.
The fair value of the options granted during the first nine months of fiscal year 2008 and 2007 was $3.01 and $5.41 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during these periods:

	Nine Months	Nine Months
	Fiscal 2008	Fiscal 2007

Expected life (years)	4.75	4.75
Risk-free interest rate	3.84%	4.79%
Volatility	38%	42%
Dividend yield	1.64%	1.07%

Performance award units
During the first nine months of fiscal year 2008, the Company granted 172,475 performance award units to officers and other key employees with a weighted-average fair market value per unit on the respective grant dates of $9.13. During the first nine months of fiscal 2007, the Company granted 142,800 performance award units to officers and other key employees with a weighted average fair market value per unit on the grant dates of $13.95. The performance award unit agreements granted during both fiscal years provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal year 2008 will end on September 30, 2010, while the award period for awards issued during fiscal year 2007 will end on September 30, 2009. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued during fiscal years 2008 and 2007 may be adjusted in 25 percent increments, while the awards issued during fiscal year 2006, which will vest on September 30, 2008, may be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the performance award unit agreements. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. The awards granted during fiscal years 2008 and 2007 are being expensed at target levels, while the awards issued during fiscal year 2006 are being expensed at 50 percent of target.
Restricted award units
During the first nine months of fiscal year 2008, the Company granted 20,225 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $9.15 based upon the fair value of the Company’s stock on the award dates. During the first nine months of fiscal year 2007, the Company granted 25,050 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $13.61 based upon the fair value of the Company’s stock on the award dates. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first nine months of fiscal year 2008, 39,348 shares were issued at a weighted average fair market value per share of $9.95 per share. During the first nine months of fiscal year 2007, the non-employee Directors received a total of 29,160 shares with a weighted average fair market value per share of $13.42.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There were no such grants issued during the first nine months of fiscal year 2008 or 2007.
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
During the first nine months of fiscal year 2008, the Company purchased 482,300 Common Shares for $4,700 at an average cost per share of $9.74 including commissions. There were no purchases during the first nine months of fiscal year 2007. At June 30, 2008 and 2007, 1,056,615 and 405,500 Common Shares remained in treasury at an average cost, including commissions, of $10.84 and $12.40, respectively.

Also, included in the “Common shares held in treasury, at cost” caption of the condensed consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 183,588 and 160,568 at June 30, 2008 and 2007, respectively.
G. Financing Arrangements
On March 27, 2008, the Company extended the term of its credit agreement, as amended, to March 31, 2011, from March 31, 2010. The agreement is a $10,000 debt facility ($0 outstanding at June 30, 2008) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($283 of short-term debt and $697 for standby letters of credit outstanding at June 30, 2008). At June 30, 2008, the Company had total unused lines of credit with domestic and foreign banks aggregating $14,020, of which $10,000 was long-term and $4,020 was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants as of June 30, 2008.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At June 30, 2008, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At June 30, 2008, the Company had obligations under foreign exchange forward contracts to sell 2,500,000 Euros, 300,000 British pounds and 270,000,000 Yen at various dates through June 2008. In accordance with the provisions of SFAS No. 133, the derivative instruments are recorded on the Company’s condensed consolidated balance sheets. The fair market value of the foreign exchange forward contracts represented a (liability)/asset to the Company of $(35) and $30, at June 30, 2008 and 2007, respectively.
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

I. Comprehensive Income
Comprehensive income (loss) for the three and nine month periods ended June 30, 2008 and 2007 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(39)	$(459)	$2,035	$543

Unrealized gains (losses) on value of derivative securities, net of tax	114	61	48	(25)
Net unrealized investment (losses) gains, net of tax	(4)	3	(488)	51
Foreign currency translation adjustments	(30)	29	606	432

Comprehensive income (loss)	$41	$(366)	$2,201	$1,001

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the customer location to which the product is shipped.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net sales:
United States	$10,141	$9,654	$27,542	$26,972
Other Americas	1,051	888	2,311	3,434
Germany	4,911	3,715	16,825	13,724
Other Europe	8,869	7,172	24,512	22,008
Japan	3,239	3,207	13,015	13,236
China	6,776	4,607	15,826	12,634
Other Asia	5,968	4,203	19,300	15,394

	$40,955	$33,446	$119,331	$107,402

	At June 30,	At September 30,
	2008	2007
Long-lived assets:
United States	$36,545	$29,557
Germany	7,154	6,369
Other	1,009	1,121

	$44,708	$37,047

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $239 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and nine month periods ending June 30, 2008 and 2007.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2008 and 2007 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Beginning balance	$784	$869	$722	$992
Accruals for warranties issued during the period	411	245	1,085	875
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(27)	(73)	(123)	(105)
Settlements made (in cash or in kind) during the period	(372)	(330)	(888)	(1,051)

Ending balance	$796	$711	796	$711

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

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service costs-benefits earned during the period	$419	$355	$61	$61
Interest cost on projected benefit obligation	589	550	108	84
Expected return on plan assets	(884)	(782)	(20)	(16)
Net loss recognition	20	16	—	1
Amortization of transition asset	—	—	6	5
Amortization of prior service cost	45	45	1	2

Net periodic benefit cost	$189	$184	$156	$137

	United States Plan		German Plan
	For the Nine Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Service costs-benefits earned during the period	$1,257	$1,065	$174	$179
Interest cost on projected benefit obligation	1,767	1,652	313	246
Expected return on plan assets	(2,650)	(2,347)	(58)	(48)
Net loss recognition	62	49	—	2
Amortization of transition asset	—	—	17	17
Amortization of prior service cost	134	134	4	4

Net periodic benefit cost	$570	$553	$450	$400

During the third quarter of fiscal year 2008, the Company contributed $1,500 to its United States Plan, and expects to contribute an additional $1,000 before September 30, 2008.
M. Investments
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, during the second quarter ended March 31, 2008, on our long-term investments carried at cost.
At June 30, 2008, the caption “Long-term investments” on the condensed consolidated balance sheet included $7,020 of auction rate securities. Our auction rate securities are private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities, including those securities held by the Company at June 30, 2008, have failed during recent months making a portion of our auction rate securities not readily convertible to cash until there is a successful auction for them. We continue to receive interest income associated with the auction rate securities. We recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income during the second quarter, related to these investments.
During the third quarter ended June 30, 2008, we redeemed $8,025 of our auction rate securities; $8,000 of which had been classified as short-term investments and $25 of which had been classified as long-term investments. $8,000 was redeemed as a result of our broker commencing a tender offer at par to purchase those specific auction rate securities from registered owners. The remaining $25 cleared through a successful auction.
N. Income Taxes
The income tax benefit for the third quarter ended June 30, 2008, was $86 on a loss before taxes of $125, an effective tax benefit rate of 68.8 percent. This compared with an income tax benefit of $1,987 on a loss before taxes of $2,446, or an effective tax benefit rate of 81.2 percent for the same period ended June 30, 2007. The effective tax rate for the 2008 June quarter was greater than the U.S. federal statutory tax rate due to the impact of favorable net tax benefits claimed against a small operating loss. The favorable tax benefits included the settlement of tax audits. These benefits were offset by the net impact of changes to tax credits, other increases for contingent tax liabilities, and provision return adjustments. For the three months ended June 30, 2007, the tax benefit was higher than the U.S. federal statutory tax rate due to the favorable benefits from the research tax credit, extraterritorial income exclusion on U.S. exports, and the impact of these benefits relative to a loss. These benefits were partially offset by the impact of taxes in foreign jurisdictions.

For the nine months ended June 30, 2008, income taxes were $225 on income before taxes of $2,260, an effective tax rate of 10.0 percent. The effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts resulting from the settlement of tax audits, favorable differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by the net impact of changes to tax credits, and other increases for contingent tax liabilities. Excluding the discrete items mentioned above, the tax rate would have been 33.7 percent for the first nine months of fiscal year 2008. For the nine months ended June 30, 2007, we recorded a tax benefit of $2,543 on a loss before taxes of $2,000 resulting in an effective tax benefit rate of 127.2 percent. During the fiscal year 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive application of the research tax credit for the period of January 1, 2006, through September 30, 2006. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Without regard to discrete items, such as the prior year research tax credit, the tax benefit rate for the nine months ended June 30, 2007 would have been 85.0 percent. For the first nine months of fiscal year 2007, the effect tax benefit rate was higher than the U.S. federal statutory tax rate due to the favorable impacts from the research tax credit, extraterritorial income exclusion on U.S. exports, and the impact of these benefits relative to a loss. These benefits were partially offset by the impact of taxes in foreign jurisdictions.
The Company adopted FIN 48 effective October 1, 2007, resulting in an increase to the accrued tax liability of $3,055, an increase to deferred tax assets of $3,038, and a decrease to retained earnings of $17. As of June 30, 2008, the Company had approximately $5,200 of total gross unrecognized tax benefits. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,335. The Company anticipates a decrease in its unrecognized tax positions of approximately $300 to $600 over the next 12 months. The anticipated decrease is primarily due to the expiration of statutes of limitations in various jurisdictions. The nature of the soon to be expiring tax positions includes the allocation of income and certain deductions between jurisdictions.
The Company records interest and penalties related to uncertain tax positions as income tax expense. On June 30, 2008, the Company had accrued approximately $1,166 of interest and penalties. During the quarter ended June 30, 2008, the company settled audits by the U.S. Internal Revenue Service for the tax year ended September 30, 2004 and in Germany for the tax years ended September 30, 1999 through September 30, 2004. The company is no longer subject to examination in either the U.S. or Germany for periods prior to this. The Company has not been notified of any other significant audits; however, it may be subject to examination in the U.S. or Germany for various state or local jurisdictions for the tax years 2004 to present, as well as various foreign jurisdictions for other periods with varying statutes.
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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months of fiscal year 2008, orders from our semiconductor customers comprised approximately 30 percent of our total orders; orders from our wireless communications customers were approximately 15 percent; orders from precision electronic components/subassembly manufacturers were approximately 25 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and orders from our research and education customers were approximately 25 percent of total orders. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.

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
Many of the industries we serve, including, but not limited to, the semiconductor industry, the wireless communications industry and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. During the second quarter of fiscal year 2007, we began experiencing a softening of orders from our semiconductor customers with regard to their capital equipment spending, and management believes 2008 capital spending for production applications will soften from 2007 levels.
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
Results of Operations
Third Quarter Fiscal Year 2008 Compared with Third Quarter Fiscal Year 2007
Net sales of $40,955 for the third quarter of fiscal year 2008 increased 22 percent as compared to the prior year’s third quarter sales of $33,446. The effect of a 13 percent weighted-average weaker U.S. dollar positively impacted sales growth by approximately five percentage points. Geographically, sales were up six percent in the Americas, up 27 percent in Europe, and up 33 percent in Asia. Approximately three-quarters of our sales were generated outside the Americas during the third quarter of fiscal year 2008. On a sequential basis, sales increased three percent from the second quarter of fiscal year 2008.
Orders of $40,515 for the third quarter increased 13 percent compared to last year’s orders of $36,006. Geographically, orders increased nine percent in the Americas, 18 percent in Europe, and 12 percent in Asia when compared to the prior year. Orders from the Company’s semiconductor customers decreased approximately 20 percent, orders from wireless communications customers increased approximately 180 percent, orders from precision electronic component and subassembly manufacturers increased approximately ten percent, and research and education customer orders increased approximately 15 percent compared to the prior year’s third quarter. The increase in orders from the Company’s wireless communications customers was due in part to the receipt of a large order from one customer. Sequentially, orders increased four percent from the second quarter of fiscal 2008. Order backlog decreased $1,035 during the quarter to $16,102 as of June 30, 2008. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales were 42.0 percent, the same as in the prior year’s third quarter. Higher discounts on sales due to customer mix, higher costs for freight charges, and higher other manufacturing costs were offset by the favorable effect of a weaker U.S. dollar, and fixed manufacturing costs being spread over higher sales volume. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the third quarter of fiscal year 2008 or fiscal year 2007.
Selling, general and administrative expenses of $17,441, or 42.6 percent of net sales, increased 14 percent from $15,288, or 41.2 percent of net sales, in last year’s third quarter. The increase primarily resulted from higher expenses translated into U.S. dollars as a result of the weaker U.S. dollar, and increased benefit costs, consultant fees, and external commission costs.

Product development expenses for the quarter were $6,771, or 16.5 percent of net sales, down $345, or five percent, from last year’s $7,116, or 21.3 percent of net sales. The decrease was the result of a reduction in development supplies and pilot production costs due to the timing of new product introductions.
The Company reported an operating loss for the third quarter of fiscal year 2008 of $448 compared to an operating loss of $3,017 for the prior year’s quarter. Higher sales partially offset by high selling, general and administrative expenses accounted for the decrease in the operating loss.
Investment income was $338 for the quarter compared to $582 in last year’s third quarter. Lower interest rates and lower average cash and investment balances accounted for the decrease.
The income tax benefit for the third quarter ended June 30, 2008, was $86 on a loss before taxes of $125, an effective tax benefit rate of 68.8 percent. This compared with an income tax benefit of $1,987 on a loss before taxes of $2,446, or an effective tax benefit rate of 81.2 percent for the same period ended June 30, 2007. The effective tax rate for the 2008 June quarter was greater than the U.S. federal statutory tax rate due to the impact of favorable net tax benefits claimed against a small operating loss. The favorable tax benefits included the settlement of tax audits. These benefits were offset by the net impact of changes to tax credits, other increases for contingent tax liabilities, and provision return adjustments. For the three months ended June 30, 2007, the tax benefit was higher than the U.S. federal statutory tax rate due to the favorable benefits from the research tax credit, extraterritorial income exclusion on U.S. exports, and the impact of these benefits relative to a loss. These benefits were partially offset by the impact of taxes in foreign jurisdictions. See Note N.
The Company reported a net loss for the quarter of $39, or $0.00 per share, compared to a net loss for the quarter of $459, or $0.03 per share, last year. Higher sales and gross margins, partially offset by higher expenses and lower investment income described above, accounted for the increase.
Nine Months Ended June 30, 2008 Compared with Nine Months Ended June 30, 2007
Net sales of $119,331 for the nine months ended June 30, 2008, increased 11 percent from $107,402 reported for the nine-month period last year. The effect of a weaker U.S. dollar positively impacted sales growth by approximately four percentage points. Geographically, net sales were down two percent in the Americas, up 16 percent in Europe, and up 17 percent in Asia.
Orders of $120,105 for the nine months ended June 30, 2008, increased 13 percent from $106,235 last year. Geographically, orders increased nine percent in the Americas, 21 percent in Europe, and 11 percent in Asia compared to the same period in fiscal year 2007. See the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal year 2008 orders by major industry group.
Cost of goods sold as a percentage of net sales increased slightly to 40.7 percent from 40.5 percent for the nine-month period last year. The increase was due primarily to higher freight and other manufacturing costs partially offset by an 11 percent weaker U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging increased cost of goods sold by $446 for the 2008 nine-month period, and was not material in the 2007 comparable period.
Selling, general and administrative expenses of $49,869, or 41.8 percent of net sales, increased three percent from $48,255, or 44.9 percent of net sales, in the same period last year. In the prior year’s nine-month, we incurred approximately $1,400 of costs associated with the stock option investigation and litigation versus minimal costs in the current year’s nine-month period. Offsetting this decrease were higher foreign exchange revaluation costs resulting from the weaker U.S. dollar, and higher personnel related costs including bonuses and commissions on higher sales.
Product development expenses for the first nine months of fiscal year 2008 of $19,212, or 16.1 percent of sales, were down less than one percent from $19,363, or 18.0 percent of net sales, for the same period last year.

The Company reported operating income for the first nine months of fiscal year 2008 of $1,662 compared to an operating loss of $3,677 for the prior year’s nine-month period. Higher sales partially offset by high selling, general and administrative expenses accounted for the increase.
Investment income during the first nine months of fiscal year 2008 of $1,321 decreased $394, or 23 percent, from $1,715 for the same period in the prior year. The decrease was primarily due to lower average cash and investment balances and lower interest rates during the period.
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, during the quarter ended March 31, 2008, on our long-term investments carried at cost. Additionally, during the March 31, 2008 period we recorded a temporary mark-to-market fair value adjustment through other comprehensive income of $780 related to our investment in auction rate securities. See Note M.
For the nine months ended June 30, 2008, income taxes were $225 on income before taxes of $2,260, an effective tax rate of 10.0 percent. The effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts resulting from the settlement of tax audits, favorable differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by the net impact of changes to tax credits, and other increases for contingent tax liabilities. Excluding the discrete items mentioned above, the tax rate would have been 33.7 percent for the first nine months of fiscal year 2008. For the nine months ended June 30, 2007, we recorded a tax benefit of $2,543 on a loss before taxes of $2,000 resulting in an effective tax benefit rate of 127.2 percent. During the fiscal year 2007 first quarter, we recorded a favorable discrete tax adjustment of $882 associated with the retroactive applicable of the research tax credit for the period of January 1, 2006, through September 30, 2006. This benefit had not been recognized during the fiscal year ended September 30, 2006, because the research tax credit had expired and was not extended until after the fiscal year. Without regard to discrete items, such as the prior year research tax credit, the tax benefit rate for the nine months ended June 30, 2007 would have been 85.0 percent. For the first nine months of fiscal year 2007, the effect tax benefit rate was higher than the U.S. federal statutory tax rate due to the favorable impacts from the research tax credit, extraterritorial income exclusion on U.S. exports, and the impact of these benefits relative to a loss. These benefits were partially offset by the impact of taxes in foreign jurisdictions. See Note N.
Net income for the first nine months of fiscal year 2008 was $2,035, or $0.13 per diluted share, compared with $543, or $0.03 per diluted share, last year. Higher sales partially offset by the higher selling, general and administrative expenses, lower investment income, and a less favorable tax position accounted for the increase.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of June 30, 2008 and September 30, 2007:

	June 30	September 30
Current assets:
Cash and cash equivalents	$20,156	$12,888
Short-term investments	6,201	32,340
Refundable income taxes	132	136
Accounts receivable and other, net	23,067	19,510
Total inventories	18,623	14,675
Deferred income taxes	3,885	3,961
Prepaid expenses	2,112	2,026

Total current assets	74,176	85,536

Current liabilities:
Short-term debt	283	799
Accounts payable	6,803	8,018
Accrued payroll and related expenses	5,701	4,799
Other accrued expenses	4,985	4,753
Income taxes payable	1,371	3,911

Total current liabilities	19,143	22,280

Working capital	$55,033	$63,256

Working capital decreased during the first nine months of fiscal year 2008 by $8,223, including $7,020 of investments in auction rate securities that were reclassified from current to long-term. During the June 30, 2008 quarter, we converted $8,025 of investments in auction rate securities to cash. See Note M. Accounts receivable and other, net, increased $3,557 during the first nine months of fiscal year 2008 due primarily to higher sales during the month of June versus September, as well as higher days sales outstanding of 52 at June 30, 2008 versus 50 at September 30, 2007. Inventories increased $3,948 during the first nine months of fiscal year 2008 due primarily to anticipated shipment demand for our new products, and lower than expected demand for our products serving the semiconductor industry. Income taxes payable decreased $2,540 due primarily to the release of a FIN 48 reserve resulting from the closure of tax audits. See Note N.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Nine Months
	Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$(2,142)	$5,373
Investing activities	15,593	178
Financing activities	(6,806)	(1,997)
Operating activities. Cash used in operating activities of $2,142 for the first nine months of fiscal year 2008 decreased $7,515 as compared with cash provided by operating activities of $5,373 in the same period last year. The decrease was primarily due to changes in working capital. During the 2008 period, accounts receivable increased utilizing $2,889 of cash as described above in “Working Capital,” while during the 2007 period decreases in accounts receivable generated $7,542 of cash. Additionally, inventory increased during the 2008 period as described above resulting in a use of cash of $3,852 versus a source of cash of $824 in the prior year’s period. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.

Investing activities. Cash provided by investing activities was $15,593 for the first nine of fiscal year 2008 compared with $178 in the same period last year. Payments for property, plant and equipment were similar in both periods. We purchased short-term investments of $13,225 and sold short-term investments generating $31,586 in cash during the first nine months of 2008, including $8,025 of auction rate securities described above. During the 2007 period, we purchased short-term investments of $23,920 and sold short-term investments of $27,152. Short-term investments totaled $6,201 at June 30, 2008, as compared to $33,049 at June 30, 2007. At June 30, 2008, long-term investments included $7,020 of auction rate securities, which were classified as short-term investments during the 2007 period. See Note M.
Financing activities. Cash used in financing activities was $6,806 in the first nine months of fiscal year 2008 as compared to $1,997 last year. During the nine months of fiscal year 2008, we repurchased 482,300 Common Shares for $4,700 at an average cost of $9.74 per share including commissions. We did not repurchase any shares during the first nine months of fiscal year 2007. See Note F. Short-term debt was $283 at June 30, 2008, and $257 at June 30, 2007.
We expect to finance capital spending and working capital requirements with cash and short-term investments on hand, cash provided by operations and our available lines of credit. At June 30, 2008, we had available unused lines of credit with domestic and foreign banks aggregating $14,020, of which $10,000 is long-term and $4,020 is a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Outlook
Based upon current expectations, the Company is estimating net sales for the fourth quarter of fiscal 2008, which will end September 30, 2008, to range between $36,000 and $41,000 and earnings before taxes to range from a loss to earnings in the single digits as a percentage of net sales. Operating costs are expected to decrease slightly in the fourth quarter of fiscal 2008 from the levels experienced during the third quarter of fiscal 2008. The Company expects the effective tax rate for the remainder of fiscal 2008 to approximate the statutory rate, excluding discrete items and assuming the U.S. Congress does not enact legislation to restore research and development credits. The effective tax rate will fluctuate based on actual results.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007. See Note N.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161’s disclosure requirements on the Company’s financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). The purpose of the new standard is to provide a consistent framework and hierarchy for determining what accounting principles should be used when preparing U.S. generally accepted accounting principles financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material effect on the Company’s financial statements.

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
ITEM 4. Controls and Procedures.
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company and other defendants filed a motion to dismiss the Consolidated Complaint. After extensive briefing and oral argument, on March 21, 2008, the Court issued a forty-seven page Memorandum Opinion and Order granting the defendants’ motion to dismiss in its entirety. The Court granted plaintiffs leave to amend the Consolidated Complaint within 30 days of the Court’s Order. On April 21, 2008, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint does not include the claims under the Securities Exchange Act of 1934 contained in the Consolidated Complaint. The Second Amended Complaint alleges state law claims for unjust enrichment, fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion. The Company and the other defendants have filed a motion to strike and dismiss the second Amended Complaint.
ITEM 1A. Risk Factors.
Other than the following, there have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2007 Form 10-K.
Uncertain Financial Markets

We maintain a portfolio of liquid short-term investments consisting primarily of auction rate securities to support the financing needs of the Company. Our ability to fund our daily operations requires continuous access to our bank and investment accounts, as well as access to our bank credit lines, which provide additional liquidity through short-term bank loans. During the recent months, auctions for auction rate securities have failed, making a portion of our short-term investments not readily convertible to cash. At March 31, 2008, we reclassified $7,020, at fair value, of auction rate securities from short-term to long-term investments. We also recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income for those investments. If we are unable to access our cash, short-term investments or credit lines (for example, due to instability in the financial markets), or if the markets for auction rate securities were to further deteriorate and it became necessary to record a permanent impairment on these investments, our results of operations and financial condition could be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of Common Shares in the third quarter of fiscal year 2008:

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price paid	announced plans or	under the plans or
Period	shares purchased	per share (1)	programs	programs
April 1 – 30, 2008	—	—	—	1,414,600
May 1 – 31, 2008	11,850	$9.97	11,850	1,402,750
June 1 – 30, 2008	36,050	$10.14	36,050	1,366,700
Total	47,900	$10.10	47,900	1,366,700

(1)	Price includes commissions.
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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: August 11, 2008	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Index		Description

31	(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31	(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32	(a)	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32	(b)	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.