Form 10-K
period 2008-09-30
KEITHLEY INSTRUMENTS INC
filed 2008-12-15
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For fiscal year ended, SEPTEMBER 30, 2008	Commission File Number 1-9965
KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0794417 (I.R.S. Employer Identification No.)
Address of principal executive offices: 28775 Aurora Road, Solon, Ohio, 44139

Registrant’s telephone number, including area code: (440) 248-0400
Securities registered pursuant to section 12(b) of the Act:

Common Shares, Without Par Value (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on Which Registered)
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
Yes ☐      No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $127.7 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.2 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $127.9 million at March 31, 2008, the Registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2008, which was $9.70.
As of December 4, 2008, there were outstanding 13,452,469 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 7, 2009 (the “2009 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.
10-K Annual Report

Forward-Looking Statements
Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Annual Report on Form 10-K include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets Keithley sells into, conditions of the electronics industry and the economy in general, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of this Form 10-K.
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
We design, develop, manufacture, and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. We have approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF), or optical signals. Our product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Our customers are scientists and engineers in the worldwide electronics industry involved with advanced materials research, semiconductor device development and fabrication, and the production of end products such as portable wireless devices.
During fiscal 2008, approximately 30 percent of our orders were received from the semiconductor industry; approximately 15 percent came from the wireless communications customer group; approximately 25 percent came from the precision electronic components/subassemblies manufacturers customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and approximately 25 percent came from research and education customers. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Business Strategy
We have focused our efforts on identifying test applications within segments of the electronics test and measurement industry that have high rates of technology change, long-term growth in demand, a meaningful market size, and that leverage our measurement capabilities and/or other test applications. We estimate total annual sales for these segments to be in excess of $1 billion. New products are an important factor in our sales growth strategy, and we have maintained our investment in product development activity spending levels to expand our product offering and accelerate the introduction of new products. Expanding our measurement technology platforms beyond our traditional DC and I-V (current-voltage) base to include RF, pulse and C-V (capacitance-voltage) test platforms allows us to serve a broader set of applications in a larger addressable market.
We work closely with our customers to build partnerships in order to anticipate their current and future measurement needs. A thorough understanding of their applications coupled with our precision measurement technology enables us to add value to our customers’ processes improving the quality, throughput and yield of their products, as well as to determine which test applications we will choose to serve. We believe our ability to serve our customers has been aided by deploying our own sales and support employees throughout the Americas, Europe and Asia, as opposed to relying on an independent sales force.
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

Product Offerings
We have approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF) or optical signals. Product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Parametric test systems used by semiconductor wafer manufacturers generally range in price from $150,000 to $500,000 depending upon the options chosen by the customer. Our semiconductor characterization system ranges in price from $30,000 to $75,000. Bench top instruments generally range in price from $1,000 to $25,000 on a stand-alone basis and from $15,000 to $35,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and in production test for machine builders and system integrators. Selling prices generally range from $200 to $4,000.
New Products During Fiscal Year 2008
Our objective is to grow faster than the overall test and measurement industry, and new products play a critical role in achieving this higher growth rate. During fiscal 2008, we introduced several new products and enhancements that add complementary capability to our product offering. These products provide our customers with critical tools to serve their production test application and research and development needs.
With regard to our RF product family, we announced two second generation RF instruments, the Model 2820 Vector Signal Analyzer, and the Model 2920 Vector Signal Generator. These products are used in a wide range of wireless and cellular test applications for both research and development and production. We also announced the addition of our 4X4 Multiple-Input Multiple-Output (MIMO) RF test system and the first measurement grade 8X8 MIMO system. Our new test systems use multiple Model 2820s and Model 2920s, depending upon the number of input and output channels required by the customer. Our new MIMO systems are used for applications involving WiFi, WiMAX, and future standards such as 4G Long-Term Evolution.
We also expanded our SignalMeisterTM Waveform Creation Software for use on our RF Vector Signal Generators, which allows users to create and modify complex wireless waveforms and supports the Chinese TD-SCDMA wireless communication standard. We also announced the availability of Version 2.0 of SignalMeister which features a click-and-drag, objects-based approach, allowing RF engineers to intuitively create basic and complex waveforms using graphical icons. SignalMeister 2.0 also added support for WLAN signals, including 802.11n which is the MIMO part of the WLAN standard.
We continued to enhance our solutions for customers working on cutting-edge semiconductor research and characterization with the addition of capacitance-voltage (C-V) measurement capability for our Model 4200 Semiconductor Characterization System. We also announced Keithley Test Environment Interactive (KTEI) Version 7.1 software upgrade for the Model 4200 Semiconductor Characterization System, that includes support for testing higher power semiconductor devices used in automotive and power management applications. The Model 4200’s flexibility and powerful test capability can replace a variety of electrical test tools with a single, tightly integrated characterization solution.
We announced Version 4.0 of our Automated Characterization Suite (ACS) software which is used in custom configured semiconductor applications. This release contains enhancements including optional wafer reliability test tools for device reliability and lifetime prediction applications. ACS integrated test systems’ unique measurement capability, combined with powerful and flexible automation-oriented software, delivers a comprehensive range of applications and features not offered on others’ comparable systems.
We also announced an expansion of the Series 3700 System Switch/Multimeter and Plug-in Card Family with the addition of two new cards that offer test engineers broader support for a wide variety of switching configurations, especially for testing devices with end use applications in the consumer and automotive electronics areas. Together with a growing family of plug-in switch and control cards, the Series 3700 is ideal for either a functional test system or in stand-alone data acquisition and measurement applications for production and functional testing of electronic products and devices, especially multi-channel I-V testing and accelerated stress tests.
We announced the next generation of the SourceMeter® instrument line, the Series 2600A family. These products incorporate a wide variety of measurement performance improvements in both hardware and software that make it a powerful solution. One of these improvements is the new TSP® Express device characterization and test software, which is embedded inside the instrument and takes advantage of the new LXI communication standard to enable users to efficiently and easily test devices directly from their web browsers.
We also introduced the Model 2308 Portable Device Battery/Charger Simulator. This instrument was designed to provide a lower cost alternative for testing both the growing range of mobile phones with new, complex communication formats and other types of new portable devices that consume extremely low amounts of power.
Geographic Markets and Distribution
During fiscal 2008, the majority of our products were manufactured in Ohio and were sold in over 80 countries throughout the world. Our principal markets are the United States, Europe and Asia.
In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the United States, we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. We have subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Italy, Japan, Malaysia and China. We also have sales offices in Belgium, Finland, Korea, Taiwan, India, Singapore and Sweden. Sales in areas outside the above named locations are made through independent sales representatives and distributors.

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
Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2008, no one customer accounted for more than 10% of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.
Backlog
Our backlog of unfilled orders amounted to approximately $18.4 million as of September 30, 2008 and approximately $14.5 million as of September 30, 2007. We expect that substantially all of the orders included in the 2008 backlog will be delivered during fiscal 2009. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of our receipt of orders and the speed with which those orders are filled, and our customers’ requested delivery schedules. Accordingly, our backlog as of September 30, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.
Competition
The Company competes on the basis of quality, performance, service, product availability, and price, with quality and performance frequently being the most important. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than the Company. In general, the Company competes with a number of companies in specialized areas of the test and measurement industry and one large broad line measurement products supplier, Agilent Technologies, Inc.
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $25.5 million in 2008, $25.9 million in 2007 and $23.7 million in 2006, or approximately 17%, 18% and 15% of net sales, respectively, for each of the last three fiscal years.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2008, the Company employed approximately 696 persons, 213 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note L of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report.
During fiscal 2008, non-U.S. sales accounted for nearly three-fourths of our revenue. There are several risks attendant to such foreign operations. These risks include increased exposure to foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which is not possible to predict, we believe our foreign subsidiaries and the international markets we serve are in countries where the economic and political climates generally are stable. The Company also must comply with foreign regulations, which may increase the complexity of conducting its business.

Executive Officers Of The Registrant

Certain information regarding our executive officers is set forth below:

Name	Position	Age

Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	59

Steven A. Chipchase	Vice President Operations	45

Philip R. Etsler	Vice President Human Resources	58

Mark A. Hoersten	Vice President Marketing	50

Larry L. Pendergrass	Vice President New Product Development	53

Mark J. Plush	Vice President and Chief Financial Officer	59

Linda C. Rae	Executive Vice President and Chief Operating Officer	43
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
Stephen A. Chipchase was elected Vice President Operations in December 2005. Mr. Chipchase joined the Company in April 2000 as Materials/Logistics Manager and held various positions in operations, including Cell Manager from March to July 2003, Acting Director of Operations from July 2003 to February 2004, and Director of Operations from February 2004 to December 2005.
Philip R. Etsler was elected Vice President of Human Resources in February 1990. He joined the Company in January 1986 as Personnel Director.
Mark A. Hoersten was elected Vice President Business Management in May 2003, and in September 2008, his role was expanded to Vice President of Marketing. He joined the Company in June 1980 as a Design Engineer and held various positions in product development and marketing before becoming Vice President, including Director of Marketing, Telecommunications Test Business Manager, and General Manager.
Larry L. Pendergrass joined the Company in May 2003 as Vice President New Product Development. Prior to joining Keithley, Mr. Pendergrass had over 20 years experience in research and development, product development, and manufacturing engineering in various roles including Section Manager, Project Manager and Project Leader with Agilent Technologies and Hewlett-Packard.
Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998. Mr. Plush joined the Company in March 1982 as Controller.
Linda C. Rae was elected Executive Vice President and Chief Operating Officer in December 2005. Ms. Rae joined the Company in September 1995 as a Product Marketer and has held various marketing positions with the Company since then, including Component Test Business Manager from July 1999 to June 2000, Business Manager of Optoelectronics from June 2000 to April 2001, General Manager from April 2001 to May 2003, and Senior Vice President and General Manager from May 2003 to December 2005.
ITEM 1A — RISK FACTORS
Current and potential shareholders should consider the risk factors described below. Any of these or other factors, many of which are beyond our control, could negatively affect our revenue, results of operations and cash flow.
Cyclicality of the electronics industry and timing of large orders

Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components and subassemblies manufacturers, have historically been very cyclical and have experienced periodic downturns. Many of these industries are currently experiencing a significant downturn which has resulted in a reduction in demand for equipment, including test and measurement equipment. Depending on its severity and length, such downturn may also may affect our customers’ access to capital, which could adversely affect our ability to collect on outstanding amounts due to us.
The factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers during the quarter can generally vary between 20-45 percent of our total orders for any given quarter. This can cause our financial results to fluctuate from quarter to quarter, which may have an adverse impact on our stock price.

Effects of cost reductions

In light of worldwide and industry economic conditions, we have endeavored to reduce costs. These reductions and regular ongoing evaluations of our cost structure could have the effect of reducing our talent pool and could have long-term effects on our business by decreasing or slowing improvements in our products, affecting our ability to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel.
Rapid technology changes

Our business relies on the development of new high technology products and services, including products incorporating RF and pulse capabilities, to provide solutions to our customers’ complex measurement needs. This requires anticipation of customers’ changing needs and emerging technology trends. We must make long-term investments and commit significant resources before knowing whether our expectations will eventually result in products that achieve market acceptance. We continue to invest in new product development; however, our new products may not gain market acceptance and may not result in significant sources of revenue and earnings in the future. If our new product development investments do not result in future earnings, our operating results could be adversely affected.
Competitive factors

We compete on the basis of quality, performance, service, product availability and price. There are many firms in the world engaged in the manufacture of electronic measurement instruments, and the test and measurement industry is highly competitive. Many of our competitors are larger and have greater financial and other resources than we do, and/or have established significant reputations within the test and measurement industry and with the customer base we serve. If any of our competitors were to develop products or services that were more cost-effective or technically superior to ours, or if we were unable to differentiate our product offerings from those of our competitors, demand for our products could slow. Additionally, aggressive competition could cause downward pricing pressure, which would reduce our gross margins or cause us to lose market share. We also face competition for personnel with certain highly technical specialties. If we were unable to hire or retain certain key employees, our business could be adversely affected.
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
International operations, political and economic conditions

We currently have subsidiaries or sales offices located in 16 countries outside the United States, and non-U.S. sales accounted for nearly three-fourths of our revenue during fiscal 2008. Our future results could be adversely affected by several factors relating to our international sales operations, including fluctuating foreign currency exchange rates, political unrest, wars and acts of terrorism, changes in other economic or political conditions, trade protection measures, domestic and foreign import or export licensing requirements, unexpected changes in regulatory requirements and natural disasters. Any of these factors could have a negative impact on our revenue and operating results.
Changes in manufacturing processes

We have implemented a lean manufacturing environment in our manufacturing facilities, which are located in Solon, Ohio. We may not experience future benefits from lean manufacturing if we are unable to continue to effectively fine-tune our operations, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing efficiencies. Additionally, we have outsourced the manufacturing of certain of our products to a Malaysian contract manufacturer. If this manufacturer is unable to meet our customers’ demand or if the quality of the manufactured products does not continue to meet our standard, our reputation, and therefore our business, could be adversely affected.
Tax planning strategies

We pay taxes in multiple jurisdictions throughout the world. We utilize available tax credits and other tax planning strategies in an effort to minimize our overall tax liability. Our estimated tax rate for fiscal 2009 could change from what is currently anticipated due to changes in tax laws in various countries, changes in our overall tax planning strategy, or changes in the mix of countries where earnings or losses are incurred. Total deferred tax assets were $31.5 million at September 30, 2008. We had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, our tax rate and therefore our earnings could be adversely affected as a result of recording a valuation allowance against deferred tax assets.
Information technology management systems

Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely information for our order entry, billing, manufacturing and other customer support functions. Any failure in those systems could adversely affect our operating results.
We have outsourced the hosting of these systems to a third-party vendor located in Texas. If our third-party vendor experiences shut downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
Fixed cost of sales force

We have continued to build our direct sales force throughout the world with our own employees rather than utilizing third-party sales representatives. This action increases our fixed costs, and our results could be adversely affected during times of depressed sales.

Historical stock option grant practices

We are subject to an SEC inquiry and derivative litigation regarding our historical stock option practices. See Item 3, Legal Proceedings in this Form 10-K. We are not able to predict the future outcome of the SEC inquiry or the derivative action. These matters could result in significant new expenses, diversion of management’s attention from our business, commencement of formal similar, administrative or litigation actions against the Company or our current or former officers or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC also may disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grants or other potential accounting errors, and there is a risk that its inquiry could lead to circumstances in which we may have to restate our prior financial statements, amend prior SEC filings or otherwise take actions not currently contemplated. Any such circumstance also could lead to future delays in filing of subsequent SEC reports.
Compliance with NYSE listing standards

Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which could result in our failure to remain in compliance with the NYSE’s listing standards for market capitalization or shareholders’ equity. If we were to fail to meet the listing standard regarding a minimum average market capitalization of $25 million for a period of 30 trading days, such de-listing would be immediate. If our stock price declines to the point where our compliance with the listing standard relating to market capitalization is in jeopardy, we will consider such actions, including equity issuances, as we deem appropriate under the circumstances. If we were to fail to meet the listing standards because our market capitalization for a period of 30 trading days was less than $75 million and at the same time our shareholders’ equity was less than $75 million, we would have 45 days from the receipt of notice from the NYSE to submit a plan to the NYSE to demonstrate our ability to achieve compliance with continued listing standards within 18 months.
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
ITEM 3 — LEGAL PROCEEDINGS
As previously disclosed, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.
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
The four suits have been consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint was the operative complaint in the action. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock options were granted by the Company so as to maximize the value of the stock options. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Exchange Act, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
The Company and other defendants filed a motion to dismiss the Consolidated Complaint. After extensive briefing and oral argument, in March 2008, the Court granted the defendants’ motion to dismiss in its entirety. The Court granted plaintiffs leave to amend the Consolidated Complaint within 30 days of the Court’s Order. In April 2008, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint does not include the claims under the Securities Exchange Act of 1934 contained in the Consolidated Complaint. The Second Amended Complaint alleges state law claims for unjust enrichment, fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares trade on the New York Stock Exchange (the “NYSE”) under the symbol KEI. There is no established public trading market for the Class B Common Shares; however, they are readily convertible on a one-for-one basis into Common Shares.
The following table shows the high and low sales prices of the Company’s Common Shares as reported on the NYSE and the amount of cash dividends declared on the Company’s Common Shares and Class B Common Shares during the periods indicated.

				Cash Dividends
			Cash Dividends	Per Class B
	High	Low	Per Common Share	Common Share

Fiscal 2008
First Quarter	$11.53	$8.71	$.0375	$.0300

Second Quarter	11.86	8.46	.0375	.0300

Third Quarter	11.80	9.15	.0375	.0300

Fourth Quarter	10.26	7.91	.0375	.0300

Fiscal 2007

First Quarter	$13.85	$11.79	$.0375	$.0300

Second Quarter	16.44	12.75	.0375	.0300

Third Quarter	15.73	11.80	.0375	.0300

Fourth Quarter	14.45	9.30	.0375	.0300
The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 4, 2008 was 2,078 and 4, respectively.
Equity Compensation Plan Information as of September 30, 2008

Number of securities remaining
available for future issuance
	Number of securities to be	Weighted-average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
	outstanding options	outstanding options	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,938,481 (1)	$19.90	1,147,492 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	3,938,481 (1)	$19.90	1,147,492 (2)

(1)	Includes stock options outstanding of 3,027,131 under the Company’s stock option plans, 52,600 restricted award units and 858,750 performance award units, that are payable in Common Shares. The number of performance award units included above represents the maximum number of units that may be earned pursuant to performance award units agreements. See Note H. Restricted award units and performance award units do not have an exercise price, and therefore, were not included for purposes of computing the weighted-average exercise price.

(2)	Includes 475,129 shares available for issuance under the 2005 Employee Stock Purchase and Dividend Reinvestment Plan.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of common shares in the fourth quarter of fiscal year 2008:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet
	Total number of	Average price	publicly announced	be purchased under
Period	shares purchased	paid per share (1)	plans or programs	the plans or programs

July 1 - 31, 2008	50,400	$9.86	50,400	1,316,300
August 1 - 31, 2008	52,150	$9.60	52,150	1,264,150
September 1 - 30, 2008	51,750	$8.99	51,750	1,212,400

Total	154,300	$9.48	154,300	1,212,400

(1)	Price includes commissions.

On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company may purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program, through February 28, 2009. The purpose of the 2007 Program is to provide value to shareholders as well as to offset the dilutive effect of stock option and stock purchase plans. Common Shares held in treasury may be reissued in settlement of purchases under these stock plans.
Stock Performance Graph

The graph below compares the 5-year cumulative return from investing $100 on September 30, 2003 in each of the Company’s Common Shares, the Russell 2000 Index and the Standard & Poor’s Information Technology Index. The comparison assumes that all dividends are reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Keithley Instruments, Inc., The Russell 2000 Index
And The S&P Information Technology Index

*  $100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
  Fiscal year ending September 30.
    Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/03	9/04	9/05	9/06	9/07	9/08

Keithley Instruments, Inc.	100.00	124.32	105.00	92.74	78.05	62.61
Russell 2000	100.00	118.77	140.09	154.00	173.00	147.94
S&P Information Technology	100.00	101.96	115.67	119.44	147.30	112.87

ITEM 6 — SELECTED FINANCIAL DATA
The following data has been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Consolidated Balance Sheets as of September 30, 2008 and 2007 and the related Consolidated Statements of Operations and of Cash Flows for each of the three years in the period ended September 30, 2008 and notes thereto appear elsewhere in this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2008	2007	2006	2005	2004

Operating Results:
Net sales	$152,468	143,658	155,212	141,552	140,248
Gross margin percentage	58.9%	59.8%	61.3%	60.7%	61.1%
(Loss) income before income taxes	$(4,536)	(1,685)	9,913	14,087	15,541
Net (loss) income	$(2,593)	(349)	8,361	10,128	11,381
Basic (loss) earnings per share	$(0.16)	(0.02)	0.51	0.62	0.71
Diluted (loss) earnings per share	$(0.16)	(0.02)	0.50	0.61	0.69

Common Stock Information:
Cash dividends per Common Share	$0.150	0.150	0.150	0.150	0.150
Cash dividends per Class B Common Share	$0.120	0.120	0.120	0.120	0.120
Weighted average number of shares outstanding- diluted	15,854	16,207	16,567	16,591	16,544

At fiscal year-end:
Dividend payout ratio	n/m	n/m	30.0%	24.6%	21.7%
Shareholders’ equity per share	$6.12	6.76	7.03	6.81	6.26
Closing market price	$8.37	10.60	12.75	14.60	17.45

Balance Sheet Data:
Total assets	$137,978	146,406	148,892	142,364	136,666
Current ratio	3.3	3.8	4.2	4.2	3.3
Short-term debt	$23	799	872	—	440
Long-term obligations	$12,939	11,102	9,792	8,240	7,348
Shareholders’ equity	$103,302	113,024	116,503	111,976	101,577
Total debt-to-capital	0.0%	0.7%	0.7%	—	0.4%

Other Data:
Return on average shareholders’ equity	-2.4%	-0.3%	7.3%	9.5%	12.2%
Return on average total assets	-1.8%	-0.2%	5.7%	7.3%	9.1%
Return on net sales	-1.7%	-0.2%	5.4%	7.2%	8.1%
Number of employees	696	698	673	651	632
Sales per employee	$218.7	209.6	234.5	220.7	226.2

Cash flow:
Net cash provided by operating activities	$1,706	5,641	5,985	10,543	15,045

Ten-year compound annual growth rate:
Net sales	2.6%	1.5%	2.7%	2.6%	4.6%
Net income	n/m	n/m	n/m	7.5%	28.8%

n/m — These ratios are not meaningful due to the reported net losses in 1996, 2007 and 2008.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2008, semiconductor orders comprised approximately 30 percent of our total orders; wireless communications orders were about 15 percent; precision electronic components/subassembly manufacturers were approximately 25 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 25 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
The most important factors influencing our ability to grow revenue are (i) our customers’ spending patterns as they invest in new capacity or upgrade manufacturing lines for new product offerings, (ii) our ability to offer interrelated products with differentiated value that solve our customers’ most compelling test challenges, and (iii) our success in penetrating key accounts with our globally deployed sales and service team. We continue to believe that our strategy of pursuing a focused set of applications will allow us to grow faster than the overall test and measurement industry.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. Although our sales were up in fiscal 2008 from fiscal 2007 levels, our results for fiscal 2008 reflected reduced capital equipment spending among our customers in manufacturing, especially in the semiconductor industry. Additionally, our customers across all industries and geographies demonstrated reduced order patterns during the later part of our fourth quarter of fiscal 2008 which could also impact our fiscal 2009 results. In response to the sequential order contraction we experienced, we took action during the fourth quarter of fiscal 2008 to reduce our future operating expenses and expect a resulting benefit during fiscal 2009. Additionally, during November we announced further cost reduction measures including a suspension of salary increases, a hiring freeze with the exception of a few critical replacements, and a reduction in our capital expenditures as well as travel and other discretionary spending. Our new product development spending for the year was down slightly from the prior year. We believe that new product development is important, and we remain committed to maintain the necessary resources to implement our strategy in the short-term to successfully introduce our new product launches that we have in development.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the United States, Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales as a substantial portion of our selling costs are fixed.
We continue to believe that both the semiconductor and wireless areas drive change within the electronics industry. These technology changes create many opportunities for us. In fiscal 2004, we opened a West Coast development center, the sole focus of which is to develop our new RF product family. RF measuring is increasingly becoming an important part of our customers’ requirements, as they are incorporating RF technology into their products. During fiscal 2008, we received important design wins for our RF products and our expanded offering has greatly increased our exposure to new customers and opportunities. Additionally, advances in technology require us to enhance our parametric test platforms to respond to our customers’ changing needs. While we focus on these important initiatives, we cannot stop investing in our precision DC and current-voltage (I-V) product lines, as they serve the same core set of customers.
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
Income taxes:
Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment also is applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our deferred tax assets, which totaled $31,515 at September 30, 2008, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pretax operating income in each tax jurisdiction, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with plans and estimates we are using to manage the underlying business.
We have established a valuation allowance against deferred tax assets related to net operating losses (“NOLs”) in foreign, state and local tax jurisdictions which may not be realized due to the uncertainty of future profit levels in the respective jurisdictions. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such NOLs are utilized or until such NOLs expire. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of certain tax credits and the remaining deferred tax asset is dependent upon achieving future forecasted taxable income. If actual results are significantly less than our forecast, an additional valuation allowance may be recorded against the tax credits or the remaining deferred tax assets, which totaled $31,515 at September 30, 2008. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on our future earnings and financial position. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine that the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge of income tax expense would result.
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
The discount rate for the United States plan was determined as of the June 30, 2008 measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration. The longest maturity of any bond included in the data is August 15, 2036. Benefit payments lying beyond 2036 were discounted back to this year using interest rates taken from the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2008. The matching bond portfolio produces coupon income in excess of what is needed to meet early period benefit payments. The excess coupon income is accumulated as interest, based on the Citigroup Pension Discount Curve Comparison to Above Median as of June 30, 2008, until such time as it is used to pay benefits.
The discount rate used in determining the recorded liability for our United States pension plan was 7.0% for 2008, compared to 6.375% for 2007 and 6.625% for 2006. The increase in the rate was primarily due to higher interest rates on long-term, highly rated corporate bonds. The discount rate for our German pension plan was 6.25% for 2008, compared to 5.5% for 2007 and 4.5% for 2006. The increase in the rate was primarily due to higher interest rates on long-term, highly rated corporate bonds.
Actual rate of (loss) return on United States plan assets was (4.2%) for 2008 compared to an expected rate of return of 8.25%. A 0.25% increase (decrease) in the expected rate of return would have produced a $107 decrease (increase) in 2008 expense.

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
The United States pension plan has experienced adverse asset returns from the June 30, 2008 measurement date through the end of the fiscal year. If pension plan returns on assets continue at the September 30, 2008 level, the Company would experience a non-cash impact to its Consolidated Balance Sheet and shareholders’ equity at the end of the next fiscal year as well as increased pension expense for fiscal 2010. See Note G for additional information.
Stock compensation plans:
With the adoption of SFAS No. 123(R) on October 1, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption that is primarily based upon observed historical volatility of Keithley’s stock price, as there is not a substantial enough market for exchange-traded options. During fiscal year 2008, we used a stock-price volatility assumption of 38%. With regard to the weighted-average expected option life assumption, we consider several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. During fiscal year 2008, we used an expected life assumption of 4.75 years. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We review this rate every reporting period and adjust it when necessary based upon our past history of actual forfeitures.
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards granted in fiscal year 2007 and 2008 can be adjusted in 25 percent increments and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of no units depending upon the level of attainment of performance thresholds. We currently are accruing expense for performance share unit awards based upon our estimate that the number of shares to be issued will be equal to 50 percent of the initial award amount for those granted in fiscal 2007 and 100 percent of the initial award amount for those granted in 2008. We recorded the expense for the awards granted in 2006 which vested in 2008 equal to 50 percent of the initial award amount. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.
Percent of net sales for the years ended September 30:

	2008	2007	2006

Net sales	100.0	100.0	100.0
Cost of goods sold	41.1	40.2	38.7

Gross profit	58.9	59.8	61.3
Selling, general and administrative expenses	43.6	44.5	40.9
Product development expenses	16.7	18.0	15.3
Severance and related charges	0.9	0.0	0.0

Operating (loss) income	(2.3)	(2.7)	5.1
Investment income	1.0	1.5	1.3
Interest expense	(0.0)	(0.0)	(0.0)
Impairment of long-term investments	(1.7)	(0.0)	(0.0)

(Loss) income before income taxes	(3.0)	(1.2)	6.4
(Benefit) provision for income taxes	(1.3)	(1.0)	1.0

Net (loss) income	(1.7)	(0.2)	5.4

We recorded a net loss of $2,593, or $0.16 per diluted share for fiscal 2008 and $349, or $0.02 per diluted share for fiscal 2007. We recorded net income of $8,361, or $0.50 per diluted share, for 2006.
Net sales were $152,468 in 2008 compared with $143,658 in 2007, and $155,212 in 2006. The 6% increase in sales in 2008 was primarily the result of increased orders for our instrumentation products which more than offset a decrease in sales for our parametric testers, while the 7% sales decrease in 2007 was primarily due to lower sales to our semiconductor production test customers for our parametric testers. The effect of a weaker U.S. dollar positively impacted sales growth by four percentage points in 2008 and one percent in 2007, while the effect of a stronger U.S. dollar negatively impacted sales growth by two percentage points in 2006. During fiscal 2008 and 2007, we experienced a softening in conditions in the electronics industry that intensified during the later part of fiscal 2008, particularly amongst our production semiconductor customers. During the later part of fiscal 2008 and into fiscal 2009, the broader electronics industry continued to slowdown. Throughout 2006 we had noted improving conditions in the strength of our customers and the electronics industry as a whole. Geographically, sales were up 1% in the Americas, 8% in Asia, and 9% in Europe during 2008. During 2007, sales were down 22% in the Americas, up 4% in Asia, and down 5% in Europe.
Cost of goods sold as a percentage of net sales was 41.1%, 40.2% and 38.7% in 2008, 2007 and 2006, respectively. The increase in cost as a percentage of sales in 2008 was primarily the result of an increase in excess and obsolete inventory reserves and increased freight costs. The increase in cost as a percentage of sales in 2007 over 2006 was primarily the result of lower volumes and unfavorable product mix. Foreign exchange hedging had a minimal effect on cost of goods sold in 2008, 2007, and 2006.
Selling, general and administrative expenses of $66,413 increased 4% in 2008 from $64,008 in 2007, and increased less than 1% in 2007 from $63,554 in 2006. The increase in 2008 over 2007 was primarily the result of increased foreign exchange costs due to the 10% weaker U.S. dollar, higher commissions and sales incentives, higher salary costs, and increased consultant costs. These costs were partially offset by the absence of costs associated with the stock option investigation and shareholder litigation that were included in 2007. The slight increase in 2007 over 2006 was the result of higher salaries due to increased headcount, higher costs associated with the stock option investigation and shareholder litigation, higher costs in our Asian sales and support operations, and higher translation costs outside the U.S. due to a 5% weaker dollar. These costs were offset by lower employee benefit costs, lower costs associated with stock-based compensation as a result of adjusting the estimated expense for certain performance share award units to 50% of target, and lower costs for bonuses and other incentives tied to financial performance. During the second half of fiscal 2007, we also reduced our discretionary spending for items such as consultants, temporary help and training.
Product development expenses of $25,504 decreased 1% from $25,863 in 2007 and increased 9% in 2007 from $23,671 in 2006. The increase in 2007 was primarily a result of our increased investment in product development activities to expand our product offerings, including our RF product line.
During 2008, we recorded $1,377 for costs associated with our announced reduction in global workforce. We did not incur such costs during 2007 and 2006. See Note J.
Interest income was $1,603 in 2008, $2,307 in 2007 and $1,972 in 2006. The decrease in 2008 was the result of lower average cash and investment balances, a change in investment types, and lower average interest rates. Higher interest rates accounted for the increase in 2007. Interest expense was $70 in 2008, $55 in 2007 and $9 in 2006.
During 2008, we recorded an impairment loss on our long-term investments totaling $2,620. The impairment loss included $1,500 representing a valuation allowance against a note receivable from a company, as well as a $1,100 write-down of our investment in that company that is carried at cost. See Note D.
The effective tax rate for fiscal 2008, including discrete items, was a benefit of 42.8%, compared to a benefit of 79.3% for 2007 and an expense of 15.7% in 2006. The effective benefit in 2008 was greater than the U.S. statutory rate due to the recognition of current year research tax credits, state and local tax benefits and the recognition of benefits associated with prior year adjustments. These benefits were partially offset by the net impact of losses in foreign jurisdiction which are not available for a tax benefit and the U.S. tax on foreign remittances.
The effective benefit for 2007 was greater than the U.S. statutory rate due to the current year utilization of research tax credits, and an $882 benefit for the retroactive application of research tax credits for fiscal 2006. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences.
The effective tax rate for 2006 was less than the U.S. statutory rate due to the utilization of a foreign tax credit carryforward that previously had a valuation allowance against it, the release of the valuation allowance on the remainder of the foreign tax credit carryforward and tax benefits from extraterritorial income exclusion on U.S. exports. These benefits were partially mitigated by state and local income taxes and effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate. See Note I.
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

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of September 30:

	2008	2007

Current assets:
Cash and cash equivalents	$22,073	$12,888
Short-term investments	5,700	32,340
Refundable income taxes	230	136
Accounts receivable and other, net	17,035	19,510
Total inventories	19,823	14,675
Deferred income taxes	5,483	3,961
Other current assets	2,079	2,026

Total current assets	72,423	85,536

Current liabilities:
Short-term debt	23	799
Accounts payable	7,325	8,018
Accrued payroll and related expenses	7,073	4,799
Other accrued expenses	6,142	4,753
Income taxes payable	1,174	3,911

Total current liabilities	21,737	22,280

Working capital	$50,686	$63,256

Working capital decreased during fiscal year 2008 by $12,570, partially due to the reclassification of $6,120 of investments in auction rate securities from current to long-term. See Note D. During the course of the year, we converted $14,125 of auction rate securities to cash. Accounts receivable and other, net decreased $2,475 due primarily to lower sales during the fourth quarter of fiscal year 2008 versus 2007 and lower days sales outstanding at September 30, 2008 of 47 versus 50 at September 30, 2007. Inventories increased $5,148 during the year due primarily to lower than anticipated shipment demand for our products in the fourth quarter, lower than expected demand for our products serving the semiconductor industry, and an increase in demo inventories related to new products. Accrued payroll and related expenses increased $2,274 due primarily to recording a $1,252 liability at September 30, 2008 for severance charges related to the reduction in force. See Note J. Income taxes payable decreased $2,737 due primarily to the adoption of FIN 48 which required the reclassification of certain current tax liabilities to long-term. See Note I.
Sources and Uses of Cash
The following table is a summary of our Consolidated Statements of Cash Flows:

	2008	2007

Cash provided by (used in):
Operating activities	$1,706	$5,641

Investing activities	16,031	(525)

Financing activities	(8,844)	(3,152)
Operating activities. Cash provided by operating activities was $1,706 and $5,641 for fiscal years 2008 and 2007, respectively. Cash from operating activities is net income adjusted for certain non-cash expenses and changes in assets and liabilities.
During fiscal year 2008, operating cash flows resulted primarily from a decrease in accounts receivable, and the positive impact of non-cash charges from depreciation, stock-based compensation and asset impairment. This was partially offset by non-cash charges for deferred taxes, an increase in inventory, and $1,500 in contributions to the Company’s U.S. Pension plan. See Note G. During fiscal year 2007, operating cash flows resulted primarily from a decrease in accounts receivable, and the positive impact of non-cash charges for depreciation and stock-based compensation. This was partially offset by non-cash charges for deferred income taxes, and $2,500 in contributions to the Company’s U.S. pension plan.
Investing activities. Cash provided by investing activities was $16,031 in fiscal year 2008 compared to cash used in investing activities of $525 in fiscal year 2007. Cash flows from investing activities consist primarily of the purchase and sale of investments and purchases of property, plant and equipment. Capital spending was in $3,831 in 2008 versus $4,511 in 2007. We purchased $13,225 of short-term investments in 2008 versus $32,927 last year, while sales of short-term investments generated $33,087 in cash in 2008, compared to $36,913 in 2007. Short-term investments totaled $5,700 at September 30, 2008 as compared to $36,340 at the same time last year. During the course of fiscal year 2008, we converted $14,125 of auction rate securities to cash. Additionally, the decrease in short-term investments in fiscal 2008 was the result of the Company’s strategic initiative in accordance with its investment policy to maintain the safety and liquidity of its cash and investments.
Financing activities. Cash used for financing activities in 2008 was $8,844 versus $3,152 in 2007. During fiscal year 2008, we repurchased $6,163 of our Common Shares compared to $1,550 in 2007. See Note C. Additionally, we repaid $861 in short-term debt during fiscal year 2008 compared to $79 during fiscal year 2007. Short-term debt was $23 at September 30, 2008 and $799 at September 30, 2007.

The Company’s credit agreement, which expires March 31, 2011, is a $10,000 debt facility ($0 outstanding at September 30, 2008) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. We are required to pay a facility fee of 0.125% on the total amount of the commitment. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($23 of short-term debt and $603 for standby letters of credit outstanding at September 30, 2008.)
At September 30, 2008, we had total unused lines of credit with domestic and foreign banks aggregating $14,374 of which $10,000 was long-term and $4,374 was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note E. Under certain provisions of the debt agreements, we are required to comply with various financial ratios and covenants. We were in compliance with all such debt covenants, at September 30, 2008 and during each of the three years then ended.
Our current stock repurchase program expires on February 28, 2009. Under the current program we may repurchase up to an additional 1,212,400 Common Shares. See Note C.
During 2009, we expect to finance capital spending, working capital requirements and the stock repurchase program with cash and short-term investments on hand and cash provided by operations. Capital expenditures in fiscal 2009 are expected to approximate $3,000 to $4,000.
Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations (c)	Total		Less than 1 year	1-3 years		3-5 years		More than 5 years
Short-Term Debt	$23		$23	$—		$—		$—
Operating Lease Obligations	6,372		2,762	2,655		781		174
Payments Under Deferred Compensation Agreements (a)	3,668		1,143	387		197		1,941
Pension Benefit (b)		(b)	—		(b)		(b)		(b)
Non-cancelable Purchase Commitments	264		264	—		—		—
Total Contractual Obligations	$10,327		$4,192	$3,042		$978		$2,115

(a)	Includes amounts due under deferred compensation agreements with current and former employees and a Director. Amounts exclude additional interest and investment gains or losses that will be earned or incurred from September 30, 2008 through the time of payment.

(b)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2008. The Company made a 2008 pension contribution of $1,500 in fiscal 2008, and as such does not have a required contribution due in fiscal 2009. We are not able to reasonably estimate our future required contributions beyond 2008 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

(c)	The Company does not consider its net uncertain tax liabilities of $3,432 to be a contractual obligation as this represents contingent liabilities that may or may not be realized. Furthermore, many of these uncertain tax liabilities, if realized, would result in a decrease to the deferred tax assets rather than a cash payment. Therefore the Company has not reflected the uncertain tax positions in the contractual obligations table.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007. See Note I.
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company does not expect this Statement to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Effective September 30, 2009, the Company will change its measurement date to September 30th and does not expect that the change in measurement date provision of this Statement will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company does not expect this Statement to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161’s disclosure requirements on the Company’s financial statements.
In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141R”). FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.
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
The Company maintains a short-term and long-term investment portfolio consisting of U.S. government backed notes and bonds and corporate notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, in management’s opinion, a 10 percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 12, 2008

Consolidated Statements of Operations
For the years ended September 30, 2008, 2007 and 2006 (In Thousands of Dollars Except for Per Share Data)

	2008	2007	2006

Net sales	$152,468	$143,658	$155,212
Cost of goods sold	62,623	57,724	60,037

Gross profit	89,845	85,934	95,175
Selling, general and administrative expenses	66,413	64,008	63,554
Product development expenses	25,504	25,863	23,671
Severance and related charges	1,377	—	—

Operating (loss) income	(3,449)	(3,937)	7,950
Investment income	1,603	2,307	1,972
Interest expense	(70)	(55)	(9)
Impairment of long-term investments	(2,620)	—	—

(Loss) income before income taxes	(4,536)	(1,685)	9,913
(Benefit) provision for income taxes	(1,943)	(1,336)	1,552

Net (loss) income	$(2,593)	$(349)	$8,361

Basic (loss) earnings per share	$(0.16)	$(0.02)	$0.51

Diluted (loss) earnings per share	$(0.16)	$(0.02)	$0.50

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets
As of September 30, 2008 and 2007 (In Thousands of Dollars Except for Share Data)

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$22,073	$12,888
Short-term investments	5,700	32,340
Refundable income taxes	230	136
Accounts receivable and other, net of allowance for doubtful accounts of $555 and $500 as of September 30, 2008 and 2007, respectively	17,035	19,510
Inventories:
Raw materials	12,325	9,599
Work in process	1,261	984
Finished products	6,237	4,092

Total inventories	19,823	14,675
Deferred income taxes	5,483	3,961
Prepaid expenses	2,079	2,026

Total current assets	72,423	85,536

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	17,240	17,262
Manufacturing, laboratory and office equipment	35,761	33,368

	54,326	51,955
Less-Accumulated depreciation and amortization	41,174	38,256

Total property, plant and equipment, net	13,152	13,699

Deferred income taxes	26,097	23,823
Intangible assets	1,190	1,400
Other assets	25,116	21,948

Total assets	$137,978	$146,406

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$23	$799
Accounts payable	7,325	8,018
Accrued payroll and related expenses	7,073	4,799
Other accrued expenses	6,142	4,753
Income taxes payable	1,174	3,911

Total current liabilities	21,737	22,280

Long-term deferred compensation	2,561	3,924
Deferred income taxes	65	74
Long-term income taxes payable	2,919	—
Other long-term liabilities	7,394	7,104
Commitments and contingencies (See Note K)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding — 14,722,585 and 14,580,978 in 2008 and 2007	184	182
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding — 2,150,502 in 2008 and 2007	27	27
Capital in excess of stated value	38,930	36,436
Retained earnings	80,759	85,676
Accumulated other comprehensive loss	(1,873)	(946)
Common Shares held in treasury, at cost	(14,725)	(8,351)

Total shareholders’ equity	103,302	113,024

Total liabilities and shareholders’ equity	$137,978	$146,406

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2008, 2007 and 2006 (In Thousands of Dollars Except for Per Share Data)

			Capital		Accumulated	Common
		Class B	in excess		other	Shares	Total
	Common	Common	of stated	Retained	comprehensive	held in	shareholders’
	Shares	Shares	value	earnings	income	treasury	equity

Balance September 30, 2005	$179	$27	$30,155	$82,425	$397	$(1,207)	$111,976
Comprehensive Income:
Net income				8,361
Translation adjustment					182
Minimum pension liability adjustment					9
Net unrealized loss on derivative securities					(15)
Net unrealized investment gain					42
Total comprehensive income							8,579
Stock-based compensation			2,240				2,240
Cash dividends:
Common Shares ($.15 per share)				(2,135)			(2,135)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,127				1,128
Common Shares acquired for settlement of deferred Directors’ fees			222			(222)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(5,027)	(5,027)

Balance September 30, 2006	180	27	33,703	88,393	615	(6,415)	116,503

Comprehensive Income:
Net loss				(349)
Translation adjustment					459
Minimum pension liability adjustment					(2)
Net unrealized loss on derivative securities					(126)
Net unrealized investment gain					83
Total comprehensive income							65
Adjustment to initially apply SFAS No. 158, net of taxes of $1,081					(1,975)		(1,975)
Stock-based compensation	1		1,508				1,509
Cash dividends:
Common Shares ($.15 per share)				(2,110)			(2,110)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,011			(172)	840
Common Shares acquired for settlement of deferred Directors’ fees			255			(255)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(1,550)	(1,550)

Balance September 30, 2007	182	27	36,436	85,676	(946)	(8,351)	113,024

Comprehensive Loss:
Net loss				(2,593)
Translation adjustment					85
Pension liability adjustment					(720)
Net unrealized gain on derivative securities					132
Net unrealized investment loss					(424)
Total comprehensive loss							(3,520)
Stock-based compensation			1,832				1,832
Cash dividends:
Common Shares ($.15 per share)				(2,049)			(2,049)
Class B Common Shares ($.12 per share)				(258)			(258)
Adoption of FIN 48				(17)			(17)
Shares issued under stock plans, net of taxes	2		451				453
Common Shares acquired for settlement of deferred Directors’ fees			234			(234)	—
Common Shares reissued in settlement of Director’s fees			(23)			23	—
Repurchase of Common Shares						(6,163)	(6,163)

Balance September 30, 2008	$184	$27	$38,930	$80,759	$(1,873)	$(14,725)	$103,302

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2008, 2007 and 2006 (In Thousands of Dollars)

	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(2,593)	$(349)	$8,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,157	4,380	4,194
Amortization	210	—	—
Deferred income taxes	(3,174)	(4,517)	1,041
Deferred compensation	(76)	519	208
Stock-based compensation	1,832	1,509	2,240
Loss on the disposition/impairment of assets	2,775	181	256
Change in current assets and liabilities:
Refundable income taxes	516	449	(195)
Accounts receivable and other	2,330	8,031	(7,458)
Inventories	(5,210)	107	(1,459)
Prepaid expenses	(90)	91	31
Other current liabilities	1,208	(2,155)	(510)
Other operating activities	(179)	(2,605)	(724)

Net cash provided by operating activities	1,706	5,641	5,985

Cash flows from investing activities:
Capital expenditures	(3,831)	(4,511)	(4,910)
Purchase of investments and other	(13,225)	(32,927)	(35,665)
Proceeds from maturities and sales of investments	33,087	36,913	36,393

Net cash provided by (used in) investing activities	16,031	(525)	(4,182)

Cash flows from financing activities:
Net (repayment) borrowing of short-term debt	(861)	(79)	865
Proceeds from employee stock purchase and option plans	347	487	428
Tax benefit of stock purchase and stock-based compensation arrangements	140	358	266
Repurchase of Common Shares	(6,163)	(1,550)	(5,027)
Cash dividends	(2,307)	(2,368)	(2,393)

Net cash used in financing activities	(8,844)	(3,152)	(5,861)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	292	423	162

Increase (decrease) in cash and cash equivalents	9,185	2,387	(3,896)
Cash and cash equivalents at beginning of period	12,888	10,501	14,397

Cash and cash equivalents at end of period	$22,073	$12,888	$10,501

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$1,945	$1,565	$2,003
Interest	59	50	51
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
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $7,985, $8,066 and $7,983 in 2008, 2007 and 2006, respectively.
Intangible assets
Intangible assets consist of software costs and are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Per the requirements of this Standard, the Company is amortizing the cost over the estimated economic life of the software products, which is estimated to be five years. At each balance sheet date, the unamortized cost of the software is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value is then recognized as an impairment loss. Amortization expense is recorded as “Cost of goods sold” on the Consolidated Statements of Operations and was $210 in 2008.
Product development expenses
Expenditures for product development are charged to expense as incurred.
Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts periodically and all account balances are reviewed for collectibility. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance at beginning of year	$500	$448	$451
Additions	63	48	86
Write-offs, net of recoveries	(6)	(11)	(94)
Foreign exchange revaluation	(2)	15	5

Balance at end of year	$555	$500	$448

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
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $4,157, $4,380 and $4,194 in fiscal 2008, 2007 and 2006, respectively.
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
Impairment of long-lived assets
Long-lived assets are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the assets is greater than the pretax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the pretax present value of future cash flows expected to be provided by the asset. See Note D.
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
The number of Common Shares, Class B Common Shares and Common Shares held in treasury is shown below:

		Class B	Common Shares
	Common Shares	Common Shares	held in treasury

Balance September 30, 2005	14,300,676	2,150,502	(137,418)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(17,563)

Common Shares reissued in settlement of directors’ fees	—	—	8,856

Shares issued under stock plans	109,569	—	—

Repurchase of Common Shares	—	—	(405,500)

Balance at September 30, 2006	14,410,245	2,150,502	(551,625)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(21,542)

Common Shares reissued in settlement of directors’ fees	—	—	1,934

Shares issued under stock plans	170,733	—	—

Repurchase of Common Shares	—	—	(168,815)

Balance at September 30, 2007	14,580,978	2,150,502	(740,048)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(26,162)

Common Shares reissued in settlement of directors’ fees	—	—	1,616

Shares issued under stock plans	141,607	—	—

Repurchase of Common Shares	—	—	(636,600)

Balance at September 30, 2008	14,722,585	2,150,502	(1,401,194)

Accumulated other comprehensive income
The components of accumulated other comprehensive loss at September 30, 2008 and 2007 are as follows:

	2008	2007

Translation adjustment	$1,247	$1,162

Net unrealized gain (loss) on derivative securities	46	(86)

Net unrealized investment loss	(442)	(18)

Benefit plan obligation	(2,724)	(2,004)

Accumulated other comprehensive loss	$(1,873)	$(946)

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. Deferred taxes are measured by applying currently enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated United States and foreign withholding taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2008, 2007 and 2006.
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
Earnings per share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2008	2007	2006

Net (loss) income in thousands	$(2,593)	$(349)	$8,361

Weighted average shares outstanding	15,853,938	16,206,698	16,395,407

Assumed exercise of stock options, weighted average of incremental shares	—	—	170,495

Assumed purchase of stock under stock purchase plan, weighted average	—	—	1,262

Diluted shares — adjusted weighted-average shares and assumed conversions	15,853,938	16,206,698	16,567,164

Basic (loss) earnings per share	$(0.16)	$(0.02)	$0.51

Diluted (loss) earnings per share	$(0.16)	$(0.02)	$0.50

Due to the net loss in fiscal 2008 and 2007, 187,252 and 165,176 shares, respectively, are excluded from the dilutive calculation for the exercise of stock options, the issuance of stock-based awards and purchase of stock under the stock purchase plan.
Stock-based compensation
As of September 30, 2008, the Company had established a number of stock-based incentive programs as discussed in more detail in Note H — Stock Plans. Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and superseded APB No. 25. SFAS No. 123(R) and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, financial statements for years prior to adoption have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior years. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. We have also elected to use the guidance in FASB Staff Position FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” in determining the pool of windfall tax benefits at adoption of SFAS No. 123(R).

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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At September 30, 2008, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
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
Recent accounting pronouncements
In July 2006, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007. See Note I.
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. The Company does not expect this Statement to have a material impact on its consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Effective September 30, 2009, the Company will change its measurement date to September 30th and does not expect that the change in measurement date provision of this Statement will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company does not expect this Statement to have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161’s disclosure requirements on the Company’s financial statements.
In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141R”). FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operations or financial condition.
Note B — Guarantor’s Disclosure Requirements
Guarantee of original lease:
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. In the event the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $162 through July 14, 2009. The Company has not recorded any liability for this item, as it is does not believe that it is probable that the third party will default on the lease payments.
Product warranties:
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, is immaterial for fiscal years 2008, 2007 and 2006.
A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2008 and 2007 is as follows:

	2008	2007

Beginning balance	$722	$992

Accruals for warranties issued during the period	1,345	1,125

Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(178)	(68)

Settlements made (in cash or in kind) during the period	(1,188)	(1,327)

Ending balance	$701	$722

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
Additionally, during fiscal 2007, the Company acquired 17,815 Common Shares in exchange for the exercise of a non-qualified stock option at a price of $9.63 per share.
The following table summarizes the Company’s stock repurchase activity:

	2008	2007

Total number of shares purchased	636,600	168,815

Average price paid per share (including commissions)	$9.68	$10.20

Identity of broker-dealer used to effect the purchases	National Financial	National Financial
	Securities LLC	Securities LLC

Number of shares purchased as part of a publicly announced repurchase program	636,600	151,000

Maximum number of shares that remain to be purchased under the program	1,212,400	1,849,000

At September 30, 2008 and 2007, 1,210,915 and 574,315 Common Shares purchased under the Company’s share repurchase programs remained in treasury, respectively.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 190,279 and 165,733 at September 30, 2008 and 2007, respectively.
Note D — Investments and Notes Receivable

The Company classifies its short-term investments and certain of its long-term investments in fiscal year 2008 as “available-for-sale”, which requires they be recorded at fair market value with the resulting gains and losses included in “Accumulated other comprehensive loss” on the Company’s Consolidated Balance Sheets. There were no realized gains or losses on sales of marketable securities in fiscal years 2008, 2007 or 2006.
Available-for-sale investments at September 30, 2008 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Short Term:
Corporate notes and bonds	$4,700	$—	$—	$4,700
Auction rate securities	1,000	—	—	1,000

Long-term:
Auction rate securities	6,800	—	(680)	6,120

Total available-for-sale investments	$12,500	$—	$(680)	$11,820

The long-term auction rate securities are included in the caption, “Other assets,” on the Company’s Consolidated Balance Sheet at September 30, 2008.
Available-for-sale investments at September 30, 2007 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Short Term:
U.S. government and agency securities	$7,270	$—	$(27)	$7,243
Corporate notes and bonds	3,172	—	—	3,172
Auction rate securities	21,925	—	—	21,925

Total short-term investments	$32,367	$—	$(27)	$32,340

At September 30, 2008 and 2007, the securities, notes and bonds have maturity dates as follows:

	2008	2007

Less than 1 year	$—	$13,743
1 year to 5 years	—	—
5 to 10 years	—	672
10 to 15 years	—	—
Greater than 15 years	11,820	17,925

Total available-for-sale investments	$11,820	$32,340

Our auction rate securities (“ARS”) are private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities began to fail during the second quarter of fiscal year 2008, which caused us to record an unrealized loss through accumulated other comprehensive loss and reclassify the balance to long-term. The $1,000 of ARS that were classified as short-term investments at September 30, 2008 were redeemed the first week of October 2008. Additionally, in early-October 2008, the Company received an offer from Citigroup Global Markets (“Citigroup”), the investment provider for its ARS, to sell at par value the remaining $6,800 of ARS. In October 2008, Citigroup redeemed these ARS and we reversed the unrealized losses that were recorded in accumulated other comprehensive income.
During fiscal year 2007, unrealized losses were largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis, and no impairment relating to short-term investments was considered to be other-than-temporary. The $27 of unrealized losses for U.S. government and agency securities at September 30, 2007 relate to investments with a fair market value of approximately $7,243 that have been in a continuous loss position for more than 12 months.
The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes the following long-term investments carried using the cost method at September 30, 2008 and 2007:

	2008	2007

Non-marketable equity securities	$150	$1,250
Venture capital fund	53	74
Notes receivable, net of reserve of $1,500 and $0 at September 30, 2008 and 2007, respectively	1,797	3,073

	$2,000	$4,397

The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, the Company recorded impairment losses of $2,620, $109 and $153 during fiscal years 2008, 2007 and 2006, respectively on its long-term investments carried at cost.
Notes receivable at September 30, 2008 and 2007 include a note with a principle balance of $2,750 plus accrued interest of $503 at a rate of 8.65% compounded annually. This note, including interest, becomes payable on demand on or after September 21, 2016. The impairment loss recorded in fiscal year 2008 included $1,500 representing a valuation allowance against this note receivable. The valuation allowance was established as the Company believes that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Long-term notes receivable at September 30, 2008 and 2007 also include $44 and $85, respectively, in principle plus interest at a rate of 8.25% per annum. This note plus interest is payable through August 31, 2010.
Note E — Financing Arrangements
On March 27, 2008, the Company extended the term of its credit agreement, as amended, to March 31, 2011 from March 31, 2010. The agreement is a $10,000 debt facility ($0 outstanding at September 30, 2008) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The three-month LIBOR interest rate was 4.1% and 5.2% at September 30, 2008 and 2007, respectively. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. There were no borrowings under this facility during 2008, 2007 and 2006. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($23 of short-term debt and $603 for standby letters of credit outstanding at September 30, 2008, and $799 of short-term debt and $483 for standby letters of credit outstanding at September 30, 2007). The weighted average interest rate on short-term borrowings was 5.6% and 3.4% at September 30, 2008 and 2007, respectively. The Company had total unused lines of credit with domestic and foreign banks aggregating $14,374 of which $10,000 was long-term and $4,374 was a combination of long-term and short-term depending upon the nature of the indebtedness at September 30, 2008.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. The Company was in compliance with all such debt covenants, as amended, during each of the three years ended and at September 30, 2008.
Note F — Foreign Currency
The functional currency for the Company’s foreign subsidiaries is the applicable local currency. Income and expenses are translated into U.S. dollars at average exchange rates for the period. Assets and liabilities are translated at the rates in effect at the end of the period. Translation gains and losses are recognized in the “Accumulated other comprehensive loss” component of the Company’s Consolidated Balance Sheets.
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains (losses) from such foreign exchange transactions of $61, $290 and ($54) for 2008, 2007 and 2006, respectively.
At September 30, 2008, the Company had obligations under foreign exchange forward contracts to sell 2,250,000 Euros, 270,000 British pounds and 235,000,000 Yen at various dates through December 2008. In accordance with the provisions of SFAS 133 (as amended), the foreign exchange forward contracts are recorded on the Company’s Consolidated Balance Sheets. At September 30, 2008 and 2007, the fair market value of the contracts represented an asset (liability) to the Company of $201 and ($229), respectively.
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
Adoption of SFAS No. 158
SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R),” requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in the funded status in the year in which the changes occur through comprehensive income.
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

The following table sets forth the funded status of the Company’s significant benefit plans at September 30, 2008 and 2007:

	United States Plan		German Plan
	2008	2007	2008	2007

Change in projected benefit obligations:
Benefit obligation at beginning of year	$37,567	$33,800	$7,306	$7,135
Service cost	1,677	1,420	231	250
Interest cost	2,356	2,203	417	344
Actuarial (gain) loss	(3,804)	1,271	(263)	(1,092)
Benefits paid	(1,202)	(1,127)	(203)	(193)
Foreign currency exchange rate changes	—	—	(104)	862

Benefit obligation at year end	$36,594	$37,567	$7,384	$7,306

Accumulated benefit obligation at year end	$33,128	$33,571	$6,802	$6,770

Change in plan assets:
Fair value of plan assets at beginning of year	$45,177	$37,883	$1,439	$1,219
Actual return on pension assets	(1,926)	5,921	42	26
Employer contributions	2,500	2,500	19	24
Participants contributions	—	—	50	48
Benefits paid	(1,202)	(1,127)	(34)	(32)
Foreign currency exchange rate changes	—	—	(23)	154

Fair value of plan assets at end of year	44,549	45,177	1,493	1,439

Funded status — over (under) funded	7,955	7,610	(5,891)	(5,867)
Contributions after measurement date	—	1,000	—	—

Prepaid pension assets (pension liability) recognized	$7,955	$8,610	$(5,891)	$(5,867)

The Company has purchased indirect insurance of $6,087 which is expected to be available to the Company as German pension liabilities of $5,891 mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $6,087 and $5,827 at September 30, 2008 and 2007, respectively, for this asset. In accordance with generally accepted accounting principles this Company asset is not included in the German plan assets.
The amounts recognized in the Consolidated Balance Sheets shown above for the United States Plan are included in the caption “Other assets.” The amounts shown for the German Plan are included in the caption “Other long-term liabilities.”
Amounts recognized in accumulated other comprehensive (loss) income, net of tax, at September 30, 2008 and 2007 are as follows:

	2008	2007

United States Plan	$(3,194)	$(2,289)
German Plan	314	121
Other	179	193

Total	$(2,701)	$(1,975)

Estimated prior service benefits of $94 for the United States Plan and $5 for the German will be amortized from accumulated other comprehensive loss into net period benefit cost in 2009.
A summary of the components of net periodic pension cost based on a measurement date of June 30 for the United States plan and the German plan is shown below:

	United States Plan		German Plan
	2008	2007	2008	2007

Service cost-benefits earned during the year	$1,677	$1,420	$231	$250
Interest cost on projected benefit obligation	2,356	2,203	417	344
Expected return on plan assets	(3,533)	(3,129)	(77)	(67)
Amortization of transition asset	—	—	23	23
Amortization of prior service cost	179	179	6	5
Amortization of net loss	83	65	—	3

Net periodic pension cost	$762	$738	$600	$558

The United States pension plan has experienced adverse asset returns from the June 30, 2008 measurement date through the end of the fiscal year. If pension plan returns on assets continue at the September 30, 2008 level, the Company would experience a non-cash impact to its Consolidated Balance Sheet and shareholders’ equity at the end of the next fiscal year as well as increased pension expense for fiscal 2010.
As of the measurement date, the asset allocation for the United States plan by category was as follows:

	June 30,
	2008	2007

Equity securities	64%	65%
Fixed income	14	11
Market neutral hedge fund	18	17
Cash equivalent (money market fund)	2	5
Real estate	2	2

	100%	100%

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
The significant actuarial assumptions used to determine benefit obligations at September 30, 2008 and 2007 were as follows:

	2008	2007

United States Pension Plan:
Discount rate	7.0%	6.375%
Rate of increase in compensation levels	4.0%	4.0%

German Pension Plan:
Discount rate	6.25%	5.5%
Rate of increase in compensation levels	2.5%	2.5%
The significant actuarial assumptions used to determine net pension expense for fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006

United States Pension Plan:
Discount rate	6.375%	6.625%	5.375%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	4.0%	4.0%	3.5%

German Pension Plan:
Discount rate	5.5%	4.5%	4.25%
Expected long-term rate of return on plan assets	5.0%	5.0%	5.0%
Rate of increase in compensation levels	2.5%	3.0%	3.0%
In determining its expected long-term rate-of-return-on-assets assumption for the fiscal year ending September 30, 2008, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.
Expected future benefit payments for both the United States and the German plans are as follows:

	United States Plan	German Plan

2009	$1,312	$233
2010	$1,354	$291
2011	$1,451	$315
2012	$1,649	$342
2013	$1,785	$364
2014 – 2018	$11,552	$2,417
The Company expects to contribute approximately $1,500 to $2,500 to its pension plans in fiscal year 2009.

In addition to the defined benefit pension plans, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. It has been the Company’s practice to match a minimum of 25 percent of the first six percent of a participants’ contribution, and may match up to 50 percent of the first six percent of a participants contribution depending upon the Company’s financial performance, as part of its profit sharing program. Expense for the 401(k) plan amounted to $498, $555 and $724 in 2008, 2007 and 2006, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. There was no expense related to the additional profit sharing program recorded in 2008, 2007 or 2006.
Note H — Stock Plans
As of September 30, 2008, the Company had one active equity compensation plan, the Keithley Instruments, Inc. 2002 Stock Incentive Plan, as amended December 28, 2006 (the “2002 Stock Plan”). Under the terms of this plan, 3,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. This plan will expire on February 16, 2012. The Company also has nonqualified stock options outstanding under two other plans, however, awards can no longer be granted from these plans. All options outstanding at the time of termination of all three plans shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. The 2002 Stock Plan also provides for restricted stock awards and stock appreciation rights. At September 30, 2008, 672,363 shares were registered and available for the granting of equity-based awards to directors, officers and other key employees.
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight line basis over the requisite service period of the respective grants. During fiscal years 2008, 2007 and 2006, the Company recorded stock-based compensation expense as follows:

	2008	2007	2006

Cost of goods sold	$152	$91	$104
Selling, general and administrative expenses	1,412	1,211	1,868
Product development expenses	268	207	268

Stock-based compensation included in operating expenses	1,832	1,509	2,240
Estimated tax impact of stock-based compensation	598	497	745

Stock-based compensation expense, net of tax	$1,234	$1,012	1,495

Stock-based compensation expense per share, net of tax	$0.08	$0.06	$0.09

At September 30, 2008 and 2007, the total estimated unrecognized compensation cost related to nonvested stock-based compensation was $2,380 and $3,177, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years and 2.2 years, respectively. The excess tax benefit recognized during fiscal year 2008, 2007 and 2006 was approximately $140, $358 and $266, respectively.
Stock Option Activity
A summary of the Company’s stock option programs is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value

Outstanding at September 30, 2005	3,342,346	$20.03
Options granted at fair market value	165,651	15.05
Options exercised	(59,366)	5.46		$540
Options forfeited	(1,500)	13.76
Options expired	(124,150)	17.85

Outstanding at September 30, 2006	3,322,981	20.12
Options granted at fair market value	106,025	13.91
Options exercised	(122,376)	4.70		$1,045
Options forfeited	—	—
Options expired	(65,050)	29.70

Outstanding at September 30, 2007	3,241,580	20.31
Options granted at fair market value	146,125	9.13
Options exercised	(74,874)	3.57		$459
Options forfeited	(32,400)	13.14
Options expired	(253,300)	24.58

Outstanding at September 30, 2008	3,027,131	$19.90	4.43	$276

Vested and expected to vest at September 30, 2008	2,724,069	$20.78	4.00	$276

Exercisable at September 30, 2008	2,724,069	$20.78	4.00	$276

The options outstanding at September 30, 2008 have been segregated into ranges for additional disclosure as follows:

	Outstanding			Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$ 3.78 – $9.12	201,755	6.45	$7.52	64,130	$4.07
$10.35 – $16.12	1,242,426	4.96	$14.73	1,076,989	$14.78
$16.23 – $32.28	1,155,250	4.45	$18.75	1,155,250	$18.75
$36.85 – $65.63	426,200	1.93	$48.84	426,200	$43.84
$66.75	1,500	1.96	$66.75	1,500	$66.75

	3,027,131	4.43	$19.90	2,724,069	$20.78

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally vest fifty percent after two years, and an additional twenty five percent after each of years three and four.
The weighted-average fair values at date of grant for options granted during fiscal years 2008, 2007 and 2006 were $3.01, $5.41, and $5.93, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Expected life (years)	4.75	4.75	4.5
Risk-free interest rate	3.84%	4.785%	4.3%
Volatility	38%	42%	45%
Dividend yield	1.6%	1.1%	1.0%
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
Performance Award Units
Beginning in fiscal 2006, the Company began granting performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award periods for performance award units granted in fiscal years 2008 and 2007 will end on September 30, 2010 and 2009, respectively. The award granted in fiscal year 2006 vested on September 30, 2008 and Common Shares were issued on November 7, 2008. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 may be adjusted in 25 percent increments, while those issued in 2006 could be adjusted in 50 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. The awards that vested on September 30, 2008 were issued at 50 percent of target in November 2008. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. In the quarter ending September 30, 2008, based on the Company’s performance under the plan, we recorded a favorable adjustment of approximately $512 for the awards granted during fiscal year 2007, as we currently expect they will settle at 50 percent of target. Similarly, in the quarter ending September 30, 2007, we recorded a favorable adjustment of approximately $781 for the awards granted during fiscal 2006, as we expected they would settle at 50 percent of target. Expense for the awards granted during fiscal 2008 is being accrued at target. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period.

Following is a summary of activity related to performance awards based on the number of units expected to vest:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted	164,025	$15.05
Awards forfeited	(2,400)	15.05

Outstanding at September 30, 2006	161,625	15.05
Awards granted	142,800	13.95
Awards forfeited	(4,375)	14.62
Adjustment of 2006 awards	(79,525)	15.05

Outstanding at September 30, 2007	220,525	14.34
Awards granted	173,225	9.13
Awards forfeited	(35,813)	10.85
Adjustment of 2007 awards	(61,275)	13.94

Outstanding at September 30, 2008 (1)	296,662	$11.55

(1)	Included in the awards outstanding at September 30, 2008 are 71,487 units for the 2006-2008 Plan awards that were vested, but were not issued. These awards were issued on November 6, 2008 when the Company’s previous closing stock price was $3.62 per share.
Restricted Award Units
Beginning in fiscal 2006, the Company began granting restricted award units to key employees. The restricted award unit agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. The awards generally will vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. They were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period.
Following is a summary of activity related to restricted awards:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2005	—	—
Awards granted Awards granted	16,775	$14.91
Awards forfeited	(850)	15.05

Outstanding at September 30, 2006	15,925	14.90
Awards granted	25,250	13.59
Awards vested	(650)	15.05
Awards forfeited	(2,425)	14.57

Outstanding at September 30, 2007	38,100	13.96
Awards granted	21,725	9.17
Awards vested	(5,425)	12.36
Awards forfeited	(1,800)	13.03

Outstanding at September 30, 2008	52,600	$12.25

The total fair value of shares vested during fiscal year 2008 was $67.
Directors Equity Plans
The Company’s non-employee Directors receive an annual Common Share grant equal to $58. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During fiscal years 2008, 2007 and 2006, we recorded expense of $522, $522 and $507 for the issuance of 52,524, 41,031 and 35,695 shares, respectively, pursuant to this program based upon the fair market value of the shares at the date of grant. The Board of Directors also may issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her election. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share. We recorded expense of $25, $25 and $16 for this grant in fiscal years 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan
The Company’s current employee stock purchase plan is the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, as amended, the “2005 Plan.” The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a small discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. A mid-year enrollment option is also available for new employees. For each plan year, the purchase price will be equal to 95 percent of the market price at the end of the subscription period. The provisions contained in the 2005 Plan eliminate the measurement of compensation expense required by SFAS No. 123(R). The 2005 Plan subscription period begins on July 1 and ends on June 30. In July 2008, 2007 and 2006, 8,785, 6,676 and 9,410 shares were purchased by employees under this plan at a price of $9.03, $11.92 and $12.09 per share, respectively. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which 475,129 remain available for purchase at September 30, 2008.
Note I — Income Taxes
Income before income taxes, based on geographic location of the operation to which such earnings are attributable, is provided below. Because the Company has elected to treat certain foreign subsidiaries as branches for United States income tax purposes, pretax (loss) income attributable to the U.S. shown below may differ from the pretax (loss) income reported on the Company’s annual U.S. Federal income tax return.

	2008		2007	2006

United States		$(8,204)	$(6,216)	$8,705
Non - U.S.		3,668	4,531	1,208

	$	(4,536)	$(1,685)	$9,913

The (benefit) provision for income taxes is as follows:

	2008	2007	2006

Current:
Federal	$160	$633	$(109)
Non - U.S.	985	2,503	617
State and local	86	45	3

Total current	1,231	3,181	511

Deferred:
Federal, state & local	(3,208)	(4,034)	962
Non - U.S.	34	(483)	79

Total deferred	(3,174)	(4,517)	1,041

Total (benefit) provision	$(1,943)	$(1,336)	$1,552

The following is a reconciliation between the provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 34% to (loss) income before taxes:

	2008	2007	2006

Federal (benefit) income tax at statutory rate	$(1,542)	$(573)	$3,370
State and local income taxes	(199)	29	612
Extraterritorial Income Exclusion	—	(306)	(547)
Research Tax Credit	(243)	(880)	(201)
Tax on non-U.S. income	900	3,265	265
Foreign tax credit carryforwards	(545)	(2,242)	(400)
Valuation allowance	0	15	(1,281)
Adjustment for prior years’ taxes	(316)	(752)	(315)
Other	2	108	49

Effective (benefit) provision for income taxes	$(1,943)	$(1,336)	$1,552

Effective(benefit) income tax rate	(42.8)%	(79.3)%	15.7%

The research tax credit expired effective December 31, 2007, therefore the 2008 benefit only includes the credit through December 31, 2007. On October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (“The Act”). The Act included a provision to retroactively extend the research tax credit from January 1, 2008 through December 31, 2009. Because The Act was signed after September 30, 2008, an approximate $730 research tax credit for the period January 1, 2008 through September 30, 2008 will be reflected as a discrete item in the first quarter of the fiscal year ending September 30, 2009.
The “Adjustment for prior years’ taxes” in 2007 includes a tax benefit of approximately $882 associated with the retroactive application of the research tax credit from January 1, 2006 through September 30, 2006. This was not recorded during the fiscal year ended September 30, 2006 as the research tax credit had expired effective December 31, 2005. The research tax credit was retroactively extended on December 8, 2006.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

Deferred tax assets:	2008	2007

Stock options	$1,161	$1,253
Capitalized research and development	14,463	12,470
Inventory	1,919	1,516
Deferred compensation	1,444	1,467
Tax credit carryforward	8,387	9,503
Depreciation	1,418	1,201
Warranty	205	213
Medical	134	122
State and local taxes	1,208	976
Foreign net operating losses	873	933
Impaired assets	1,148	—
Other	2,928	1,987

Total deferred tax assets	35,288	31,641

Deferred tax liabilities:

Pension	2,641	2,709
Other	74	42

Total deferred tax liabilities	2,715	2,751

Valuation allowance	(1,058)	(1,180)

Net deferred tax assets	$31,515	$27,710

The Company had a valuation allowance against certain deferred tax assets and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, the tax rate and therefore the Company’s earnings could be adversely affected as a result of recording a valuation allowance against deferred tax assets.
The valuation allowance relates to net operating losses which may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance at beginning of year	$1,180	$1,141	$3,000
Charged to costs and expenses	415	213	561
Charged to other accounts	(74)	—	—
Deductions	(463)	(174)	(2,420)

Balance at end of year	$1,058	$1,180	$1,141

The valuation allowance against the foreign tax credits was released during 2006 due to the utilization of credits and the Company’s increased capacity to utilize credits prior to the expiration period. During 2008 and 2007, respectively, the Company utilized $463 and $174, respectively, of foreign losses that previously have a valuation allowance recorded. As a result of the implementation of FIN 48, the Company recorded $73 of deferred tax assets with a full valuation allowance.
At September 30, 2008, the Company had tax credit carryforwards as follows:

		Year Expiration Commences

Alternative minimum tax credit	$1,896	indefinite
Foreign tax credit	1,959	2012-2017
R&D credit	4,529	2009-2023
Foreign net operating losses	873	2010-indefinite
Pursuant to FAS 123(R), the Company does not record the tax benefits of stock-based compensation in excess of the book deductions until these benefits are realized using the tax law ordering rules. The Company recorded credits of $140, $358, and $646 to additional paid-in-capital during the years ended September 30, 2008, 2007 and 2006, respectively, in connection with these excess tax benefit.
The calculation of the Company’s provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized, unless it is more likely than not that the Company’s position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on the Company’s estimate of whether additional taxes will be due.

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized an increased accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17.
As of October 1, 2007, the Company had gross unrecognized tax benefits of $6,440. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $2,815. As of September 30, 2008, the Company had approximately $5,389 of total gross unrecognized tax benefits. The total amount of unrecognized tax benefits, if recognized, that would benefit the tax rate was approximately $3,432. The Company anticipates a decrease in its unrecognized tax positions of approximately $250 to $350 over the next 12 months. The anticipated decrease is primarily due to the expiration of statutes of limitations in various jurisdictions. The nature of the soon to be expiring tax positions includes the allocation of income and certain deductions between jurisdictions.
The following table reconciles the Company’s gross unrecognized tax benefits for the year ended September 30, 2008.

Balance at October 1, 2007	$6,440
Tax positions related to the current year:
Additions	679
Tax positions related to prior years:
Additions	2,055
Subtractions	(2,319)
Settlements with tax authorities	(474)
Lapses in statutes of limitation	(992)

Balance at September 30, 2008	$5,389

The Company records interest and penalties related to uncertain tax position as income tax expense. On September 30, 2008, the Company had accrued approximately $1,434 of interest and penalties. During the year ended September 30, 2008, the Company settled audits by the Internal Revenue Service for the tax year ended September 30, 2004 and Germany for the tax years ended September 30, 1999 through September 30, 2004. The Company is no longer subject to examination in either the U.S. or Germany for periods prior to this. The Company has not been notified of any other significant audits; however it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2004 to present as well as various foreign jurisdiction with varying statutes.
Note J — Severance Charges
During fiscal year 2008, the Company recorded $1,377 pretax, or $0.06 per share after taxes, for severance and related charges resulting from a global reduction in force of 25 individuals. The majority of the individuals were in sales or sales support functions. The Company took this action in late-September due to the continued weakness in semiconductor capital spending, as well as a general weakness in the overall global economy. The majority of the charge relates to amounts incurred in connection with one-time termination benefits, and is expected to be paid during fiscal year 2009.
At September 30, 2008, $1,252 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the Consolidated Balance Sheet. A reconciliation of the charges and the aggregated accrued balance for fiscal year 2008 is as follows:

Beginning Balance	$—
Expense recognized	1,377
Payments made	(116)
Foreign currency translation effect	(9)

Ending Balance	$1,252

Note K — Commitments and Contingencies
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $128 in 2008, $116 in 2007 and $146 in 2006) was $3,161, $3,079 and $2,716 for 2008, 2007 and 2006, respectively. Future minimum lease payments under operating leases are:

2009	$2,762
2010	1,497
2011	1,158
2012	498
2013	283
After 2013	174

Total minimum operating lease payments	$6,372

As previously disclosed, in August 2006 the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.

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
On August 9, 2006 and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated and on November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006 and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
The four suits have been consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint was the operative complaint in the action. The Consolidated Complaint alleges that various Company officers and/or directors manipulated the dates on which stock options were granted by the Company so as to maximize the value of the stock options. The suits allege numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Exchange Act, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
The Company and other defendants filed a motion to dismiss the Consolidated Complaint. After extensive briefing and oral argument, in March 2008, the Court granted the defendants’ motion to dismiss in its entirety. The Court granted plaintiffs leave to amend the Consolidated Complaint within 30 days of the Court’s Order. In April 2008, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint does not include the claims under the Securities Exchange Act of 1934 contained in the Consolidated Complaint. The Second Amended Complaint alleges state law claims for unjust enrichment, fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion.
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
Note L — Segment and Geographic Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	2008	2007	2006

Net sales:

United States	$37,115	$37,275	$46,489
Other Americas	3,174	2,785	4,982
Germany	20,815	18,238	19,791
Other Europe	31,177	29,416	30,387
Japan	16,574	16,688	16,691
Other Asia	43,613	39,256	36,872

	$152,468	$143,658	$155,212

Long-lived assets:

United States	$31,688	$29,557	$30,246
Germany	6,700	6,369	5,406
Other	1,070	1,121	921

	$39,458	$37,047	$36,573

Other Asia net sales include $18,679 and $16,084 to China for fiscal year 2008 and 2007, respectively. Net sales to China were not material for fiscal year 2006.
Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2008 and 2007.

	First	Second	Third	Fourth

Fiscal 2008

Net sales	$38,438	$39,938	$40,955	$33,137
Gross profit	22,704	24,275	23,764	19,102
Income (loss) before income taxes	988	1,397	(125)	(6,796)
Net income (loss)	889	1,185	(39)	(4,628)
Diluted earnings (loss) per share	.05	.07	(.00)	(.29)

Fiscal 2007

Net sales	$41,026	$32,930	$33,446	$36,256
Gross profit	24,914	19,640	19,387	21,993
Income (loss) before income taxes	3,085	(2,639)	(2,446)	315
Net income (loss)	3,075	(2,073)	(459)	(892)
Diluted earnings (loss) per share	.19	(.13)	(.03)	(.05)

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has issued an attestation report on internal control over financial reporting, which appears under Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Chief Executive and Chief Financial Officer Certifications
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31(a) and 31(b) to this report. Additionally, in March 2008, our Chief Executive Officer filed with the NYSE the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that our Chief Executive Officer was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, its audit committee, code of ethics, procedures by which shareholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.
Certain information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
See the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will be included under “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
Information concerning securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information as of September 30, 2008” in Item 5 of Part II of this Annual Report and is incorporated herein by this reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning director independence will be included under “Corporate Governance” in the Company’s Proxy Statement to be used in conjunction with the 2009 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the caption “Audit Fees” in the Company’s Proxy Statement to be used in conjunction with the February 7, 2009 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

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
(a)(3) Index to Exhibits

Exhibit
Number	Description
3.1	Code of Regulations, as amended on February 9, 2008. (Reference is made to Exhibit 3(a) of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3.2	Amended Articles of Incorporation, as amended on February 17, 2001. (Reference is made to Exhibit 3(c) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

4.1	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.1*	Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.2*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.3*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.4*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.5*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.6	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10.7	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.8	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.9	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.10	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated March 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.11	Fifth Amendment to Credit Agreement, dated September 27, 2006. (Reference is made to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.12*	1996 Outside Directors Deferred Stock Plan. (Reference is made to Exhibit 10(x) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.13*	1997 Directors’ Stock Option Plan, adopted in February 1997. (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.14*	Form of Indemnification Agreement entered into by the Company and each of Brian R. Bachman, James T. Bartlett, James B. Griswold, Leon J. Hendrix, Jr., William Hudson, Joseph P. Keithley, Dr. N. Mohan Reddy, Barbara Scherer and R. Elton White, as members of the Company’s Board of Directors On December 2, 2004. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.15*	Form of Indemnification Agreement entered into by the Company and each of Philip R. Etsler, Mark J. Plush and Linda C. Rae, as executive officers of the Company, on December 2, 2004. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.16*	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors on May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

Exhibit
Number	Description
10.17*	Form of Indemnification Agreement entered into by the Company and Thomas A. Saponas, as a member of the Company’s Board of Directors, on May 11, 2007. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

10.18*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan. (Reference is made to Appendix B of the Company’s Definitive Proxy Statement dated December 29, 2005 (File No. 1-9965), which is incorporated herein by reference.)

10.19*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.20*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.21*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.22*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (as amended December 28, 2006). (Reference is made to Exhibit 10v of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.23*	Keithley Instruments, Inc. Annual Incentive Compensation Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 1, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.24*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan (as amended August 2007). (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.25*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(aa) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.26*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(bb) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.27*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(cc) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.28*	Keithley Instruments, Inc. Deferred Compensation Plan, including Amendment No. 1. (Reference is made to Exhibit 10(dd) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.29*	Fourth Amendment to Keithley Instruments, Inc. Supplemental Deferral Plan as amended. (Reference is made to Exhibit 10(ee) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.30*	Keithley Instruments, Inc. 2009 Annual Incentive Compensation Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

14.1	Code of Ethics. (Reference is made to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
ITEM 15(b) EXHIBITS
See “Index to Exhibits” at Item 15(a)(3) above.
ITEM 15(c) FINANCIAL STATEMENT SCHEDULES
Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Keithley Instruments, Inc.
(Registrant)

By:	/s/ Joseph P. Keithley

Joseph P. Keithley, (Chairman, President and Chief Executive Officer)

Date:	December 15, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley	Chairman of the Board of Directors, President and	12/15/08
Joseph P. Keithley	Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Plush	Vice President and Chief Financial Officer	12/15/08
Mark J. Plush	(Principal Financial and Accounting Officer)

/s/ Brian R. Bachman Brian R. Bachman	Director	12/15/08

/s/ James T. Bartlett James T. Bartlett	Director	12/15/08

/s/ James B. Griswold James B. Griswold	Director	12/15/08

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/15/08

/s/ Brian J. Jackman Brian J. Jackman	Director	12/15/08

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/15/08

/s/ Thomas A. Saponas Thomas A. Saponas	Director	12/15/08

/s/ Barbara V. Scherer Barbara V. Scherer	Director	12/15/08

/s/ R. Elton White R. Elton White	Director	12/15/08