Form 10-Q
period 2008-12-31
KEITHLEY INSTRUMENTS INC
filed 2009-02-09
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
YES ☐ NO ☑
As of February 3, 2009 there were outstanding 13,452,469 Common Shares (net of shares repurchased and held in treasury), without par value; and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarter Report on Form 10-Q that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-Q include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets Keithley sells into, conditions of the electronics industry and the economy in general, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed in our Securities and Exchange Commissions reports, including but not limited to our Form 10-K for the fiscal year ended September 30, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	December 31, 2008,	September 30, 2008,
Assets
Current assets:
Cash and cash equivalents	$29,160	$22,073
Short-term investments	—	5,700
Accounts receivable and other, net	14,755	17,265
Inventories:
Raw materials	11,290	12,325
Work in process	1,141	1,261
Finished products	5,614	6,237

Total inventories	18,045	19,823
Deferred income taxes	771	5,483
Prepaid expenses	2,471	2,079

Total current assets	65,202	72,423

Property, plant and equipment, at cost	55,375	54,326
Less-Accumulated depreciation	42,054	41,174

Property, plant and equipment, net	13,321	13,152

Deferred income taxes	861	26,097
Intangible assets	1,120	1,190
Other assets	18,776	25,116

Total assets	$99,280	$137,978

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$559	$23
Accounts payable	5,240	7,325
Accrued payroll and related expenses	4,530	7,073
Other accrued expenses	6,114	6,142
Income taxes payable	813	1,174

Total current liabilities	17,256	21,737

Long-term deferred compensation	2,088	2,561
Deferred income taxes	72	65
Long-term income taxes payable	2,823	2,919
Other long-term liabilities	7,495	7,394
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized - 80,000,000; issued and outstanding - 14,830,117 at December 31, 2008 and 14,722,585 at September 30, 2008	185	184
Class B Common Shares, stated value $.0125:
Authorized - 9,000,000; issued and outstanding - 2,150,502 at December 31, 2008 and September 30, 2008	27	27
Capital in excess of stated value	38,519	38,930
Retained earnings	47,831	80,759
Accumulated other comprehensive loss	(1,444)	(1,873)
Common shares held in treasury, at cost	(15,572)	(14,725)

Total shareholders’ equity	69,546	103,302

Total liabilities and shareholders’ equity	$99,280	$137,978

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2008	2007

Net sales	$31,070	$38,438

Cost of goods sold	13,295	15,734

Gross profit	17,775	22,704

Selling, general and administrative expenses	14,015	16,061

Product development expenses	6,053	6,163

Adjustments to severance and related charges	(3)	—

Operating (loss) income	(2,290)	480

Investment income	175	528

Interest expense	(20)	(20)

(Loss) income before income taxes	(2,135)	988

Provision for income taxes	30,224	99

Net (loss) income	$(32,359)	$889

Basic (loss) earnings per share	$(2.07)	$0.06

Diluted (loss) earnings per share	$(2.07)	$0.05

Cash dividends per Common Share	$.0375	$.0375

Cash dividends per Class B Common Share	$.0300	$.0300

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(32,359)	$889
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	911	977
Non-cash stock compensation (income) expense	(471)	646
Deferred income taxes	30,137	(103)
Other non-cash items	(20)	27
Changes in working capital	(1,348)	(4,485)
Other operating activities	(495)	124

Net cash used in operating activities	(3,645)	(1,925)

Cash flows from investing activities:
Capital expenditures	(1,076)	(1,195)
Purchase of investments and other	—	(8,796)
Proceeds from maturities and sales of investments	12,500	13,135

Net cash provided by investing activities	11,424	3,144

Cash flows from financing activities:
Net borrowing (payment) of short-term debt	536	(379)
Proceeds from employee stock option plans	—	36
Cash dividends	(569)	(584)
Repurchase of Common Shares	(787)	(2,365)
Other	—	9

Net cash used in financing activities	(820)	(3,283)

Effect of exchange rate changes on cash	128	146

Increase (decrease) in cash and cash equivalents	7,087	(1,918)
Cash and cash equivalents at beginning of period	22,073	12,888

Cash and cash equivalents at end of period	$29,160	$10,970

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at December 31, 2008 and 2007, and for the three month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three month periods ended December 31, 2008 and 2007 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2008, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008 (the “2008 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2008 Form 10-K.
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
C. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.

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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 as of our second quarter of fiscal year 2009, and does not expect the adoption to have a material impact on our consolidated financial statements.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months
	Ended December 31,
	2008	2007
Net (loss) income	$(32,359)	$889

Weighted averages shares outstanding	15,607,397	16,057,088
Dilutive effect of stock awards	—	162,896
Assumed purchase of stock under stock purchase plan	—	868

Weighted average shares used for dilutive earnings per share	15,607,397	16,220,852

Basic (loss) earnings per share	$(2.07)	$0.06
Diluted (loss) earnings per share	$(2.07)	$0.05
Due to the net loss for the three months ended December 31, 2008, 14,183 shares were excluded from the dilutive calculation related to stock awards and the stock purchase plan.

E. Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 plan”). The approval of 2009 plan will be put before the Company’s shareholders at its annual meeting to be held on February 7, 2009. Until the 2009 plan is approved by shareholders, no awards will be granted from it. The Company has three other equity-based compensation plans that have options currently outstanding. Stock-based compensation awards can be granted to employees and Directors in one of the plans, while the other two plans have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123(R) — Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first quarter of fiscal year 2009 or 2008.
Compensation costs recorded

Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the period ended December 31, 2008 represents net compensation income, and includes a favorable adjustment of approximately $700 for performance award units granted in fiscal years 2007 and 2008, which we currently expect to settle at zero percent and 50 percent of target, respectively. The table below summarizes stock-based compensation (income) expense recorded under SFAS No. 123(R) for the three months ended December 31, 2008 and 2007, which was allocated as follows:

	2008	2007
Cost of goods sold	$(75)	$49
Selling, general and administrative expenses	(248)	503
Product development expenses	(148)	94

Stock-based compensation included in operating expenses	(471)	646
Estimated tax impact of stock-based compensation	—	210

Stock-based compensation (income) expense	$(471)	$436

Due to the current net operating loss position in the United States, there was no tax impact on stock-based compensation in the 2009 fiscal year period. The excess tax benefits recognized during the first quarter of fiscal year 2009 and 2008 were $0 and $9, respectively.
As of December 31, 2008, there was $1,252 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Stock option activity

No stock options were granted during the first quarter of fiscal year 2009. During the first quarter of fiscal year 2008, the Company granted non-qualified stock options to purchase 145,125 shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. The options have an exercise price equal to the $9.12 market value of the shares on the grant date.
The weighted-average fair value for options granted during the first quarter of fiscal year 2008 was $3.00, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during this period:

Expected life (years)	4.75
Risk-free interest rate	3.84%
Volatility	38%
Dividend yield	1.64%

Performance award units
No performance award units were granted during the first quarter of fiscal year 2009. During the first quarter of fiscal year 2008, the Company granted 170,975 performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal 2008 will end on September 30, 2010. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award, and may be adjusted in 25 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon completion of the performance period. The awards granted in fiscal year 2008 are being expensed at 50 percent of target level, which represents a change during the quarter from 100 percent of target at September 30, 2008. The performance criteria related to the awards granted during fiscal year 2007 are not expected to be met and none of these awards are expected to vest, therefore all previously recorded expense for these awards was reversed during the first quarter of fiscal year 2009.
The awards that vested on September 30, 2008, were issued to recipients on November 6, 2008 when the fair value of a Common Share of the Company’s was $3.62. These awards totaled 71,487 shares representing 50 percent of the targeted number of shares that were initially granted rounded to the next highest whole share.
Restricted award units
No restricted award units were granted during the first quarter of fiscal year 2009. During the first quarter of fiscal year 2008, the Company granted 19,825 restricted award units with a fair market value per unit on the grant date of $9.12. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
Each non-employee Director receives an annual grant of Common Shares equal to $58. The Common Shares are issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first quarter of fiscal year 2008, 36,045 shares were issued to non-employee Directors with a fair market value of $3.62 on the date of issuance. During the first quarter of fiscal year 2008, 14,013 shares were issued to non-employee Directors with a fair market value of $9.31 on the date of issuance.
As a result of the Company’s recent low stock price, in December 2008, the Company’s Compensation and Human Resources Committee of the Board of Directors determined that it should limit the number of Common Shares to be issued to each non-employee Director with respect to his or her annual Common Share grant to 3,000 shares per quarter. This will limit the dilution to shareholders and will have the effect of lowering the non-employee Directors total compensation if the Common Share price is below $4.83 per share.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There have been no such grants issued since February 2006.
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
During the first quarter of fiscal year 2009, the Company purchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. See Note E. During the first quarter of fiscal year 2008, the Company purchased 241,400 Common Shares for $2,365 at an average cost per share of $9.80 including commissions. At December 31, 2008 and 2007, 1,377,648 and 815,715 Common Shares remained in treasury at an average cost, including commissions, of $9.94 and $9.60, respectively.

Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares purchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 208,569 and 172,168 at December 31, 2008 and 2007, respectively.
G. Financing Arrangements
On March 27, 2008, the Company extended the term of its credit agreement, as amended, to March 31, 2011 from March 31, 2010. The agreement is a $10,000 debt facility ($559 of short-term debt and $534 of standby letters of credit outstanding at December 31, 2008) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The Company is required to pay a facility fee of 0.125% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($0 outstanding at December 31, 2008). At December 31, 2008, the Company had total unused lines of credit with domestic and foreign banks aggregating $13,907, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
Under certain provisions of the debt agreements, the Company is required to comply with various financial ratios and covenants. We were not in compliance with one of the debt covenants as of December 31, 2008; however, we received a waiver from the lender waiving the violation of the covenant for the quarter ended December 31, 2008. The Company expects the credit agreement will be amended before our second fiscal year 2009 quarter that will end March 31, 2009.
H. Accounting for Derivatives and Hedging Activities
In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. To hedge sales, the Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively stabilizes the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur.
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. At December 31, 2008 and 2007, the foreign exchange forward contracts were designated as foreign currency cash flow hedges.
At December 31, 2008, the Company had obligations under foreign exchange forward contracts to sell 2,275,000 Euros, 265,000 British pounds and 270,000,000 Yen at various dates through March 2009. In accordance with the provisions of SFAS 133, the derivative instruments are recorded on the Company’s Condensed Consolidated Balance Sheets. The fair market value of the foreign exchange forward contracts represented a liability to the Company of $402 and $8, at December 31, 2008 and 2007, respectively. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from level 2 inputs as defined by SFAS 157.
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

I. Comprehensive Income
Comprehensive (loss) income for the three-month periods ended December 31, 2008 and 2007 is as follows:

	2008	2007
Net (loss) income	$(32,359)	$889
Unrealized (losses) gains on value of derivative securities	(372)	111
Net unrealized investment gains	442	13
Foreign currency translation adjustments	359	79

Comprehensive (loss) income	$(31,930)	$1,092

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	For the Three Months
	Ended December,
	2008	2007
Net sales:
United States	$7,190	$8,304
Other Americas	457	661
Germany	4,877	6,024
Other Europe	6,908	8,328
Japan	4,004	3,830
China	2,902	4,394
Other Asia	4,732	6,897

	$31,070	$38,438

	At December 31,	At September 30,
	2008	2008
Long-lived assets:
United States	$25,431	$25,568
Germany	6,612	6,700
Other	1,174	1,070

	$33,217	$33,338

K. Guarantor’s Disclosure Requirements
Guarantee of original lease
The Company has assigned the lease of its former office space in Reading, Great Britain to a third party. If the third party defaults on the monthly lease payments, the Company would be responsible for the payments until the lease expires on July 14, 2009. If the third party were to default, the maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $91 through July 14, 2009. The Company has not recorded any liability for this item, as it does not believe that it is probable that the third party will default on the lease payments.

Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three month periods ending December 31, 2008 and 2007.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three-month periods ending December 31, 2008 and 2007 is as follows:

	2008	2007
Balance, beginning of period	$701	$722
Accruals for warranties issued during the period	279	315
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(26)	(22)
Settlements made (in cash or kind) during the period	(322)	(235)

Balance, end of period	$632	$780

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

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Service costs-benefits earned during the period	$389	$419	$44	$56
Interest cost on projected benefit obligation	629	589	106	101
Expected return on plan assets	(961)	(883)	(17)	(19)
Amortization of net loss	—	21	—	—
Amortization of transition asset	—	—	—	6
Amortization of prior service cost	24	44	1	1

Net periodic benefit cost	$81	$190	$134	$145

The Company expects to contribute approximately $1,000 to $2,500 to its pension plans in fiscal year 2009.
M. Income Taxes
The Company recorded income tax expense for the three months ended December 31, 2008, of $30,224 on a loss before taxes of $2,135, an effective tax rate of 1,415.7 percent. The tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability have been adversely impacted resulting in a cumulative loss for the past twelve quarters. This coupled with revised downward projections led us to conclude that it is more likely than not that the deferred tax assets will not be realized; accordingly, we recorded the valuation allowance. In addition, the Company was not able to record a tax benefit on the current quarter’s U.S. loss, and recorded income in certain foreign operations that resulted in tax expense for the quarter. This compares to income tax expense of $99 on income before taxes of $988, or an effective tax rate of 10.0 percent for the prior year’s quarter ended December 31, 2007.

For the first three months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit and tax benefits of foreign income which are taxed at lower rates than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions and other permanent differences.
As of December 31, 2008, the Company had gross unrecognized tax benefits of $5,290, a decrease of approximately $99 during the quarter. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $5,116. The Company anticipates a decrease in its unrecognized tax positions of approximately $300 over the next 12 months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax position as income tax expense. As of December 31, 2008, the Company had accrued $1,441 of interest and penalties related to uncertain tax positions.
N. Severance Charges
During the fourth quarter of fiscal year 2008, the Company recorded $1,377 for severance and related charges resulting from a global reduction in force of 25 individuals. During the first quarter of fiscal year 2009, the Company recorded a benefit of $3 for the adjustment of the fourth quarter charges. The accrued severance charges are included in the “Accrued payroll and related expenses” caption on the Condensed Consolidated Balance Sheets. A reconciliation of the change in the aggregated accrued balance for the three-month period ended December 31, 2008 is as follows:

Balance, beginning of period	$1,252
Adjustment to previously recorded expense	(3)
Payments made during the period	(919)

Balance, end of period	$330

The severance and related costs associated with the reduction in force that took place in January 2009 will be recorded in the Company’s second quarter of fiscal year 2009 and are expected to approximate $1,300.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s operating performance and financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of our 2008 Form 10-K.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal year 2009, semiconductor orders comprised approximately 25 percent of our total orders; wireless communications orders were about five percent; precision electronic components/subassembly manufacturers were approximately 25 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 35 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. Our customers across all industries and geographies demonstrated reduced order patterns, which began during the later part of our fourth quarter of fiscal 2008 and have continued into fiscal year 2009. In response to the order contraction we experienced, we took action during the fourth quarter of fiscal 2008 to reduce our future operating expenses. Additionally, during November and December of fiscal year 2009, we announced further cost reduction measures including a hiring freeze with the exception of a few critical replacements, a reduction in our capital expenditures, and travel and other discretionary spending, a pay reduction for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees, the suspension of the annual bonus program for management and lower sales commissions payments to the sales force, the suspension of the Company’s 401(k) match for the remainder of fiscal year 2009, and a reduction in force that took place in January 2009.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the United States, Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales, but it is unfavorable during times of depressed sales, such as the current economic environment, as a substantial portion of our selling costs are fixed.
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2008 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plan and stock compensation plans.

Results of Operations
First Quarter Fiscal 2009 Compared with First Quarter Fiscal 2008
Net sales of $31,070 for the first quarter of fiscal 2009 decreased $7,368, or 19 percent, compared to the prior year’s first quarter sales of $38,438. Sales outside of the Americas represented approximately 75 percent of total sales for the current year’s quarter. Two percentage points of the sales decrease was the result of a stronger U.S. dollar. Geographically, sales were down 15 percent in the Americas, 23 percent in Asia, and 18 percent in Europe. Sequentially, sales decreased six percent compared with the fourth quarter of fiscal year 2008, approximately half of which was the result of a stronger U.S. dollar.
Orders of $27,663 for the first quarter decreased 32 percent from last year’s first quarter orders of $40,593. Geographically, orders decreased 28 percent in the Americas, 41 percent in Asia, and 24 percent in Europe when compared to the prior year. Orders from the Company’s semiconductor customers decreased approximately 35 percent, orders from wireless communications customers decreased approximately 80 percent, orders from both precision electronic component/subassembly manufacturers and from research and education customers each decreased approximately 15 percent compared to the prior year’s first quarter. Order backlog decreased $3,371 during the quarter to $15,038 at December 31, 2008. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 42.8 percent from 40.9 percent in the prior year’s first quarter. The increase was due primarily to lower sales volume, and a three percent stronger U.S. dollar versus foreign currencies. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. Foreign exchange hedging decreased cost of goods sold as a percentage of net sales by 0.5 percentage points in the first quarter of fiscal 2009, and increased cost of goods sold as a percentage of net sales by 0.5 percentage points in the first quarter of fiscal 2008.
Selling, general and administrative expenses of $14,015 or 45.1 percent of net sales, decreased $2,046, or 13 percent, from $16,061, or 41.8 percent of net sales, in last year’s first quarter. The decrease was due primarily to the cost-cutting actions the Company has taken. These include lower compensation expenses; including lower salaries and in-house commissions and bonuses; and lower marketing program spending. Additionally, during the current year’s first quarter, we recognized a favorable adjustment for performance award units granted in fiscal years 2007 and 2008, which we currently expect to settle at zero percent and 50 percent of target, respectively. See Note E to the Company’s condensed consolidated financial statements included in this Form 10-Q.
Product development expenses for the quarter were $6,053, or 19.5 percent of net sales, down $110, or two percent, from last year’s $6,163, or 16.0 percent of net sales. The decrease is primarily a result the favorable adjustment for performance award units granted in prior years (see Note E), and lower project consultant costs resulting from our cost-cutting actions. This was partially offset by higher development supplies and pilot production costs as we continue to expand, refresh and enhance our product offering and capabilities.
The Company recognized a favorable adjustment of $3 during the first quarter for severance and related costs, which were recorded in the fourth quarter of fiscal year 2008. The severance and related costs associated with the reduction in force that took place in January 2009 will be recorded in the Company’s second quarter of fiscal year 2009 and are expected to approximate $1,300.
The Company reported an operating loss of $2,290 for the first quarter of fiscal year 2009 compared to operating income of $480 for the prior year’s quarter. Lower net sales accounted for the decrease, which was partially offset by lower operating costs due to the cost-cutting actions, and lower stock-based compensation expense. See Note E.
Investment income was $175 for the quarter compared to $528 in last year’s first quarter. The decrease was due primarily to lower cash and short-term investment balances, lower interest rates, and a reduction to the interest rate on a long-term note receivable.

The Company recorded income tax expense for the three months ended December 31, 2008, of $30,224 on a loss before taxes of $2,135, an effective tax rate of 1,415.7 percent. The tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability have been adversely impacted resulting in a cumulative loss for the past twelve quarters. This coupled with revised downward projections led us to conclude that it is more likely than not that the deferred tax assets will not be realized; accordingly, we recorded the valuation allowance. In addition, the Company was not able to record a tax benefit on the current quarter’s U.S. loss, and recorded income in certain foreign operations that resulted in tax expense for the quarter. This compares to income tax expense of $99 on income before taxes of $988, or an effective tax rate of 10.0 percent for the prior year’s quarter ended December 31, 2007.
For the first three months of fiscal year 2008, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit and tax benefits of foreign income which are taxed at lower rates than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions and other permanent differences.
The Company reported a net loss of $32,359, or $2.07 per share, for the first quarter of fiscal 2009, compared with net income of $889, or $0.05 per diluted share, for the first quarter of fiscal 2008. Included in the current quarter’s results is an unfavorable discrete tax adjustment of approximately $1.92 per share.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31, 2008 and September 30, 2008:

	December 31	September 30
Current assets:
Cash and cash equivalents	$29,160	$22,073
Short-term investments	—	5,700
Accounts receivable and other, net	14,755	17,265
Total inventories	18,045	19,823
Deferred income taxes	771	5,483
Prepaid expenses	2,471	2,079

Total current assets	65,202	72,423

Current liabilities:
Short-term debt	559	23
Accounts payable	5,240	7,325
Accrued payroll and related expenses	4,530	7,073
Other accrued expenses	6,114	6,142
Income taxes payable	813	1,174

Total current liabilities	17,256	21,737

Working capital	$47,946	$50,686

Working capital decreased during the quarter by $2,740. Current assets decreased during the quarter by $7,221, while current liabilities decreased $4,481. During the first quarter of fiscal year 2009, we converted $12,500 of investments, including our investments in auction rate securities, to cash. The $12,500 included $6,120 of auction rate securities (net of a valuation allowance of $680), which were classified as long-term at September 30, 2008. As of December 31, 2008, the Company no longer holds any auction rate securities. Accounts receivable and other, net decreased $2,510 during the quarter primarily due to lower net sales. Days sales outstanding were 47 at December 31, 2008 and at September 30, 2008. Inventories decreased $1,778 during the quarter primarily due to inventory management. Inventory turns were 2.7 at December 31, 2008 and at September 30, 2008. Deferred income taxes decreased $4,712 primarily due to the establishment of a valuation reserve against the U.S. deferred tax assets. See Note M. With regard to the decrease in current liabilities, accounts payable decreased $2,085 primarily due to the cost-cutting actions implemented during the quarter. Accrued payroll and related decreased $2,543 primarily due to the payment of severance charges recorded during the fourth quarter of fiscal year 2008 (see Note N), the payment of fiscal year 2008 incentive compensation that was tied to sales levels, lower incentive compensation in the first quarter of fiscal year 2009 resulting from lower sales, and lower payroll costs due to the cost-cutting actions the Company has taken.

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2008	2007
Cash (used in) provided by:
Operating activities	$(3,645)	$(1,925)
Investing activities	11,424	3,144
Financing activities	(820)	(3,283)
Operating activities. Cash used in operating activities was $3,645 for the quarter of fiscal year 2008 compared with $1,925 in the same period last year, a decrease of $1,720. The primary cause of the decrease was lower net income, partially offset by higher non-cash charges and lower changes in working capital, which were described in Working Capital above. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash provided by investing activities was $11,424 during the fiscal year 2009 period compared to $3,144 in the same period last year. As described above in Working Capital, the Company converted $12,500 of investments to cash during the quarter current year’s quarter. During the first quarter of fiscal year 2008, the Company had net sales of investments, including investments in auction rate securities, of $4,339. Short-term investments totaled $0 at December 31, 2008 and $28,019 at December 31, 2007.
Financing activities. Cash used in financing activities was $820 in the first quarter of fiscal year 2009 as compared to $3,283 last year. During the 2009 first quarter, we repurchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During the 2008 first quarter, we repurchased 241,400 Common Shares for $2,365, or an average cost per share including commissions of $9.80. See Note F. Short-term debt at December 31, 2008 totaled $559 versus $449 at December 31, 2007, and $23 at September 30, 2008.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At December 31, 2008, we had available unused lines of credit with domestic and foreign banks aggregating $13,907, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
Outlook
The Company’s customers’ spending has dramatically decreased as a result of current macroeconomic conditions, and we are particularly uncertain about their future capital spending. We remain focused on executing against our business plan and on aligning our cost structure with the current economic reality.
Based upon current expectations, the Company is estimating sales for the second quarter of fiscal 2009, which will end March 31, 2009, to range between $22,000 and $29,000. The Company expects a loss for the second quarter. For the remainder of fiscal year 2009, the Company expects to record tax expense as a result of taxes generated in foreign jurisdictions.
During the second quarter of fiscal 2009, the Company expects to incur approximately $1,300 for the costs associated with the reduction in its worldwide workforce that was implemented during January 2009. The actions taken were the result of the order decline realized during the latter part of fiscal 2008 and into fiscal 2009. The cost reduction actions that the Company has taken, including pay and benefit reductions, workforce reductions, and discretionary cost reductions, are expected to result in a cost savings during fiscal 2009 of approximately 20 percent of the Company’s operating costs incurred during fiscal 2008.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB did provide a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 as of our second quarter of fiscal year 2009, and does not expect the adoption to have a material impact on our consolidated financial statements.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
As previously disclosed, on August 9, 2006 and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated and on November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006 and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
The four suits were consolidated in a single action, In re Keithley Instruments, Inc. Derivative Litigation, in the United States District Court for the Northern District of Ohio. Pursuant to the consolidation order, the Consolidated Complaint was the operative complaint in the action. The Consolidated Complaint alleged that various Company officers and/or directors manipulated the dates on which stock options were granted by the Company so as to maximize the value of the stock options. The suits alleged numerous claims, including violations of Sections 10(b), 10b(5) and 20(a) of the Exchange Act, breaches of fiduciary duties, aiding and abetting, corporate waste, unjust enrichment and rescission.
The Company and other defendants filed a motion to dismiss the Consolidated Complaint. After extensive briefing and oral argument, in March 2008, the Court granted the defendants’ motion to dismiss in its entirety. The Court granted plaintiffs leave to amend the Consolidated Complaint within 30 days of the Court’s Order. In April 2008, plaintiffs filed a Second Amended Complaint. The Second Amended Complaint did not include the claims under the Securities Exchange Act of 1934 contained in the Consolidated Complaint. The Second Amended Complaint alleges state law claims for unjust enrichment, fraud, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion. The Company and the other defendants filed a motion to dismiss the Second Amended Complaint and, on January 20, 2009, the Court granted the defendant’s motion to dismiss in its entirety.

ITEM 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2008 Form 10-K, except for the following:
Compliance with NYSE listing standards
Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, affect our ability to comply with the NYSE’s listing standards. Under the NYSE’s current listing standards, we are required to have market capitalization or shareholders equity of more than $75 million to maintain continued listing. Our market capitalization and shareholders equity are both now below $75 million. As a result, upon receipt of a notice from the NYSE that we are below the compliance standards, we will have 45 days to submit a plan to the NYSE demonstrating our ability to achieve compliance with these standards within 18 months. Although we intend to submit and implement a plan to cure these deficiencies, we cannot assure you that we will be able to do so.
Regardless of this plan, if our average market capitalization over a 30 trading-day period is below $15 million (this standard was temporarily lowered by the NYSE from $25 million to $15 million until April 22, 2009), the NYSE is expected to start immediate delisting procedures. If our stock price declines to the point where our compliance with the listing standard relating to market capitalization is in jeopardy, we will consider such other actions, including equity issuances, as we deem appropriate under the circumstances. If we are not able to return to and maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE, resulting in the need to find another market on which our stock can be listed or causing our stock to cease to be traded on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.
Financial crisis affecting the banking system and financial markets
The recent financial crisis and going concern threats of investment banks and other financial institutions has resulted in a tightening of the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business including inability of customers to obtain credit to finance purchases of our products, insolvency of our customers, and decreased interest income resulting from lower rates on our cash and investments. If our customers cease ordering or are unable to pay for our products, our results of operations, financial position and liquidity may be adversely affected. Additionally, we maintain cash and investments in a number of financial institutions throughout the world. Not all our cash and investments are backed by government guarantees. Our cash or investment position at an individual financial institution may exceed that which is guaranteed by the U.S. government and related agencies. If any of the financial institutions at which we maintain cash and investments were to experience financial difficulties leading to their insolvency, our financial position could be adversely affected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth, for the months indicated, our purchases of Common Shares in the first quarter of fiscal year 2009:

				Total number of	Maximum number of
				shares purchased as	shares that may yet
				part of publicly	be purchased under
	Total number of		Average price paid	announced plans or	the plans or
Period	shares purchased		per share (1)	programs	programs
October 1 – 31, 2008	100,700		$5.48	100,700	1,111,700
November 1 – 30, 2008	66,033	(2)	$3.56	54,300	1,057,400
December 1 – 31, 2008	—		—	—	1,057,400
Total	166,733	(2)	$4.72	155,000	1,057,400

(1)	Price includes commissions.

(2)	Includes 11,733 shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008
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

ITEM 6. Exhibits.
(a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number		Exhibit

3.1		Restated Articles of Incorporation, adopted August 8, 2008.

10.1		Amendment dated December 31, 2008 to Employment Agreement with Mark J. Plush dated April 7, 1994.

10.2		Keithley Instruments, Inc. Amended and Restated 1996 Outside Directors Deferred Stock Plan.

10.3		Keithley Instruments, Inc. Amended and Restated 1997 Directors’ Stock Option Plan.

10.4		Keithley Instruments, Inc. Amended and Restated 2002 Stock Incentive Plan.

10.5		Keithley Instruments, Inc. Amended and Restated Annual Incentive Compensation Plan.

10.6		Keithley Instruments, Inc. Amended and Restated Supplemental Deferral Plan.

10.7		Keithley Instruments, Inc. Amended and Restated Deferred Compensation Plan.

10.8
Keithley Instruments, Inc. 2009 Annual Incentive Compensation Plan (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.9
Keithley Instruments, Inc. form of management restricted unit award agreement for use in connection with awards granted to management under the Keithley Instruments, Inc. Amended and Restated 2002 Stock Incentive Plan.

10.10		Keithley Instruments, Inc. 2009 Stock Incentive Plan.

31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: February 9, 2009	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2009	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Restated Articles of Incorporation, adopted August 8, 2008.

10.1		Amendment dated December 31, 2008 to Employment Agreement with Mark J. Plush dated April 7, 1994.

10.2		Keithley Instruments, Inc. Amended and Restated 1996 Outside Directors Deferred Stock Plan.

10.3		Keithley Instruments, Inc. Amended and Restated 1997 Directors’ Stock Option Plan.

10.4		Keithley Instruments, Inc. Amended and Restated 2002 Stock Incentive Plan.

10.5		Keithley Instruments, Inc. Amended and Restated Annual Incentive Compensation Plan.

10.6		Keithley Instruments, Inc. Amended and Restated Supplemental Deferral Plan.

10.7		Keithley Instruments, Inc. Amended and Restated Deferred Compensation Plan.

10.8
Keithley Instruments, Inc. 2009 Annual Incentive Compensation Plan (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.9
Keithley Instruments, Inc. form of management restricted unit award agreement for use in connection with awards granted to management under the Keithley Instruments, Inc. Amended and Restated 2002 Stock Incentive Plan.

10.10		Keithley Instruments, Inc. 2009 Stock Incentive Plan.

31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.