Form 10-Q
period 2009-03-31
KEITHLEY INSTRUMENTS INC
filed 2009-05-11
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
Commission File Number 1-9965
KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28775 Aurora Road, Solon, Ohio 44139
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (440) 248-0400
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 7, 2009 there were outstanding 13,500,469 Common Shares (net of shares repurchased and held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarter Report on Form 10-Q that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-Q include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets Keithley sells into, conditions of the electronics industry and the economy in general, expected cost savings from recent cost-cutting actions, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	March 31, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$26,552	$22,073
Restricted cash	1,055	—
Short-term investments	1,041	5,700
Accounts receivable and other, net	11,490	17,265
Inventories	12,416	19,823
Deferred income taxes	798	5,483
Prepaid expenses	1,990	2,079

Total current assets	55,342	72,423

Property, plant and equipment, at cost	55,172	54,326
Less-Accumulated depreciation	42,873	41,174

Property, plant and equipment, net	12,299	13,152

Deferred income taxes	929	26,097
Intangible assets	1,050	1,190
Prepaid pension assets	5,745	14,042
Other assets	3,895	11,074

Total assets	$79,260	$137,978

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$590	$23
Accounts payable	4,930	7,325
Accrued payroll and related expenses	4,748	7,073
Other accrued expenses	5,457	6,142
Income taxes payable	1,168	1,174

Total current liabilities	16,893	21,737

Long-term deferred compensation	1,749	2,561
Deferred income taxes	66	65
Long-term income taxes payable	2,823	2,919
Pension liability	16,416	6,626
Other long-term liabilities	813	768
Shareholders’ equity:
Common Shares, stated value $.0125: Authorized — 80,000,000; issued and outstanding — 14,857,117 at March 31, 2009 and 14,722,585 at September 30, 2008	186	184
Class B Common Shares, stated value $.0125: Authorized — 9,000,000; issued and outstanding — 2,150,502 at March 31, 2009 and September 30, 2008	27	27
Capital in excess of stated value	38,227	38,930
Retained earnings	36,879	80,759
Accumulated other comprehensive loss	(19,473)	(1,873)
Common shares held in treasury, at cost	(15,346)	(14,725)

Total shareholders’ equity	40,500	103,302

Total liabilities and shareholders’ equity	$79,260	$137,978

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Net sales	$23,961	$39,938	$55,031	$78,376

Cost of goods sold	10,409	15,663	23,704	31,397
Inventory write-off and accelerated depreciation for discontinued product line	2,540	—	2,540	—

Gross profit	11,012	24,275	28,787	46,979

Selling, general and administrative expenses	12,259	16,367	26,274	32,428

Product development expenses	4,633	6,278	10,686	12,441

Restructuring and other charges (See Note O)	4,205	—	4,202	—

Operating (loss) income	(10,085)	1,630	(12,375)	2,110

Investment income	57	455	232	983

Interest expense	(8)	(18)	(28)	(38)

Impairment of long-term investments	—	(670)	—	(670)

(Loss) income before income taxes	(10,036)	1,397	(12,171)	2,385

Income tax provision	243	212	30,467	311

Net (loss) income	$(10,279)	$1,185	$(42,638)	$2,074

Basic (loss) earnings per share	$(0.66)	$0.07	$(2.73)	$0.13

Diluted (loss) earnings per share	$(0.66)	$0.07	$(2.73)	$0.13

Cash dividends per Common Share	$.0375	$.0375	$.075	$.075

Cash dividends per Class B Common Share	$.030	$.030	$.060	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Six Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(42,638)	$2,074
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,826	1,994
Non-cash stock compensation (income) expense	(536)	1,360
Non-cash restructuring charges and inventory write-down	4,498	—
Loss on the disposition/impairment of assets	64	708
Deferred income taxes	30,018	(514)
Other items not affecting outlay of cash	25	36
Changes in working capital	3,038	(5,273)
Other operating activities	741	(79)

Net cash (used in) provided by operating activities	(2,964)	306

Cash flows from investing activities:
Payments for property, plant and equipment	(1,480)	(2,062)
Restricted cash	(1,055)	—
Purchase of short-term investments	(1,041)	(10,725)
Sale of short-term investments	12,500	23,561

Net cash provided by investing activities	8,924	10,774

Cash flows from financing activities:
Net borrowing (payment) of short term debt	567	(863)
Cash dividends	(1,139)	(1,160)
Repurchase of Common Shares	(787)	(4,216)
Proceeds from stock purchase and option plans	—	96
Excess tax benefits from stock-based compensation arrangements	—	37

Net cash used in financing activities	(1,359)	(6,106)

Effect of exchange rate changes on cash	(122)	742

Increase in cash and cash equivalents	4,479	5,716
Cash and cash equivalents at beginning of period	22,073	12,888

Cash and cash equivalents at end of period	$26,552	$18,604

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at March 31, 2009 and 2008, and for the three and six month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and six month periods ended March 31, 2009 and 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2008, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008 (the “2008 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2008 Form 10-K.
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
Inventory
Inventory is comprised of the following:

	March 31, 2009	September 30, 2008

Raw materials	$5,977	$12,325
Work in process	745	1,261
Finished products	5,694	6,237

Total inventories	$12,416	$19,823

Reclassifications
Certain reclassifications have been made to prior years’ financial statements and the notes to conform to the current year presentation.
C. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the statement did not have a material impact on our consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009, and the statement did not have a material impact on our consolidated financial statements.

D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(10,279)	$1,185	$(42,638)	$2,074

Weighted averages shares outstanding	15,616,471	15,845,978	15,613,214	15,953,492
Dilutive effect of stock awards	—	200,213	—	181,431
Assumed purchase of stock under stock purchase plan	—	593	—	722

Weighted average shares used for dilutive earnings per share	15,616,471	16,046,784	15,613,214	16,135,645

Basic earnings (loss) per share	$(0.66)	$0.07	$(2.73)	$0.13
Diluted earnings (loss) per share	$(0.66)	$0.07	$(2.73)	$0.13
Due to the net loss for the three and six month periods ended March 31, 2009, 12,604 and 20,211 shares are excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively.
E. Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”), and the Company’s shareholders approved it on February 7, 2009. No awards have been granted from the 2009 Stock Plan as of March 31, 2009. The Company has three other equity-based compensation plans that have options currently outstanding, one of which may still be used to grant stock-based compensation awards to employees and Directors. No new awards may be granted from the two other plans as they have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123(R) — Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first half of fiscal year 2009 or 2008.
Compensation costs recorded

Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the three and six months ended March 31, 2009 represents net compensation income, and includes favorable adjustments of approximately $250 and $950, respectively, for performance award units granted in fiscal years 2007 and 2008, which we currently expect will not vest as the performance targets are not expected to be met. The table below summarizes stock-based compensation (income) expense recorded under SFAS No. 123(R) for the three and six month periods ended March 31, 2009 and 2008, which was allocated as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Cost of goods sold	$(14)	$56	$(89)	$105
Selling, general and administrative expenses	(11)	553	(259)	1,056
Product development expenses	(40)	105	(188)	199

Stock-based compensation included in operating expenses	(65)	714	(536)	1,360
Estimated tax impact of stock-based compensation	—	232	—	442

Stock-based compensation expense, net of tax	$(65)	$482	$(536)	$918

Due to the current net operating loss position in the United States, there was no tax impact on stock-based compensation in the 2009 fiscal year periods. The excess tax benefits recognized during the first half of fiscal year 2008 was $37.
As of March 31, 2009, there was a total of approximately $1,297 of pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Stock option activity

During the second quarter of fiscal year 2009, the Company granted non-qualified stock options to purchase 307,050 shares at a weighted average exercise price of $3.04 per share to officers and other key employees. The options have an exercise price equal to the market value of the shares on the grant date. During the first quarter of fiscal year 2008, the Company granted non-qualified stock options to purchase 145,125 shares to officers and other key employees. The options have an exercise price equal to the $9.12 market value of the shares on the grant date. The awards granted in both periods have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four. No options were granted during the first quarter of fiscal year 2009 or the second quarter of fiscal year 2008.
The weighted average fair value of the options granted during the second quarter of fiscal year 2009 and the first quarter of fiscal year 2008 was $1.07 and $3.00 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following weighted average assumptions were applied for options granted during these periods:

	Second Quarter	First Quarter
	Fiscal Year 2009	Fiscal Year 2008

Expected life (years)	4.75	4.75
Risk-free interest rate	1.90%	3.84%
Volatility	49%	38%
Dividend yield	2.50%	1.64%
Performance award units
No performance award units were granted during the first half of fiscal year 2009, and instead officers and other key employees received non-qualified stock options and restricted award units. During the first quarter of fiscal year 2008, the Company granted 170,975 performance award units to officers and other key employees with a fair market value per unit on the grant date of $9.12. No performance award units were granted during the second quarter of fiscal year 2008. The performance award unit agreements granted during the prior fiscal year provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal year 2008 will end on September 30, 2010. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards currently outstanding may be adjusted in 25 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the performance award unit agreements.
Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon the completion of the performance period. The performance criteria related to the awards granted in fiscal year 2008 are not expected to be met and none of these awards are expected to vest, therefore all previously recorded expense for these awards was reversed during the second quarter of fiscal year 2009. Previously these awards were being expensed at 50 percent of target. The expense related to the awards granted during fiscal year 2007 was reversed during the first quarter of fiscal year 2009, as the performance criteria related to these awards is also not expected to be met.
Restricted award units
During the second quarter of fiscal year 2009, the Company granted 125,800 restricted award units to officers and key employees. The awards have a fair market value per unit of $2.99 based upon the fair value of the Company’s stock on the award date. During the first half of fiscal year 2008, the Company granted 20,225 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $9.15 based upon the fair value of the Company’s stock on the award dates. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.

Directors’ equity plans
Prior to fiscal year 2009, each non-employee Director had received an annual Common Share grant equal to $58. As a result of the Company’s recent low stock price, in December 2008, the Company’s Compensation and Human Resources Committee of the Board of Directors determined that it should limit the number of Common Shares to be issued to each non-employee Director with respect to his or her annual Common Share grant to 3,000 shares per quarter. This limits the dilution to shareholders and will have the effect of lowering the non-employee Directors total compensation if the Common Share price is below $4.83 per share. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first half of fiscal year 2009, 63,045 shares were issued at a weighted average price of $3.35 per share for a total expense of $211. During the first half of fiscal year 2008, 26,802 shares were issued at a weighted average price of $9.73 per share for a total expense of $261.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There have been no such grants issued since February 2006.
F. Repurchase of Common Shares
In February 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Prior to its expiration on February 28, 2009, the 2007 Program allowed the Company to purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program. A total of 942,600 shares at an average price $8.97 per share including commissions were repurchased through the life of the 2007 Program. The purpose of the 2007 Program was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and stock purchase plans.
During the first half of fiscal year 2009, the Company purchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During the first half of fiscal year 2008, the Company purchased 434,400 Common Shares for $4,216 at an average cost per share of $9.71 including commissions. At March 31, 2009 and 2008, 1,377,648 and 1,008,715 Common Shares remained in treasury at an average cost, including commissions, of $9.94 and $10.87, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the condensed consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 195,044 and 177,156 at March 31, 2009 and 2008, respectively.
G. Financing Arrangements
Effective March 31, 2009, the Company amended its $10,000 credit agreement. The revised agreement consists of a $5,000 facility ($590 of short-term debt and $465 of standby letters of credit outstanding at March 31, 2009) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The agreement no longer contains debt covenants, but requires cash to be pledged against outstanding borrowings. The expiration date of March 31, 2011 remains unchanged. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, the Company has a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($36 outstanding at March 31, 2009). At March 31, 2009, the Company had total unused lines of credit with domestic and foreign banks aggregating $8,909, which was a combination of long-term and short-term depending upon the nature of the indebtedness.

H. Derivatives Financial Instruments
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the foreign currency versus U.S. dollar exchange risk related to the settlement of the intercompany foreign currency denominated receivable resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets and reclassified into the financial statement line item “Cost of goods sold” on the Condensed Consolidated Statements of Operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the Condensed Consolidated Statements of Cash Flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At March 31, 2009, the Company had obligations under foreign exchange forward contracts to sell 2,225,000 Euros, 235,000 British pounds and 230,000,000 Yen at various dates through June 2009.
At March 31, 2009 and September 30, 2008, the fair values of the derivative instruments are recorded on the Condensed Consolidated Balance Sheets as follows.

	March 31, 2009	September 30, 2008
Assets:
Contract value	$2,955	$3,739
Fair value	2,790	3,499

Total asset	165	240

Liabilities:
Contract value	2,723	2,353
Fair value	2,824	2,392

Total liability	(101)	(39)

Net asset	$64	$201

The net asset or net liability balances are included in the line items “Prepaid expenses” or “Other accrued expenses” on the Company’s Condensed Consolidated Balance Sheets. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from level 2 inputs as defined by SFAS 157.
Set forth below are the amounts and location of (gains) and losses on derivative instruments and related hedged items reclassified from other comprehensive income and included in the income statement. At March 31, 2009, the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $65, which is expected to be reclassified into earnings in the next three months. See Note I — Comprehensive Income, for gains and losses recognized in Comprehensive (loss) income.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
Financial Statement Line Item	2009	2008	2009	2008
Cost of goods sold	$85	$117	$(75)	$321
The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At March 31, 2009, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.

I. Comprehensive Income
Comprehensive income (loss) for the three and six month periods ended March 31, 2009 and 2008 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(10,279)	$1,185	$(42,638)	$2,074

Unrealized gains (losses) on value of derivative securities, net of tax	261	(177)	(111)	(66)
Net unrealized investment (losses) gains, net of tax	—	(497)	442	(484)
Pension liability adjustment (see Note L)	(17,730)	—	(17,730)	—
Foreign currency translation adjustments	(560)	557	(201)	636

Comprehensive (loss) income	$(28,308)	$1,068	$(60,238)	$2,160

J. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped. Long-lived assets are defined as Property, plant and equipment, net.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net sales:
United States	$6,565	$9,097	$13,755	$17,401
Other Americas	509	599	966	1,260
Germany	2,517	5,890	7,393	11,914
Other Europe	5,143	7,315	12,052	15,643
Japan	4,576	5,946	8,580	9,776
China	2,488	4,655	5,390	9,050
Other Asia	2,163	6,436	6,895	13,332

	$23,961	$39,938	$55,031	$78,376

	At March 31,	At September 30,
	2009	2008
Long-lived assets:
United States	$10,857	$11,749
Other	1,442	1,403

	$12,299	$13,152

K. Guarantor’s Disclosure Requirements
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and six month periods ending March 31, 2009 and 2008.

A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2009 and 2008 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Beginning balance	$632	$780	$701	$722
Accruals for warranties issued during the period	208	359	487	674
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(35)	(74)	(61)	(96)
Settlements made (in cash or in kind) during the period	(299)	(281)	(621)	(516)

Ending balance	$506	$784	$506	$784

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
In accordance with the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a curtailment charge of $28 associated with restructuring and exit activities, which occurred during the second quarter of fiscal year 2009, was recorded related to the United States plan. Additionally, a retained earnings adjustment of $102 was recorded for the three-month stub period from June 30 to September 30, 2008, and a decrease of $17,730 was recorded to accumulated other comprehensive loss. The United States plan assets were remeasured at February 28, 2009, resulting in a change in the net balance sheet position from an asset of $7,955 at September 30, 2008 to a liability of $10,050 at February 28, 2009. The following table sets forth the funded status of the Company’s United States benefit plan at March 31, 2009:

Change in projected benefit obligations:
Benefit obligation at September 30, 2008	$36,594
Service cost	1,039
Interest cost	1,677
Actuarial loss	486
Benefits paid	(811)
Curtailment	(495)

Benefit obligation at February 28, 2009	$38,490

Change in plan assets:
Fair value of plan assets at September 30, 2008	$44,549
Actual return on pension assets	(15,298)
Employer contributions	—
Benefits paid	(811)

Fair value of plan assets at February 28, 2009	$28,440

Pension liability at February 28, 2009	$(10,050)
Service cost earned during March 2009	(122)
Interest cost on project benefit obligation — March 2009	(217)
Expected return on plan assets — March 2009	311

Pension liability at March 31, 2009	$(10,078)

A summary of the components of net periodic pension cost based upon a measurement date of February 28, 2009 for the U.S. plan and June 30, 2008 for the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Service costs-benefits earned during the period	$382	$419	$44	$57
Interest cost on projected benefit obligation	636	589	106	104
Expected return on plan assets	(951)	(883)	(18)	(19)
Net loss recognition	8	21	—	—
Amortization of transition asset	—	—	—	5
Amortization of prior service cost	17	45	1	2
Curtailment expense	28	—	—	—

Net periodic benefit cost	$120	$191	$133	$149

	United States Plan		German Plan
	For the Six Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Service costs-benefits earned during the period	$771	$838	$88	$113
Interest cost on projected benefit obligation	1,265	1,178	212	205
Expected return on plan assets	(1,912)	(1,766)	(35)	(38)
Net loss recognition	8	42	—	—
Amortization of transition asset	—	—	—	11
Amortization of prior service cost	40	89	2	3
Curtailment expense	28	—	—	—

Net periodic benefit cost	$200	$381	$267	$294

The Company expects to contribute approximately $1,000 to $1,500 to its pension plans in fiscal year 2009.

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
At March 31, 2009 and 2008, the Company held $0 and $7,020 of long-term investments in auction rate securities. The auction rate securities at March 31, 2008 were private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities, including those securities held by the Company at March 31, 2008, had failed during the 2008 period making a portion of our auction rate securities not readily convertible to cash until there was a successful auction for them. We continued to receive interest income associated with the auction rate securities. At March 31, 2008, we recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income related to these investments. During the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009, $100 and $680, respectively, of the temporary loss was reversed through other comprehensive income as these investments were redeemed at par value.
At March 31, 2008, we classified $8,000 of our auction rate securities in the caption “Short-term investments” on the Condensed Consolidated Balance Sheets as a result of our broker commencing a tender offer at par to purchase those specific auction rate securities from registered owners. The tender offer settled in May 2008.
N. Income Taxes
Income tax expense for the second quarter ended March 31, 2009, was $243 on a loss before taxes of $10,036. This compared with income tax expense of $212 on income before taxes of $1,397, an effective tax rate of 15.2 percent, for the same period ended March 31, 2008. The Company was unable to record a tax benefit on the 2009 quarter’s United States loss, and recorded tax expense on certain foreign operations’ results. The effective rate in the 2008 quarter was lower than the U.S. federal statutory rate due primarily to the favorable impacts for differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase for contingent tax liabilities and other permanent differences.
For the six months ended March 31, 2009, income taxes were $30,467 on a pre tax-tax loss of $12,171. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal 2009 forecast downward to reflect continuing weakness in the end markets in which serve. As a result of this negative evidence we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets.
For the six months ended March 31, 2008, income taxes were $311 on income before taxes of $2,385. The effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, favorable differences between the prior year tax return and the prior year provision and tax benefits related to foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase in the accrual for contingent tax liabilities and other permanent differences.

As of March 31, 2009, the Company had gross unrecognized tax benefits of $5,361, a decrease of approximately $28 from September 30, 2008. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,604. The Company anticipates a decrease in its unrecognized tax positions of approximately $650 over the next 12 months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax position as income tax expense. As of March 31, 2009, the Company had accrued $1,546 of interest and penalties related to uncertain tax positions.
O. Restructuring and Other Charges
During the fourth quarter of fiscal year 2008, the Company recorded severance and related charges resulting from a global reduction in force of approximately five percent of its total workforce. The obligations incurred related to this action are substantially complete with the remaining balance expected to be paid by September 30, 2009. We recorded additional expense of $5 and $2 for the three and six months ended March 31, 2009, respectively.
In response to the continuing deterioration of economic conditions, in January 2009, the Company implemented additional cost reduction actions including a reduction in its worldwide work force of approximately seven percent, which includes the impact of an early retirement program. These charges totaled $1,190, the majority of which relate to amounts incurred in connection with one-time termination benefits, and are included on the “Restructuring and other charges” caption on the Condensed Consolidated Statements of Operations. The Company expects these benefits will be paid during the remainder of fiscal year 2009, with the exception of one individual who will receive severance benefits through the third quarter of fiscal year 2010.
Additionally, in February 2009, the Company announced that it would discontinue its S600 parametric test product line resulting in a charge of $5,550, including non-cash charges of $4,498. Orders for the Company’s S600 Series product line had been declining for many quarters as a result of a significant reduction in capital spending by its semiconductor customers for production test related applications. The decision to discontinue the product line was made based on these facts and because the Company did not expect to be able to achieve results from this product line that are consistent with its business model. We expect most of the activities relating to this action to be completed by the end of fiscal year 2009. The $5,550 charge is comprised of the following:

Product line exit costs
Restructuring and other charges:
Severance and related benefits	$1,052
Sales demonstration inventory write-off	1,579
Write-down of fixed assets	341
Pension plan curtailment charge	28
Lease termination charge	10

3,010

Inventory write-off and accelerated depreciation for discontinued product line (included in Cost of goods sold)	2,540

$5,550

A reconciliation of the changes in the aggregated accrued severance and related balance for the six-month period ended March 31, 2009 is as follows:

Balance at October 1, 2008	$1,252
Expense booked through the income statement	2,242
Adjustment to previously recorded expense	2
Payments made during the period	(2,179)

Balance at March 31, 2009	$1,317

P. Subsequent Event
In February 2009, the Company announced that it had been notified by the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s continued listing standards. The Company was considered below criteria established by the NYSE because the Company’s total market capitalization has been less than $75 million over a consecutive 30 trading-day period, and its last reported shareholders’ equity was less than the exchange’s $75 million requirement. In accordance with the NYSE procedures, the Company submitted a plan to the NYSE demonstrating how it intends to comply with the NYSE’s continued listing standards within 18 months of the non-compliance notification. In April 2009, the Company announced that it had received notification from the NYSE that the NYSE had accepted the Company’s proposed plan for continued listing. As a result of the acceptance, the Company’s Common Shares will continue to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the plan, and its ultimate compliance with the listing criteria at the end of the 18-month period.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the Company’s operating performance and financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of our 2009 Form 10-K.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first half of fiscal year 2009, semiconductor orders comprised approximately 20 percent of our total orders; wireless communications orders were about five percent; precision electronic components/subassembly manufacturers were approximately 30 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 35 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. Our customers across all industries and geographies demonstrated reduced order patterns, which began during the later part of our fourth quarter of fiscal 2008 and have continued into fiscal year 2009. In response to the order contraction we experienced, we have taken actions beginning in the fourth quarter of fiscal year 2008 and continuing into the second quarter of 2009 to reduce our operating expenses. These actions included reductions in force in September 2008 and January 2009; the announced discontinuance of our S600 series parametric test product line February 2009; a hiring freeze with the exception of a few critical replacements; a reduction in our capital expenditures, and travel and other discretionary spending; a pay reduction effective January 1, 2009 for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees; the suspension of the annual bonus program for management and lower sales commissions payments to the sales force; and the suspension of the Company’s 401(k) match beginning January 1, 2009. The cost savings of these actions are expected to significantly reduce operating expenses on a go-forward basis.

As mentioned above, in February 2009, we announced the discontinuance of our S600 series parametric test product line. We will continue to accept orders for the S600 products until February 2010, and will continue to provide technical support, calibration, and repair services for five years through February 2014. The S600 series testers serve the semiconductor industry by providing fully-automated high-volume parametric test applications. The financial crisis that precipitated the global economic recession has analysts now projecting a greater decline in capital equipment spending for semiconductor production applications in 2009 than occurred in 2008. Some device companies and semiconductor manufacturing foundries have announced their expectations that device demand will be slow to resume to prior levels. Orders for our S600 Series product line serving these customers had been declining for many quarters as a result of this significant reduction in capital spending. Based on these facts and because we did not believe we could achieve results from this product line that are consistent with our business model, we made the decision to discontinue the product line. Although we will no longer pursue fully-automated high-volume parametric test applications, we remain focused on serving the semiconductor industry’s research and development, and low-volume production test applications with our DC instrumentation, Model 4200 Semiconductor Characterization System, and Automated Characterization Suite (ACS) family of products.
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
Results of Operations
Second Quarter Fiscal Year 2009 Compared with Second Quarter Fiscal Year 2008
Net sales of $23,961 for the second quarter of fiscal year 2009 decreased 40 percent as compared to the prior year’s second quarter sales of $39,938. Two percentage points of the decrease was the result of a stronger U.S. dollar. Geographically, sales were down 27 percent in the Americas, down 42 percent in Europe, and down 46 percent in Asia. Approximately 70 percent of our sales were generated outside the Americas during the current quarter. On a sequential basis, sales decreased 23 percent from the first quarter of fiscal year 2009.
Orders of $21,740 for the second quarter decreased 44 percent compared to last year’s second quarter orders of $38,997. Geographically, orders decreased 31 percent in the Americas, 57 percent in Asia, and 38 percent in Europe when compared to the same period in the prior year. Orders from the Company’s semiconductor customers decreased approximately 70 percent, orders from wireless communications customers decreased approximately 75 percent, orders from precision electronic component and subassembly manufacturers decreased approximately 30 percent, and research and education customer orders decreased approximately 20 percent compared to the prior year’s second quarter. Orders decreased 21 percent compared to the first quarter of fiscal 2009. Order backlog decreased $2,283 during the quarter to $12,755 as of March 31, 2009. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 43.4 percent from 39.2 percent in the prior year’s second quarter. The increase was primarily due to fixed manufacturing costs being spread over lower sales volume, and the unfavorable effect of a stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either the second quarter of fiscal year 2009 or 2008. Also included in gross profit in the second quarter of fiscal year 2009 was $2,540, or 10.6 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to discontinue its S600 parametric test product line. See Note O.

Selling, general and administrative expenses of $12,259, or 51.2 percent of net sales, decreased by $4,108, or 25 percent, from $16,367, or 41.0 percent of net sales, in last year’s second quarter. The decrease was due primarily to lower salaries as a result of lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, lower incentive costs as a result of lower sales and the net loss, and lower discretionary spending due to cost-cutting measures. Additionally, during the current year’s second quarter, we recognized a favorable adjustment for performance award units granted in fiscal year 2008, which we currently expect to settle at zero percent of target. In the prior year’s quarter we recognized expense for these awards. See Note E.
Product development expenses for the quarter were $4,633, or 19.3 percent of net sales, down $1,645, or 26 percent, from last year’s $6,278, or 15.7 percent of net sales. The decrease was primarily a result of lower salaries and benefits due to lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, lower project consultant costs and other discretionary spending resulting from our cost-cutting actions, and the favorable adjustment for performance award units granted in the prior year versus recording expense in the prior year’s quarter. See Note E.
The Company recorded $4,205 for restructuring charges during the second quarter of fiscal year 2009. The charges included $2,247 for severance and related costs ($1,190 related to the reduction in force that took place in January 2009, $1,052 related to the discontinuance of the Company’s parametric test product line which took place in February 2009, and $5 for the adjustment to the accrual related to the September 2008 reduction in force), $1,579 for the write-off of sales demonstration inventory related to the discontinuance of the parametric test product line, $341 for the write-down of fixed assets related to the discontinued product line, $28 for a pension curtailment charge and $10 for lease termination charges. Of these charges, $1,958 were non-cash. Additionally, we recorded $2,540 of non-cash charges in cost of goods sold discussed above. See Note O.
The Company reported an operating loss of $10,085 for the second quarter of fiscal year 2009 compared to operating income of $1,630 for the prior year’s quarter. Lower sales resulting in lower gross margins and restructuring and other product line discontinuance charges, partially offset by a 25 percent reduction in selling, general and administrative expenses and product development expenses, accounted for the decrease.
Investment income was $57 for the quarter compared to $455 in last year’s second quarter. The decrease was due to lower cash and short-term investment balances, lower interest rates, and a reduction to the interest rate on a long-term note receivable.
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, during the second quarter of fiscal year 2008, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, on our long-term investments carried at cost. Additionally, in the prior year’s period, we recorded a temporary mark-to-market fair value adjustment through other comprehensive income of $780 related to our investment in auction rate securities. See Note M.
Income tax expense for the second quarter ended March 31, 2009, was $243 on a loss before taxes of $10,036. This compared with income tax expense of $212 on income before taxes of $1,397, an effective tax rate of 15.2 percent, for the same period ended March 31, 2008. The Company was unable to record a tax benefit on the 2009 quarter’s United States loss, and recorded tax expense on certain foreign operations’ results. The effective rate in the 2008 quarter was lower than the U.S. federal statutory rate due primarily to the favorable impacts for differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase for contingent tax liabilities and other permanent differences.
The Company reported a net loss of $10,279, or $0.66 per share, for the quarter compared to net income of $1,185, or $0.07 per share, in the prior year.

Six Months Ended March 31, 2009 Compared with Six Months Ended March 31, 2008
Net sales of $55,031 for the six months ended March 31, 2009, decreased 30 percent from $78,376 reported for the six month period last year. Two percentage points of the decrease was the result of a stronger U.S. dollar. Geographically, net sales were down 21 percent in the Americas, down 29 percent in Europe, and down 35 percent in Asia.
Orders of $49,403 for the six months ended March 31, 2009 decreased 38 percent from $79,590 last year. Geographically, orders decreased 30 percent in the Americas, 49 percent in Asia, and 31 percent in Europe compared to the same period in fiscal 2008. See the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first six months of fiscal year 2009 orders by major industry group.
Cost of goods sold as a percentage of net sales increased to 43.1 percent from 40.1 percent for the six-month period last year. The increase was primarily due to fixed manufacturing costs being spread over lower sales volume, and the unfavorable effect of a stronger U.S. dollar. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either period. Also included in gross profit in the second quarter of fiscal year 2009 was $2,540, or 4.6 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to discontinue its S600 parametric test product line. See Note O.
Selling, general and administrative expenses of $26,274, or 47.7 percent of net sales, decreased $6,154, or 19 percent, from $32,428, or 41.4 percent of net sales, in the same period last year. The decrease was due primarily to lower salaries as a result of lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, a favorable adjustment for performance award units granted in prior years versus recording expense for such awards in the prior year’s period (see Note E), lower incentive compensation costs as a result of lower sales and the net loss, and lower discretionary spending due to cost-cutting measures.
Product development expenses for the first six months of fiscal year 2009 of $10,686, or 19.4 percent of sales, decreased $1,755, or 14 percent, from $12,441, or 15.9 percent of net sales, for the same period last year. The decrease was primarily a result of lower project consultant costs and other discretionary spending resulting from our cost-cutting actions, lower salaries and benefits due to lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, and a favorable adjustment for performance award units granted in prior years versus recording expense for such awards in the prior year’s period (see Note E).
The Company recorded $4,202 for restructuring charges during the first half of fiscal year 2009. The majority of the charges were recorded in the second quarter, with a favorable adjustment of $3 recorded during the first quarter for severance and related costs, which were recorded in the fourth quarter of fiscal year 2008. See the discussion above and Note O.
Investment income during the first six months of fiscal year 2009 of $232 decreased $751 from $983 for the same period in the prior year. The decrease was due to lower average cash and investment balances, lower interest rates during the period, and a reduction to the interest rate on a long-term note receivable.
As stated earlier, we recorded impairment charges of $670 in the second quarter of fiscal year 2008 related to our long-term investments carried at cost.
For the six months ended March 31, 2009, income taxes were $30,467 on a pre tax-tax loss of $12,171. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal 2009 forecast downward to reflect continuing weakness in the end markets in which serve. As a result of this negative evidence we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets.

For the six months ended March 31, 2008, income taxes were $311 on income before taxes of $2,385. The effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts of the research tax credit, favorable differences between the prior year tax return and the prior year provision and tax benefits related to foreign income primarily related to tax rates lower than the U.S. statutory tax rate. These benefits were partially offset by taxes paid to U.S. state and local jurisdictions, an increase in the accrual for contingent tax liabilities and other permanent differences.
The Company reported a net loss of $42,638, or $2.73 per share, for the first six months of fiscal 2009, compared with net income of $2,074, or $0.13 per diluted share, for the first half of fiscal 2008. Included in the current six month results is an unfavorable discrete tax adjustment of approximately $1.92 per share, as well as restructuring and other charges related to cost-cutting actions taken in January and February 2009.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Current assets:
Cash and cash equivalents	$26,552	$22,073
Restricted cash	1,055	—
Short-term investments	1,041	5,700
Accounts receivable and other, net	11,490	17,265
Total inventories	12,416	19,823
Deferred income taxes	798	5,483
Prepaid expenses	1,990	2,079

Total current assets	55,342	72,423

Current liabilities:
Short-term debt	590	23
Accounts payable	4,930	7,325
Accrued payroll and related expenses	4,748	7,073
Other accrued expenses	5,457	6,142
Income taxes payable	1,168	1,174

Total current liabilities	16,893	21,737

Working capital	$38,449	$50,686

Working capital decreased during the first half of fiscal year 2009 by $12,237. Current assets decreased during the period by $17,081, while current liabilities decreased $4,844. During the first quarter of fiscal year 2009, we converted $12,500 of investments, including our investments in auction rate securities, to cash. The $12,500 included $6,120 of auction rate securities (net of a valuation allowance of $680), which were classified as long-term at September 30, 2008. The Company no longer holds any auction rate securities. Short-term investments at March 31, 2009, include certificates of deposits. Accounts receivable and other, net decreased $5,775 during the period primarily due to lower net sales and improved collections. Days sales outstanding were 40 at March 31, 2009, and 47 at September 30, 2008. Inventories decreased $7,407 during the period, with $4,020 of the decrease due to the write-off related to the discontinuance of our parametric test product line. See Note O. The remainder of the decrease was due to vigilant inventory management. Inventory turns were 2.6 at March 31, 2009, and 2.7 at September 30, 2008. Deferred income taxes decreased $4,685 primarily due to the establishment of a valuation reserve against the U.S. deferred tax assets. See Note N. With regard to the decrease in current liabilities, accounts payable decreased $2,395 primarily due to the decrease in business during the period. Accrued payroll and related expenses decreased $2,325 due to the scheduled pay-outs of deferred compensation, lower incentive compensation tied to lower sales levels, lower accrued salaries due to the reduction in headcount during the period, and lower accrued 401(k) withholding due to the cost-cutting actions the Company has taken. Additionally, the Company paid out $2,179 in salaries and related benefits due to the reductions in headcount that took place in September 2008, and January and February 2009. Included in the Accrued payroll and related expenses balance at March 31, 2009 is $1,317 of severance and related benefits, the majority of which are expected to be paid out during the remainder of fiscal year 2009. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$(2,964)	$306
Investing activities	8,924	10,774
Financing activities	(1,359)	(6,106)
Operating activities. Cash used in operating activities was $2,964 for the first six months of fiscal year 2009 compared with cash generated of $306 in the same period last year, a decrease of $3,270. The primary cause of the decrease was lower net income, partially offset by higher non-cash charges for the write-down of inventory and fixed assets related to the discontinuance of a product line (see Note O) and the establishment of a valuation reserve against our U.S. deferred tax assets (see Note N), as well as changes in working capital. Changes in working capital were described above in section titled Working Capital. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing activities. Cash provided by investing activities was $8,924 for the first half of fiscal year 2009 compared with $10,774 in the same period last year. Payments for property, plant and equipment decreased $582 as a result of our cost-cutting actions. During the period, we reclassified $1,055 of cash to restricted cash. Per the terms of our credit agreement, as amended, we are required to maintain a cash reserve equal to the sum of the outstanding debt balance and open letters of credit. See Note G. We purchased short-term investments of $1,041 and sold short-term investments generating $12,550 in cash during the first half of 2009 as discussed above in Working Capital. During the 2008 period, we purchased short-term investments of $10,725 and sold short-term investments of $23,561. Short-term investments totaled $1,041 at March 31, 2009, as compared to $11,707 at March 31, 2008. At March 31, 2008, we reclassified $7,020 of auction rate securities, net of a $780 temporary mark-to-market fair value adjustment, from short-term investments to long-term investments. See Note M.
Financing activities. Cash used in financing activities was $1,359 in the first half of fiscal year 2009 as compared to $6,106 last year. During the 2009 first half, we repurchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During the first half of 2008, we repurchased 434,000 Common Shares for $4,216 at an average cost of $9.71 per share including commissions. The Company’s share repurchase program expired in February 2009. See Note F. Short-term debt was $590 at March 31, 2009, versus $26 at March 31, 2008.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At March 31, 2009, we had available unused lines of credit with domestic and foreign banks aggregating $8,909, which was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.

Financial Condition
Following is a discussion of material changes in the Company’s statement of financial position from September 30, 2008 to March 31, 2009, other than changes in working capital that are discussed above.
Current deferred income taxes decreased $4,685 to $798 at March 31, 2009, and long-term deferred income taxes decreased $25,168 to $929 at March 31, 2009, primarily due to the valuation allowance recorded against U.S. deferred tax assets, which we recorded at December 31, 2008. See Note N.
Prepaid pension assets decreased $8,297 to $5,745 at March 31, 2009. In accordance with the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a curtailment associated with restructuring and exit activities, which occurred during the second quarter of fiscal year 2009, was recorded related to the United States plan. The United States plan assets were remeasured at February 28, 2009. As a result, the United States prepaid pension asset balance of $7,955 at September 30, 2008 was written-down to $0 and a liability of $10,078 was recorded as of March 31, 2009. See Note L. The balance at March 31, 2009 consists of the indirect insurance the Company purchased, which is expected to be available for use as German pension liabilities of $5,560 mature.
Other assets decreased $7,179 to $3,895 at March 31, 2009, primarily due to the redemption of $6,120 (net of a valuation allowance of $680) of auction rate securities that were classified as long-term to cash during the December 31, 2008 quarter.
Pension liability increased $9,790 to $16,416 at March 31, 2009, primarily due to the remeasurement of the United States pension plan assets described above.
Accumulated other comprehensive loss increased $17,600 to $19,473 at March 31, 2009, primarily due to a charge in other comprehensive loss of $17,730 for the pension curtailment and remeasurement described above. For a detailed analysis of the change in accumulated other comprehensive loss see Note I.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the statement did not have a material impact on our consolidated financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires, among other things, enhanced disclosure about the volume and nature of derivative and hedging activities and a tabular summary showing the fair value of derivative instruments included in the statement of financial position and statement of operations. SFAS 161 also requires expanded disclosure of contingencies included in derivative instruments related to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009, and the statement did not have a material impact on our consolidated financial statements.
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
The Company maintains a short-term investment portfolio which may consist of United States government backed notes and bonds, corporate notes and bonds, and mutual funds consisting primarily of government notes and bonds. An increase in interest rates would decrease the value of certain of these investments. However, in management’s opinion, a ten percent increase in interest rates would not have a material impact on our results of operations, financial position or cash flows.
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2008 Form 10-K, except for the following
Compliance with NYSE listing standard
In February 2009, the Company announced that it had been notified by the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s continued listing standards. The Company was considered below criteria established by the NYSE because the Company’s total market capitalization had been less than $75 million over a consecutive 30 trading-day period, and its last reported shareholders’ equity was less than the exchange’s $75 million requirement. In accordance with the NYSE procedures, the Company submitted a plan to the NYSE demonstrating how it intends to comply with the NYSE’s continued listing standards within 18 months of the non-compliance notification. In April 2009, the Company announced that it had received notification from the NYSE that the NYSE had accepted the Company’s proposed plan for continued listing. As a result of the acceptance, the Company’s Common Shares will continue to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the plan. If we are not able to meet the goals set forth in our plan of compliance and return to and maintain compliance with the NYSE standards, our stock will be delisted from trading on the NYSE. As a result, we would need to find another market on which our stock can be listed or our stock would cease to be traded on an active market, which could result in a reduction in the liquidity of our stock and a reduction in demand for our stock.
Regardless of this plan, if our average market capitalization over a 30 trading-day period would fall below $15 million (this standard was temporarily lowered by the NYSE from $25 million to $15 million until June 30, 2009), the NYSE would be expected to start immediate delisting procedures.
Financial crisis affecting the banking system and financial markets
The recent financial crisis and going concern threats of investment banks and other financial institutions has resulted in a tightening of the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There have been and may continue to be a number of follow-on effects from the credit crisis on our business, including inability of customers to obtain credit to finance purchases of our products, insolvency of our customers, and decreased interest income resulting from lower rates on our cash and investments. If our customers cease ordering or are unable to pay for our products, our results of operations, financial position and liquidity may be adversely affected. Additionally, we maintain cash and investments in a number of financial institutions throughout the world. Not all our cash and investments are backed by government guarantees. Our cash or investment position at an individual financial institution may exceed that which is guaranteed by the U.S. government and related agencies. If any of the financial institutions at which we maintain cash and investments were to experience financial difficulties leading to their insolvency, our financial position could be adversely affected.

ITEM 4. Submission of Matters to a Vote of Security Holders.
On February 7, 2009, the registrant conducted its Annual Meeting of Shareholders. The following matters were brought before the shareholders for vote at this meeting:
Proposal 1 — Election of Directors:

	FOR	WITHHELD

Joseph P. Keithley	31,590,547	721,612
Brian R. Bachman*	10,144,156	689,010
James B. Griswold	31,648,191	663,995
Leon J. Hendrix, Jr.	31,665,676	646,510
Brian J. Jackman*	10,292,794	538,372
Dr. N. Mohan Reddy*	10,290,433	540,733
Thomas A. Saponas	31,773,694	538,492
Barbara V. Scherer	31,757,933	554,253

*	Elected by holders of Common Shares only.
Proposal 2 — To approve the Keithley Instruments, Inc. 2009 Stock Incentive Plan

FOR	24,618,147
AGAINST	5,590,193
ABSTAIN	605,553
Proposal 3 — To ratify the selection of PricewaterhouseCoopers LLP as Keithley Instruments, Inc.’s independent accountants for the fiscal year ending September 30, 2009

FOR	31,949,868
AGAINST	347,839
ABSTAIN	14,479
No other matters were brought before shareholders for a vote at the meeting.
ITEM 6. Exhibits.
(a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number		Exhibit

10.1		Sixth Amendment to Credit Agreement, dated March 31, 2009.

10.2		Pledge, Assignment and Security Agreement, dated March 31, 2009.

31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: May 11, 2009	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit

10.1		Sixth Amendment to Credit Agreement, dated March 31, 2009.

10.2		Pledge, Assignment and Security Agreement, dated March 31, 2009.

31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.