Form 10-Q
period 2009-06-30
KEITHLEY INSTRUMENTS INC
filed 2009-08-10
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES ☑ NO ☐
Indicate by check whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company.)	Smaller reporting company ☐
Indicate by check whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of August 6, 2009 there were outstanding 13,572,445 Common Shares (net of shares repurchased and held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$25,542	$22,073
Restricted cash	558	—
Short-term investments	868	5,700
Accounts receivable and other, net	10,926	17,265
Inventories	10,389	19,823
Deferred income taxes	559	5,483
Prepaid expenses	1,761	2,079

Total current assets	50,603	72,423

Property, plant and equipment, at cost	54,633	54,326
Less-Accumulated depreciation	43,049	41,174

Property, plant and equipment, net	11,584	13,152

Deferred income taxes	996	26,097
Intangible assets	980	1,190
Prepaid pension assets	6,066	14,042
Other assets	4,002	11,074

Total assets	$74,231	$137,978

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$199	$23
Accounts payable	3,997	7,325
Accrued payroll and related expenses	4,009	7,073
Other accrued expenses	4,968	6,142
Income taxes payable	1,039	1,174

Total current liabilities	14,212	21,737

Long-term deferred compensation	1,950	2,561
Deferred income taxes	69	65
Long-term income taxes payable	2,737	2,919
Pension liability	16,889	6,626
Other long-term liabilities	791	768
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,911,117 at June 30, 2009 and 14,722,585 at September 30, 2008	186	184
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at June 30, 2009 and September 30, 2008	27	27
Capital in excess of stated value	38,741	38,930
Retained earnings	33,263	80,759
Accumulated other comprehensive loss	(19,234)	(1,873)
Common shares held in treasury, at cost	(15,400)	(14,725)

Total shareholders’ equity	37,583	103,302

Total liabilities and shareholders’ equity	$74,231	$137,978

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net sales	$23,438	$40,955	$78,469	$119,331

Cost of goods sold	10,953	17,191	34,657	48,588
Inventory write-off and accelerated depreciation for discontinued product line	—	—	2,540	—

Gross profit	12,485	23,764	41,272	70,743

Selling, general and administrative expenses	11,678	17,441	37,952	49,869

Product development expenses	3,655	6,771	14,341	19,212

Restructuring and other charges (See Note O)	—	—	4,202	—

Operating (loss) income	(2,848)	(448)	(15,223)	1,662

Investment income	42	338	274	1,321

Interest expense	(19)	(15)	(47)	(53)

Impairment of long-term investments	—	—	—	(670)

(Loss) income before income taxes	(2,825)	(125)	(14,996)	2,260

Income tax provision (benefit)	601	(86)	31,068	225

Net (loss) income	$(3,426)	$(39)	$(46,064)	$2,035

Basic (loss) earnings per share	$(0.22)	$(0.00)	$(2.95)	$0.13

Diluted (loss) earnings per share	$(0.22)	$(0.00)	$(2.95)	$0.13

Cash dividends per Common Share	$.0125	$.0375	$.0875	$.1125

Cash dividends per Class B Common Share	$.01	$.03	$.07	$.09

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(46,064)	$2,035
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,642	3,007
Stock-based compensation	(303)	2,075
Non-cash restructuring charges and inventory write-down	4,498	—
Loss on the disposition/impairment of assets	92	746
Deferred income taxes	29,982	(1,926)
Other items not affecting outlay of cash	158	120
Changes in working capital	3,947	(7,391)
Other operating activities	623	(808)

Net cash used in operating activities	(4,425)	(2,142)

Cash flows from investing activities:
Payments for property, plant and equipment	(1,544)	(2,768)
Restricted cash	(558)	—
Purchase of short-term investments	(868)	(13,225)
Sale of short-term investments	12,500	31,586

Net cash provided by investing activities	9,530	15,593

Cash flows from financing activities:
Net borrowing (payment) of short term debt	174	(606)
Cash dividends	(1,330)	(1,734)
Purchase of treasury shares	(787)	(4,700)
Proceeds from stock purchase and option plans	136	153
Excess tax benefits from stock-based compensation arrangements	92	81

Net cash used in financing activities	(1,715)	(6,806)

Effect of exchange rate changes on cash	79	623

Increase in cash and cash equivalents	3,469	7,268
Cash and cash equivalents at beginning of period	22,073	12,888

Cash and cash equivalents at end of period	$25,542	$20,156

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)
A.	Nature of Operations
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
B.	Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at June 30, 2009 and 2008, and for the three and nine month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2009 and 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2008, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008 (the “2008 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2008 Form 10-K.
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
Inventory
Inventory is comprised of the following:

	June 30, 2009	September 30, 2008

Raw materials	$5,627	$12,325
Work in process	793	1,261
Finished products	3,969	6,237

Total inventories	$10,389	$19,823

Reclassifications
Certain reclassifications have been made to prior years’ financial statements and the notes to conform to the current year presentation.
C.	Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the statement did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Effective September 30, 2009, the Company will change its measurement date to September 30th and does not expect that the change in measurement date provision of this Statement will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 became effective for us on April 1, 2009 and we have included the additional disclosure information required by FSP FAS 107-1 and APB 28-1 within Note M — Investments and Notes Receivable of the Notes to the condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements. We have evaluated subsequent events through August 10, 2009, which is the date of our Form 10-Q filing.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is October 1, 2010 for us. We do not believe the adoption of this Standard will have a material effect on our financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS No. 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s results of operations, cash flows or financial positions. We will adjust historical GAAP references in our Annual Report on Form 10-K to reflect accounting guidance references included in the codification.

D.	Earnings Per Share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation for the relevant periods is set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(3,426)	$(39)	$(46,064)	$2,035

Weighted averages shares outstanding	15,648,996	15,772,488	15,625,851	15,899,263
Dilutive effect of stock awards	—	—	—	206,252
Assumed purchase of stock under stock purchase plan	—	—	—	760

Weighted average shares used for dilutive earnings per share	15,648,996	15,772,488	15,625,851	16,106,275

Basic (loss) earnings per share	$(0.22)	$(0.00)	$(2.95)	$0.13
Diluted (loss) earnings per share	$(0.22)	$(0.00)	$(2.95)	$0.13
Due to the net loss for the three months ended June 30, 2009 and 2008, 34,608 and 255,366 shares were excluded from the dilutive calculation from stock awards and the stock purchase plan, respectively. For the nine months ended June 30, 2009, 22,766 shares were excluded.
E.	Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”), and the Company’s shareholders approved it on February 7, 2009. No awards have been granted from the 2009 Stock Plan as of June 30, 2009. The Company has three other equity-based compensation plans that have options currently outstanding, one of which may still be used to grant stock-based compensation awards to employees and Directors. No new awards may be granted from the two other plans as they have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by SFAS No. 123(R) — Share-Based Payments. Additionally, no shares were issued pursuant to the ESPP during the first nine months of fiscal year 2009 or 2008.

Compensation costs recorded
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the nine months ended June 30, 2009 represents net compensation income, and includes favorable adjustments of approximately $950 for performance award units granted in fiscal years 2007 and 2008, which we currently expect will not vest as the performance targets are not expected to be met. The table below summarizes stock-based compensation expense (income) recorded under SFAS 123R for the three and nine-month periods ended June 30, 2009 and 2008, which was allocated as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Cost of goods sold	$16	$56	$(73)	$161
Selling, general and administrative expenses	182	554	(77)	1,610
Product development expenses	35	105	(153)	304

Stock-based compensation included in operating expenses	233	715	(303)	2,075
Estimated tax impact of stock-based compensation	—	232	—	673

Stock-based compensation expense (income), net of tax	$233	$483	$(303)	$1,402

Although the Company is currently in a net operating loss position in the United States, it was able to recognize an excess tax benefit of $92 during the first nine months of fiscal year 2009 due to a 2008 tax return provision adjustment. The excess tax benefits recognized during the first nine months of fiscal year 2008 was approximately $81.
As of June 30, 2009, there was a total of approximately $1,122 of pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Stock option activity
During the first nine months of fiscal 2009, the Company granted 309,050 non-qualified stock options with a weighted average exercise price of $3.05 to officers and other key employees. During the first nine months of fiscal year 2008, the Company granted non-qualified stock options to purchase 146,125 shares at a weighted average exercise price of $9.13 per share. The exercise price of the options granted in both years is equal to the fair market value on their respective grant date. The options have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four.
The fair value of the options granted during the first nine months of fiscal year 2009 and 2008 was $1.08 and $3.01 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during these periods:

	Nine Months	Nine Months
	Fiscal 2009	Fiscal 2008

Expected life (years)	4.75	4.75
Risk-free interest rate	1.90%	3.84%
Volatility	49%	38%
Dividend yield	2.50%	1.64%
Performance award units
No performance award units were granted during the first nine months of fiscal year 2009, and instead officers and other key employees received non-qualified stock options and restricted award units. During the first nine months of fiscal year 2008, the Company granted 172,475 performance award units to officers and other key employees with a weighted-average fair market value per unit on the respective grant dates of $9.13. The performance award unit agreements granted during the prior fiscal year provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The award period for performance award units issued in fiscal year 2008 will end on September 30, 2010. The final number of units earned pursuant to an award may range from a minimum of no units to a maximum of twice the initial award. The awards currently outstanding may be adjusted in 25 percent increments. The number of units earned will be based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital during the applicable performance period as defined in the performance award unit agreements.

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
Restricted award units
During the first nine months of fiscal year 2009, the Company granted 125,800 restricted award units to officers and key employees. The awards have a fair market value per unit of $2.99 based upon the fair value of the Company’s stock on the award date. During the first nine months of fiscal year 2008, the Company granted 20,225 restricted award units to key employees other than officers. The awards have a weighted average fair market value per unit of $9.15 based upon the fair value of the Company’s stock on the award dates. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement.
Directors’ equity plans
Prior to fiscal year 2009, each non-employee Director had received an annual Common Share grant equal to $58. As a result of the Company’s low stock price, in December 2008, the Company’s Compensation and Human Resources Committee of the Board of Directors determined that it should limit the number of Common Shares to be issued to each non-employee Director with respect to his or her annual Common Share grant to 3,000 shares per quarter. This limits the dilution to shareholders and will have the effect of lowering the non-employee Directors’ total compensation if the Common Share price is below $4.83 per share. The Common Shares are to be issued out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan. During the first nine months of fiscal year 2009, 84,045 shares were issued at a weighted average price of $3.48 per share for a total expense of $292. During the first nine months of fiscal year 2008, 39,348 shares were issued at a weighted average fair market value per share of $9.95 per share for a total expense of $391.
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
No shares were purchased during the third quarter of fiscal year 2009, as the 2007 Program expired and was not replaced. During the first half of fiscal year 2009, the Company purchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During the first nine months of fiscal year 2008, the Company purchased 482,300 Common Shares for $4,700 at an average cost per share of $9.74 including commissions. At June 30, 2009 and 2008, 1,377,648 and 1,056,615 Common Shares remained in treasury at an average cost, including commissions, of $9.94 and $10.84, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the condensed consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 210,039 and 183,588 at June 30, 2009 and 2008, respectively.

G.	Financing Arrangements
Effective March 31, 2009, the Company amended its $10,000 credit agreement. The revised agreement consists of a $5,000 facility ($199 of short-term debt and $359 of standby letters of credit outstanding at June 30, 2009) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The agreement no longer contains debt covenants, but requires cash to be pledged against outstanding borrowings. The expiration date of March 31, 2011 remains unchanged. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,493 ($0 outstanding at June 30, 2009). At June 30, 2009, the Company had total unused lines of credit with domestic and foreign banks aggregating $5,935, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
H.	Accounting for Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the condensed consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At June 30, 2009, the Company had obligations under foreign exchange forward contracts to sell 1,875,000 Euros, 225,000 British pounds and 150,000,000 Yen at various dates through September 2009.
At June 30, 2009 and September 30, 2008, the fair values of the derivative instruments are recorded on the condensed consolidated balance sheets as follows.

	June 30, 2009	September 30, 2008

Assets:
Contract value	$1,193	$3,739
Fair value	1,186	3,499

Total asset	7	240

Liabilities:
Contract value	3,195	2,353
Fair value	3,373	2,392

Total liability	(178)	(39)

Net (liability) asset	$(171)	$201

The net asset or net liability balances are included in the line items “Prepaid expenses” or “Other accrued expenses” on the Company’s condensed consolidated balance sheets. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from level 2 inputs as defined by SFAS No. 157.

Set forth below are the amounts and location of (gains) and losses on derivative instruments and related hedged items reclassified from other comprehensive income and included in the income statement. At June 30, 2009, the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $83, which is expected to be reclassified into earnings in the next three months. See Note I — Comprehensive Income, for gains and losses recognized in Comprehensive (loss) income.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
Financial Statement Line Item	2009	2008	2009	2008
Cost of goods sold	$157	$125	$82	$446
The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At June 30, 2009, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.
I.	Comprehensive Income
Comprehensive (loss) income for the three and nine month periods ended June 30, 2009 and 2008 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(3,426)	$(39)	$(46,064)	$2,035

Unrealized (losses) gains on value of derivative securities, net of tax	(43)	114	(154)	48
Net unrealized investment (losses) gains, net of tax	—	(4)	442	(488)
Pension liability adjustment (see Note L)	—	—	(17,730)	—
Foreign currency translation adjustments	282	(30)	81	606

Comprehensive (loss) income	$(3,187)	$41	$(63,425)	$2,201

J.	Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped. Long-lived assets are defined as Property, plant and equipment, net.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales:
United States	$6,308	$10,141	$20,065	$27,542
Other Americas	424	1,051	1,388	2,311
Germany	2,804	4,911	10,197	16,825
Other Europe	4,762	8,869	16,814	24,512
Japan	1,882	3,239	10,462	13,015
China	3,750	6,776	9,140	15,826
Other Asia	3,508	5,968	10,403	19,300

	$23,438	$40,955	$78,469	$119,331

	At June 30,	At September 30,
	2009	2008
Long-lived assets:
United States	$10,159	$11,749
Other	1,425	1,403

	$11,584	$13,152

K.	Guarantor’s Disclosure Requirements
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties is immaterial for the three and nine month periods ending June 30, 2009 and 2008.
A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2009 and 2008 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Beginning balance	$506	$784	$701	$722
Accruals for warranties issued during the period	242	411	729	1,085
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(20)	(27)	(81)	(123)
Settlements made (in cash or in kind) during the period	(222)	(372)	(843)	(888)

Ending balance	$506	$796	$506	$796

L.	Pension Benefits
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

In accordance with the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a curtailment charge of $28 associated with restructuring and exit activities, which occurred during the second quarter of fiscal year 2009, was recorded related to the United States plan. Additionally, a retained earnings adjustment of $102 was recorded for the three-month stub period from June 30 to September 30, 2008, and a decrease of $17,730 was recorded to accumulated other comprehensive loss. The United States plan assets were remeasured at February 28, 2009, resulting in a change in the net balance sheet position from an asset of $7,955 at September 30, 2008 to a liability of $10,050 at February 28, 2009. The following table sets forth the funded status of the Company’s United States benefit plan at June 30, 2009:

Change in projected benefit obligations:
Benefit obligation at September 30, 2008	$36,594
Service cost	1,039
Interest cost	1,677
Actuarial loss	486
Benefits paid	(811)
Curtailment	(495)

Benefit obligation at February 28, 2009	$38,490

Change in plan assets:
Fair value of plan assets at September 30, 2008	$44,549
Actual return on pension assets	(15,298)
Employer contributions	—
Benefits paid	(811)

Fair value of plan assets at February 28, 2009	$28,440

Pension liability at February 28, 2009	$(10,050)
Service cost earned during March — June 2009	(489)
Interest cost on project benefit obligation — March — June 2009	(867)
Expected return on plan assets — March — June 2009	1,246

Pension liability at June 30, 2009	$(10,160)

A summary of the components of net periodic pension cost based upon a measurement date of February 28, 2009 for the U.S. plan and June 30, 2008 for the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Service costs-benefits earned during the period	$367	$419	$46	$61
Interest cost on projected benefit obligation	650	589	110	108
Expected return on plan assets	(934)	(884)	(19)	(20)
Net loss recognition	23	20	—	—
Amortization of transition asset	—	—	—	6
Amortization of prior service cost	9	45	2	1

Net periodic benefit cost	$115	$189	$139	$156

	United States Plan		German Plan
	For the Nine Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Service costs-benefits earned during the period	$1,138	$1,257	$134	$174
Interest cost on projected benefit obligation	1,915	1,767	322	313
Expected return on plan assets	(2,846)	(2,650)	(54)	(58)
Net loss recognition	31	62	—	—
Amortization of transition asset	—	—	—	17
Amortization of prior service cost	49	134	4	4
Curtailment expense	28	—	—	—

Net periodic benefit cost	$315	$570	$406	$450

The Company expects to contribute approximately $750 to its United States Plan before September 30, 2009.

M.	Investments and Notes Receivable
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
At June 30, 2009 and September 30, 2008, the caption “Long-term investments” on the condensed consolidated balance sheet included $0 and $6,120 of auction rate securities, respectively. The auction rate securities at September 30, 2008 were private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities, including those securities held by the Company at September 30, 2008, had failed during the 2008 period making a portion of our auction rate securities not readily convertible to cash until there was a successful auction for them. We continued to receive interest income associated with the auction rate securities. At March 31, 2008, we recorded a temporary mark-to-market fair value adjustment of $780 through other comprehensive income related to these investments. During the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009, $100 and $680, respectively, of the temporary loss was reversed through other comprehensive income as these investments were redeemed at par value.
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
At June 30, 2009 and September 30, 2008, the caption “Other assets” on the condensed consolidated balance sheets included a note receivable of $1,753 (net of a $1,500 valuation allowance) for principle plus accrued interest. This note, including interest, becomes payable on demand on or after September 21, 2016. The fair market value was determined by examining the collateral value of the assets pledged by the grantor on the balance sheet dates based upon financial information provided by the grantor.
N.	Income Taxes
Income tax expense for the third quarter ended June 30, 2009, was $601 on a loss before taxes of $2,825. This compared with an income tax benefit of $86 on a loss before taxes of $125 for the third quarter ended June 30, 2008. The Company is recording tax expense despite reflecting a loss before tax because it was unable to record a tax benefit on the third quarter 2009 losses incurred in the United States and certain other foreign jurisdictions. In addition, the Company recorded tax expense for other foreign operations’ results, discrete tax expense for prior year’s taxes and contingent liabilities. The effective tax rate for the quarter ended June 30, 2008 was greater than the U.S. federal statutory tax rate due to the impact of favorable net tax benefits claimed against a small operating loss. The favorable tax benefits included the settlement of tax audits. These benefits were partially offset by the net impact of changes to tax credits, other increases for contingent tax liabilities, and provision return adjustments.
For the nine months ended June 30, 2009, income taxes were $31,068 on a loss before taxes of $14,996. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal year 2009 forecast downward to reflect continuing weakness in the end markets in which serve. As a result of this negative evidence, we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets.

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
As of June 30, 2009, the Company had gross unrecognized tax benefits of $5,695, an increase of approximately $307 from September 30, 2008. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,883. The Company anticipates a decrease in its unrecognized tax positions of approximately $650 over the next 12 months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax position as income tax expense. As of June 30, 2009, the Company had accrued $1,629 of interest and penalties related to uncertain tax positions.
O.	Restructuring and Other Charges
During the fourth quarter of fiscal year 2008, the Company recorded $1,377 of severance and related charges resulting from a global reduction in force of approximately five percent of its total workforce. The obligations incurred related to this action are substantially complete with the remaining balance expected to be paid by September 30, 2009. We recorded additional expense of $0 and $2 for the three and nine months ended June 30, 2009, respectively.
In response to the continuing deterioration of economic conditions, in January 2009, the Company implemented additional cost reduction actions including a reduction in its worldwide work force of approximately seven percent, which includes the impact of an early retirement program. These charges totaled $1,190, the majority of which relate to amounts incurred in connection with one-time termination benefits, and are included on the “Restructuring and other charges” caption on the condensed consolidated statements of operations. The Company expects the majority of these benefits will be paid during the remainder of fiscal year 2009.
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

Product line exit costs
Restructuring and other charges:
Severance and related benefits	$1,052
Sales demonstration inventory write-off	1,579
Write-down of fixed assets	341
Pension plan curtailment charge	28
Lease termination charge	10

3,010

Inventory write-off and accelerated depreciation for discontinued product line (included in Cost of goods sold)	2,540

$5,550

A reconciliation of the changes in the aggregated accrued severance and related balance for the nine-month period ended June 30, 2009 is as follows:

Balance at October 1, 2008	$1,252
Expense booked through the income statement	2,242
Adjustment to previously recorded expense	2
Payments made during the period	(3,021)

Balance at June 30, 2009	$475

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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months of fiscal year 2009, semiconductor orders comprised approximately 20 percent of our total orders; wireless communications orders were about five percent; precision electronic components/subassembly manufacturers were approximately 30 percent, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 40 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronic components/subassembly manufacturers, have historically been very cyclical and have experienced periodic downturns. Our customers across all industries and geographies demonstrated reduced order patterns, which began during the later part of our fourth quarter of fiscal 2008 and has continued in fiscal year 2009, due to the global economic recession. In response to the order contraction we experienced, we have taken actions in the fourth quarter of fiscal year 2008 and the second quarter of 2009 to reduce our operating expenses. These actions included reductions in force in September 2008 and January 2009; the announced discontinuance of our S600 series parametric test product line in February 2009; a hiring freeze with the exception of a few critical replacements; a reduction in our capital expenditures, and travel and other discretionary spending; a pay reduction effective January 1, 2009 for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees; the suspension of the annual bonus program for management and lower sales commissions payments to the sales force; and the suspension of the Company’s 401(k) match beginning January 1, 2009. The cost savings of these actions has significantly reduced operating expenses.
As mentioned above, in February 2009, we announced the discontinuance of our S600 series parametric test product line. We will continue to accept orders for the S600 products until February 2010, and will continue to provide technical support, calibration, and repair services for five years through February 2014. The S600 series testers serve the semiconductor industry by providing fully-automated high-volume parametric test applications. The financial crisis that precipitated the global economic recession had analysts projecting a greater decline in capital equipment spending for semiconductor production applications in calendar year 2009 than occurred in 2008. Some device companies and semiconductor manufacturing foundries have announced their expectations that device demand will be slow to resume to prior levels. Orders for our S600 Series product line serving these customers had been declining for many quarters as a result of this significant reduction in capital spending. Based on these facts and because we did not believe we could achieve results from this product line that are consistent with our business model, in the second quarter of fiscal year 2009, we made the decision to discontinue the product line. Although we will no longer pursue fully-automated high-volume parametric test applications, we remain focused on serving the semiconductor industry’s research and development, and low-volume production test applications with our DC instrumentation, Model 4200 Semiconductor Characterization System, and Automated Characterization Suite (ACS) family of products.

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
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plan and stock compensation plans.
Results of Operations
Third Quarter Fiscal Year 2009 Compared with Third Quarter Fiscal Year 2008
Net sales of $23,438 for the third quarter of fiscal year 2009 decreased 43 percent as compared to the prior year’s third quarter sales of $40,955 primarily due to the global economic recession as described in the section titled “Business Overview” above. The effect of a nine percent weighted-average stronger U.S. dollar negatively impacted sales growth by approximately three percentage points. Geographically, sales were down 40 percent in the Americas, 45 percent in Europe, and 43 percent in Asia. Approximately 70 percent of our sales were generated outside the Americas during the third quarter of fiscal year 2009. On a sequential basis, sales decreased two percent from the second quarter of fiscal year 2009.
Orders of $23,733 for the third quarter decreased 41 percent compared to last year’s orders of $40,515. Geographically, orders decreased 33 percent in the Americas, 27 percent in Europe, and 56 percent in Asia when compared to the prior year. Orders from the Company’s semiconductor customers decreased approximately 55 percent, orders from wireless communications customers decreased approximately 85 percent, orders from precision electronic component and subassembly manufacturers decreased approximately 40 percent, while research and education customer orders increased approximately 15 percent compared to the prior year’s third quarter. The Company had sequential order growth of nine percent versus the second quarter of fiscal 2009. Order backlog decreased $1,303 during the quarter to $11,452 as of June 30, 2009. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales increased to 46.7 percent from 42.0 percent in the prior year’s third quarter. The increase was primarily due to fixed manufacturing costs being spread over lower sales volume, the unfavorable effect of a stronger U.S. dollar, and customer sales mix. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. The effect of foreign exchange hedging increased cost of goods as a percentage of net sales by 0.7 percentage points in the third quarter of fiscal year 2009 and by 0.3 percentage points in the third quarter fiscal year 2008.
Selling, general and administrative expenses of $11,678, or 49.8 percent of net sales, decreased 33 percent from $17,441, or 42.6 percent of net sales, in last year’s third quarter. The decrease was due primarily to lower salaries as a result of lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, lower incentive costs as a result of lower sales and the net loss, the favorable translation impact on expenses outside the United States as a result of a nine percent stronger dollar, and lower discretionary spending due to cost-cutting measures.

Product development expenses for the quarter were $3,655, or 15.6 percent of net sales, down $3,116, or 46 percent, from last year’s $6,771, or 16.5 percent of net sales. The decrease is primarily the result of discontinuing the S600 parametric test product line, which was announced in February 2009, as well as the cost-cutting measures described above.
The Company reported an operating loss for the third quarter of fiscal year 2009 of $2,848 compared to an operating loss of $448 for the prior year’s quarter. The decrease in earnings from operations was primarily the result of an $11,279 decrease in gross margins as a result of lower sales. The decrease in gross margins was partially offset by a 37 percent reduction in operating expenses.
Investment income was $42 for the quarter compared to $338 in last year’s third quarter. The decrease was due to lower interest rates and lower average cash and investment balances, and a reduction to the interest rate on a long-term note receivable.
Income tax expense for the third quarter ended June 30, 2009, was $601 on a loss before taxes of $2,825. This compared with an income tax benefit of $86 on a loss before taxes of $125. The Company is recording tax expense despite reflecting a loss before tax because it was unable to record a tax benefit on the third quarter 2009 losses incurred in the United States and certain other foreign jurisdictions. In addition, the Company recorded tax expense for other foreign operations’ results, discrete tax expense for prior year’s taxes and contingent liabilities. The effective tax rate for the quarter ended June, 30 2008 was greater than the U.S. federal statutory tax rate due to the impact of favorable net tax benefits claimed against a small operating loss. The favorable tax benefits included the settlement of tax audits. These benefits were partially offset by the net impact of changes to tax credits, other increases for contingent tax liabilities, and provision return adjustments. See Note N.
The Company reported a net loss for the quarter of $3,426, or $0.22 per share, compared to a net loss for the quarter of $39, or $0.00 per share, last year. Lower sales and gross margins, lower investment income, and a higher income tax rate, partially offset by lower expenses described above, accounted for the decrease.
Nine Months Ended June 30, 2009 Compared with Nine Months Ended June 30, 2008
Net sales of $78,469 for the nine months ended June 30, 2009, decreased 34 percent from $119,331 reported for the nine-month period last year. The effect of a six percent stronger U.S. dollar negative impacted sales growth by approximately two percentage points. Geographically, net sales were down 28 percent in the Americas, 35 percent in Europe, and 38 percent in Asia.
Orders of $73,136 for the nine months ended June 30, 2009, decreased 39 percent from $120,105 last year. Geographically, orders decreased 31 percent in the Americas, 51 percent in Asia, and 30 percent in Europe. See the “Business Overview” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a breakout of the first nine months of fiscal year 2009 orders by major industry group.
Cost of goods sold as a percentage of net sales increased to 44.2 percent from 40.7 percent for the nine-month period last year. The increase was primarily due to fixed manufacturing costs being spread over lower sales volume, and the unfavorable effect of a six percent stronger U.S. dollar. The effect of foreign exchange hedging on cost of goods sold was not material in either period. Also included in gross profit in the second quarter of fiscal year 2009 was $2,540, or 3.2 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to discontinue its S600 parametric test product line. See Note O.
Selling, general and administrative expenses of $37,952, or 48.3 percent of net sales, decreased 24 percent from $49,869, or 41.8 percent of net sales, in the same period last year. The decrease was due primarily to lower salaries as a result of lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, a favorable adjustment for performance award units granted in prior years versus recording expense for such awards in the prior year’s period (see Note E), lower incentive compensation costs as a result of lower sales and the net loss, and lower discretionary spending due to cost-cutting measures.

Product development expenses for the first nine months of fiscal year 2009 of $14,341, or 18.3 percent of sales, were down 25 percent from $19,212, or 16.1 percent of net sales, for the same period last year. The decrease was primarily a result of lower salaries and benefits due to lower headcount and a 10 percent pay reduction implemented in the United States on January 1, 2009, lower project consultant costs and other discretionary spending resulting from our cost-cutting actions and the discontinuance of the S600 parametric test product line announced in February 2009, and a favorable adjustment for performance award units granted in prior years versus recording expense for such awards in the prior year’s period (see Note E).
The Company recorded $4,202 for restructuring charges during the first nine of fiscal year 2009. The majority of the charges were recorded in the second quarter of fiscal year 2009. See the discussion above and Note O.
Investment income during the first nine months of fiscal year 2009 of $274 decreased $1,047, or 79 percent, from $1,321 for the same period in the prior year. The decrease was primarily due to lower average cash and investment balances, lower interest rates during the period, and a reduction to the interest rate on a long-term note receivable.
We review our investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, during the second quarter of fiscal year 2008, we recorded impairment losses of $670 before taxes, or approximately $0.03 per share after taxes, on our long-term investments carried at cost. Additionally, during the 2008 period we recorded a temporary mark-to-market fair value adjustment through other comprehensive income of $780 related to our investment in auction rate securities. See Note M.
For the nine months ended June 30, 2009, income taxes were $31,068 on a loss before taxes of $14,996. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal year 2009 forecast downward to reflect continuing weakness in the end markets which we serve. As a result of this negative evidence, we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets.
For the nine months ended June 30, 2008, income taxes were $225 on income before taxes of $2,260, an effective tax rate of 10.0 percent. The effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impacts resulting from the settlement of tax audits, favorable differences between the prior year tax return and the prior year provision, and tax benefits related to foreign income. These benefits were partially offset by the net impact of changes to tax credits, and other increases for contingent tax liabilities. Excluding the discrete items mentioned above, the tax rate would have been 33.7 percent for the first nine months of fiscal year 2008. See Note N.
The Company reported a net loss of $46,064, or $2.95 per share, for the first nine months of fiscal 2009, compared with net income of $2,035, or $0.13 per diluted share, for the first nine months of fiscal 2008. Included in the current period’s results is an unfavorable discrete tax adjustment of approximately $1.92 per share, as well as restructuring and other charges related to cost-cutting actions taken in January and February 2009.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Current assets:
Cash and cash equivalents	$25,542	$22,073
Restricted cash	558	—
Short-term investments	868	5,700
Accounts receivable and other, net	10,926	17,265
Total inventories	10,389	19,823
Deferred income taxes	559	5,483
Prepaid expenses	1,761	2,079

Total current assets	50,603	72,423

Current liabilities:
Short-term debt	199	23
Accounts payable	3,997	7,325
Accrued payroll and related expenses	4,009	7,073
Other accrued expenses	4,968	6,142
Income taxes payable	1,039	1,174

Total current liabilities	14,212	21,737

Working capital	$36,391	$50,686

Working capital decreased during the first nine months of fiscal year 2009 by $14,295. Current assets decreased during the period by $21,820, while current liabilities decreased $7,525. During the first quarter of fiscal year 2009, we converted $12,500 of investments, including our investments in auction rate securities, to cash. The $12,500 included $6,120 of auction rate securities (net of a valuation allowance of $680), which were classified as long-term at September 30, 2008. The Company no longer holds any auction rate securities. Short-term investments at June 30, 2009, include certificates of deposits. Accounts receivable and other, net decreased $6,339 during the period primarily due to lower net sales and improved collections. Days sales outstanding were 42 at June 30, 2009, and 47 at September 30, 2008. Inventories decreased $9,434 during the period, with $4,020 of the decrease due to the write-off related to the discontinuance of our parametric test product line. See Note O. Inventory turns were 4.1 at June 30, 2009, and 2.7 at September 30, 2008. Deferred income taxes decreased $4,924 primarily due to the establishment of a valuation reserve against the U.S. deferred tax assets. See Note N. With regard to the decrease in current liabilities, accounts payable decreased $3,328 primarily due to the decrease in business during the period. Accrued payroll and related expenses decreased $3,064 due to the scheduled pay-outs of deferred compensation, lower incentive compensation tied to lower sales levels, lower accrued salaries due to the reduction in headcount during the period, and lower accrued 401(k) withholding due to the cost-cutting actions the Company has taken. Additionally, the Company paid out $3,021 in salaries and related benefits due to the reductions in headcount that took place in September 2008, and January and February 2009. Included in the Accrued payroll and related expenses balance at June 30, 2009 is $475 of severance and related benefits, the majority of which are expected to be paid out during the remainder of fiscal year 2009. Significant changes in cash and cash equivalents and short-term investments are discussed in the “Sources and Uses of Cash” section below.
Sources and Uses of Cash
The following table is a summary of our condensed consolidated statements of cash flows:

	For the Nine Months
	Ended June 30,
	2009	2008
Cash (used in) provided by:
Operating activities	$(4,425)	$(2,142)
Investing activities	9,530	15,593
Financing activities	(1,715)	(6,806)

Operating activities. Cash used in operating activities of $4,425 for the first nine months of fiscal year 2009 increased $2,283 as compared with cash used in operating activities of $2,142 in the same period last year. The primary cause of the increased use of cash was lower net income, partially offset by higher non-cash charges for the establishment of a valuation reserve against our U.S. deferred tax assets (see Note N), and the write-down of inventory and fixed assets related to the discontinuance of a product line (see Note O), as well as changes in working capital. Changes in working capital were described above in the section titled Working Capital. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.
Investing activities. Cash provided by investing activities was $9,530 for the first nine of fiscal year 2009 compared with $15,593 in the same period last year. Payments for property, plant and equipment decreased $1,224 as a result of our cost-cutting actions. During the period, we reclassified $558 of cash to restricted cash. Per the terms of our credit agreement, as amended, we are required to maintain a cash reserve equal to the sum of the outstanding debt balance and open letters of credit. See Note G. We purchased short-term investments of $868 and sold short-term investments generating $12,500 in cash during the first nine months of 2009 as discussed above in Working Capital. During the 2008 period, we purchased short-term investments of $13,225 and sold short-term investments of $31,586. Short-term investments totaled $868 at June 30, 2009, as compared to $6,201 at June 30, 2008. Also, at June 30, 2008, we held $7,020 of auction rate securities, net of a $780 temporary mark-to-market fair value adjustment, which were classified as long-term investments. See Note M.
Financing activities. Cash used in financing activities was $1,715 in the first nine months of fiscal year 2009 as compared to $6,806 last year. The Company’s stock repurchase program expired in February 2009. Prior to its expiration, the Company purchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions during the fiscal year 2009 period. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During the first nine months of fiscal year 2008, the Company purchased 482,300 Common Shares for $4,700 at an average cost per share of $9.74 including commissions. See Note F. Additionally, the Company cut its quarterly dividend by two-thirds during the June 2009 quarter to $0.0125 per Common Share from $.0375 per Common Share in the prior period to conserve cash. Short-term debt was $199 at June 30, 2009, and $283 at June 30, 2008.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At June 30, 2009, we had available unused lines of credit with domestic and foreign banks aggregating $5,935, which was a combination of long-term and short-term depending upon the nature of the indebtedness. See Note G.
Financial Condition
Following is a discussion of material changes in the Company’s statement of financial position from September 30, 2008 to June 30, 2009, other than changes in working capital that are discussed above.
Current deferred income taxes decreased $4,924 to $559 at June 30, 2009, and long-term deferred income taxes decreased $25,101 to $996 at June 30, 2009, primarily due to the valuation allowance recorded against U.S. deferred tax assets, which we recorded at December 31, 2008. See Note N.
Prepaid pension assets decreased by $7,976 to $6,066 at June 30, 2009. In accordance with the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” a curtailment associated with restructuring and exit activities, which occurred during the second quarter of fiscal year 2009, was recorded related to the United States plan. The United States plan assets were remeasured at February 28, 2009. As a result, the United States prepaid pension asset balance of $7,955 at September 30, 2008 was written-down to $0 and a liability of $10,160 was recorded as of June 30, 2009. See Note L. The balance at June 30, 2009 in the prepaid pension account consists of the indirect insurance the Company purchased, which is expected to be available for use as German pension liabilities of $5,871 mature.
Other assets decreased $7,072 to $4,002 at June 30, 2009, primarily due to the redemption of auction rate securities totaling $6,120 (net of a valuation allowance of $680) during the first quarter of fiscal year 2009, which were classified as long-term at September 30, 2008.
Pension liability increased $10,263 to $16,889 at June 30, 2009, primarily due to the remeasurement of the United States pension plan assets described above.

Accumulated other comprehensive loss increased $17,361 to $19,234 at June 30, 2009, primarily due to a charge in other comprehensive loss of $17,730 for the pension curtailment and remeasurement described above. For a detailed analysis of the change in accumulated other comprehensive loss see Note I.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the statement did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the over funded or under funded status of the benefit plan in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs of credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of SFAS No. 158 were effective as of September 30, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Effective September 30, 2009, the Company will change its measurement date to September 30th and does not expect that the change in measurement date provision of this Statement will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective October 1, 2008, and the statement did not have a material impact on our consolidated financial statements.
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
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in a company’s financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements.
In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 became effective for us on April 1, 2009 and we have included the additional disclosure information required by FSP FAS 107-1 and APB 28-1 within Note M — Investments and Notes Receivable of the Notes to the condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 became effective for us on April 1, 2009 and the adoption did not have an impact on our financial statements. We have evaluated subsequent events through August 10, 2009, which is the date of our Form 10-Q filing.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which is October 1, 2010 for us. We do not believe the adoption of this Standard will have a material effect on our financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS No. 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s results of operations, cash flows or financial positions. We will adjust historical GAAP references in our Annual Report on Form 10-K to reflect accounting guidance references included in the codification.
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
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a ten percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore our results of operations, financial position or cash flows.

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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2008 Form 10-K, except for the following:
Compliance with NYSE listing standard
In June 2009, we announced that the New York Stock Exchange (“NYSE”) had notified the Company that it is deemed to be in compliance with the NYSE continued listing requirements. The NYSE recently modified its continued listing requirements for minimum market capitalization and stockholders’ equity to $50 million from $75 million.
The NYSE received approval from the Securities and Exchange Commission for a pilot program, effective retroactively to May 12, 2009, that modifies these continued listing requirements through October 31, 2009. The NYSE has indicated that it anticipates making a subsequent rule filing with the SEC prior to that date to make the rule change permanent. The Company’s market capitalization exceeded the $50 million threshold at the May 12, 2009 effective date, so the NYSE removed the ”.BC” suffix that signified that the Company was not in compliance with the NYSE continued listing standards.
The Company previously announced that it was notified by the NYSE that it had fallen below continued listing criteria established by the NYSE because the Company’s total market capitalization had been less than $75 million over a consecutive 30 trading-day period, while its last reported shareholders’ equity was less than the exchange’s $75 million requirement. The NYSE had previously notified the Company that it had accepted the Company’s proposed plan for continued listing on the NYSE, subject to a quarterly review process by the NYSE.
Currently, the Company’s reported shareholders’ equity is less than the exchange’s $50 million requirement; however, our market capitalization is above the requirement. Factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, which could result in our failure to remain in compliance with the NYSE’s listing standards for market capitalization. In addition to the requirement to maintain market capitalization or shareholders’ equity of at least $50 million, under other listing requirements, if our average market capitalization over a 30 trading-day period would fall below $15 million, the NYSE would be expected to start immediate delisting procedures. If our stock price declines to the point where our compliance with the listing standard requiring a market capitalization of at least $50 million is in jeopardy, we would have 45 days from the receipt of notice from the NYSE to submit a plan to the NYSE to demonstrate our ability to achieve compliance with continued listing standards within 18 months. If the Company was unable to maintain compliance with the NYSE’s continued listing standards or the listing standard does not become permanent, the NYSE could begin delisting procedures and our stock could be delisted from trading on the NYSE. As a result, we would need to find another market on which our stock could be listed or our stock would cease to be traded on an active market, which could result in a reduction in the liquidity of our stock and a reduction in demand for our stock.

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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: August 10, 2009	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ Mark J. Plush
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