Form 10-K
period 2009-09-30
KEITHLEY INSTRUMENTS INC
filed 2009-12-14
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended, SEPTEMBER 30, 2009
Commission File Number 1-9965
KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Address of principal executive offices: 28775 Aurora Road, Solon, Ohio, 44139
Registrant’s telephone number, including area code: (440) 248-0400
Securities registered pursuant to section 12(b) of the Act:

Common Shares, Without Par Value	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $44.11 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.07 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $44.18 million at March 31, 2009, the Registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2009, which was $3.39.
As of December 4, 2009 (last practicable date), there were outstanding 13,599,421 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on February 13, 2010 (the “2010 Annual Meeting”) are incorporated by reference in Part III in this Annual Report on Form 10-K (this “Annual Report”) and are identified under the appropriate items in this Annual Report.

Keithley Instruments, Inc.
10-K Annual Report

Forward-Looking Statements
Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-K include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets into which Keithley sells, conditions of the electronics industry and the economy in general, expected cost savings from recent cost-cutting actions, deployment of our own sales employees throughout the world, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rates, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinion,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
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
We design, develop, manufacture, and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Through November 2009, we had approximately 500 products used to source, measure, connect, control or communicate direct current (DC), radio frequency (RF), or optical signals. Our product offerings include integrated systems solutions, along with instruments and personal computer (PC) plug-in boards that can be used as system components or stand-alone solutions. Our customers are scientists and engineers in the worldwide electronics industry involved with advanced materials research, semiconductor device development and fabrication, and the production of end products such as portable wireless devices.
During fiscal 2009, approximately 20 percent of our orders were received from the semiconductor industry; approximately 5 percent came from the wireless communications customer group; approximately 30 percent came from the precision electronics customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and approximately 40 percent came from research and education customers. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
On November 19, 2009, the Company announced it entered into a Purchase and Sale Agreement (“Purchase Agreement”) with Agilent Technologies, Inc. (“Agilent”) with respect to the sale of its RF product line. Under terms of the Purchase Agreement, the Company sold substantially all assets of the RF product line for a cash purchase price of $9.0 million and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the employees of the RF team. The Company is prohibited from competing against Agilent with respect solely to the RF product line until November 30, 2012. Agilent will continue to support the RF product line for our RF customers. Both Keithley and Agilent agreed to customary indemnification obligations with respect to the representations, warranties and covenants of both parties in the Purchase Agreement. References to the Company’s RF product line contained herein refer to its historical relationship as part of the Company’s operations unless otherwise indicated.
Business Strategy
We have focused our efforts on identifying test applications within segments of the electronics test and measurement industry that have high rates of technology change, long-term growth in demand, and a meaningful market size, and that leverage our measurement capabilities and/ or other test applications. New products are an important factor in our sales growth strategy, and we have generally sought to maintain our investment in product development activity spending levels to expand our product offering and accelerate the introduction of new products. During fiscal 2009, however, the significant decline in our revenues as a result of global economic conditions made it difficult for us to continue product development spending at historical levels. As a result, we selectively reduced these costs, most notably by exiting our S600 parametric test line, reducing worldwide headcounts, eliminating or curtailing various discretionary spending items, and in early fiscal 2010, selling our RF product line. Our product development spending is now more focused on expanding and enhancing our core product lines.
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

We leverage our applications expertise and product platforms to other industries. By concentrating on interrelated industries and product technologies, we are able to gain insight into measurement problems experienced by one set of customers that can be addressed and offered as solutions for others. Our applications knowledge and technology solutions in one area build credibility as we expand to related fields, often using the same measurement platforms that are already proven among a variety of customers.
Product Offerings
During fiscal 2009, 2008 and 2007, we had approximately 500 products used to source, measure, connect, control or communicate direct current, RF or optical signals. Product offerings include integrated systems solutions, along with instruments and PC plug-in boards that can be used as system components or stand-alone solutions. Prices per product vary. Our semiconductor characterization system ranges in price from $30,000 to $75,000. Bench top instruments generally range in price from $1,000 to $25,000 on a stand-alone basis and from $15,000 to $35,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications, and in production test for machine builders and system integrators. Selling prices generally range from $200 to $4,000. In February 2009, we announced the exit of our S600 series parametric test product line. We will continue to accept orders for the S600 products until February 2010, and will continue to provide technical support, calibration, and repair services for five years through February 2014. In November 2009, we sold substantially all of our RF product line, which will continue to be supported by Agilent.
New Products During Fiscal Year 2009
Our objective is to grow faster than the overall test and measurement industry by pursuing applications that outpace overall demand for test and measurement equipment. New products play a critical role in providing us the opportunity to achieve this higher growth rate. During fiscal 2009, we introduced several new products and enhancements that add complementary capability to our product offering. These products provide our customers with critical tools to serve their production test application and research and development needs.
We continued to enhance our Model 4200 Semiconductor Characterization System by adding a variety of hardware, firmware, and software enhancements to serve a broad range of semiconductor research and development groups including those involved with high density integrated circuits, compound semiconductor devices, power transistors, solar cells, and other related technologies. The upgrades include nine new solar cell test libraries, including the latest techniques in thin film profiling. Other enhancements include expanded frequency range for C-V measurements and support for the extended nine-slot Model 4200-SCS instrument chassis. Solar cell applications are increasingly important, given the growing interest and government support for alternative energy technologies.
The Company also introduced the test and measurement industry’s only cabling solution capable of handling DC Current-Voltage (I-V), Capacitance-Voltage and pulsed I-V signals with a single set of cables, eliminating the need for re-cabling when switching between measurement types, and also eliminating the measurement errors that often result from cabling errors. The patented cables are designed for compatibility with Keithley’s Model 4200-SCS, as well as with other test instruments used for characterization.
We announced ACS Basic Edition, characterization and curve tracer software for component test applications. This software product is another addition to Keithley’s powerful Automated Characterization Suite (ACS) family, which provides an integrated solution for test management and analysis with Keithley’s SourceMeter® Instrument family that performs comprehensive device parameter analysis as well as basic curve tracing at a low cost of ownership. While initial ACS systems were designed for larger semiconductor lab applications, ACS Basic Edition systems provide an economical bench-top solution for component test applications.
We released the S530 Parametric Test System that is ideal for low-volume semiconductor device companies and research institutes that contain fabrication facilities. Such customers often require automated systems that provide greater flexibility and a lower price than high-volume parametric test systems. The S530 is based on Keithley’s Automated Characterization Suite test software which can be applied to individual instruments as well as automated test systems such as the S530. The S530 is another demonstration of the Company’s emphasis on serving the semiconductor industry with instruments, software, and systems as well as decades of semiconductor test applications knowledge.
Keithley introduced the Model 3390 50MHz Arbitrary Waveform/Function Generator, a flexible, easy-to-use programmable signal generator with advanced function, pulse and arbitrary waveform capabilities. The Model 3390 features high waveform resolution for its class.
The Company also expanded its Series 3700 System Switch/Multimeter and plug-in card family with a new high speed matrix card, the Model 3731, and a Web-browser-based graphing toolkit. Keithley’s Series 3700 instruments offer scalable, high-performance switching and multi-channel measurements that are strengthened by the array of cards and software used for automated testing of electronic products and components.
With regard to our RF product family, we announced the availability of Model 2920A, which is an upgrade of our RF Vector Signal Generator line for RF engineers with capabilities that reduce signal generation times and enhances signal quality. Additionally, the Model 2920A’s operating mode flexibility is suitable for MIMO device and system R&D applications, as well as in engineering education settings. We also introduced Model 2820A, which adds enhanced measurement capabilities and support for the latest WSDMA standard. Further, we announced Model 2891-IQ Upconverter, which is used in wireless device testing and is compatible with Keithley’s RF Signal Generators and Analyzers. Applications for the Company’s RF test solutions included R&D, product development, and production testing of a growing range of wireless handsets, modules, and subassemblies; femtocells and picocells; wireless chipsets; and wireless infrastructure equipment.
Geographic Markets and Distribution
During fiscal 2009, the majority of our products were manufactured in Ohio and were sold in over 80 countries throughout the world. Our principal markets are Asia, Europe and the United States.
In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the United States, we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. We have subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Italy, Japan, Malaysia and China. We also have sales offices in Belgium, Korea, Taiwan, India, Singapore and Sweden.
Sources and Availability of Raw Materials
Our products require a wide variety of electronic and mechanical components, most of which are purchased. We have multiple sources for the vast majority of the components and materials we use; however, there are some instances in which the components are obtained from a sole-source supplier. If we were unable to purchase components or materials from a sole-source supplier, we could experience a temporary adverse impact on operations; however, we believe alternative sources could be found. Although shortages of purchased materials and components have been experienced from time to time, these items have generally been available as needed.
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
Seasonal Trends and Working Capital Requirements
Our business is not subject to significant seasonal trends. However, many of the industries we serve, including the semiconductor industry, the wireless communications industry and other sectors of the global electronics industry, historically have been cyclical. We generally maintain adequate working capital to support our business and do not have any unusual working capital requirements. During fiscal 2009, many of the industries we serve experienced a severe drop in sales due to global economic conditions. Our sales to these customers also dropped significantly, and we operated at a loss. In response, we implemented a series of cost cutting measures to reduce our losses and the amount of cash needed to support our operations. Throughout the year, we maintained sufficient working capital levels.
Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During the fiscal year ended September 30, 2009, no one customer accounted for more than 10 percent of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.
Backlog
Our backlog of unfilled orders amounted to approximately $12.2 million as of September 30, 2009, and approximately $18.4 million as of September 30, 2008. We expect that substantially all of the orders included in the 2009 backlog will be delivered during fiscal 2010. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of our receipt of orders, the speed with which those orders are filled and our customers’ requested delivery schedules. Accordingly, our backlog as of September 30, 2009, may not necessarily represent the actual amount of shipments or sales for any future period.
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
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $18.0 million in 2009, $25.5 million in 2008 and $25.9 million in 2007, or approximately 18%, 17% and 18% of net sales, respectively, for each of the last three fiscal years.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2009, the Company employed approximately 557 persons, 191 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note M of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During fiscal 2009, non-U.S. sales accounted for more than 70 percent of our revenue. There are several risks attendant to such foreign operations. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which are not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climates generally are stable. The Company also must comply with foreign regulations, which may increase the complexity of conducting its business.
Executive Officers Of The Registrant
Certain information regarding our executive officers is set forth below:

Name	Position	Age

Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	60
Daniel Faia	Vice President Sales and Support	42
Mark A. Hoersten	Vice President Marketing	51
Larry L. Pendergrass	Vice President New Product Development	54
Mark J. Plush	Vice President and Chief Financial Officer	60
Linda C. Rae	Executive Vice President and Chief Operating Officer	44
Joseph P. Keithley was elected Chairman of the Board of Directors in February 1991. He was elected Chief Executive Officer in November 1993, and President in May 1994. He has been a Director since 1986, and was elected Vice Chairman of the Board in February 1988. Mr. Keithley joined the Company in 1976 and held various positions in production, customer service, sales and marketing prior to being elected Vice President of Marketing in 1986. From 1986 until his election to Chief Executive Officer in 1993, Mr. Keithley held various management positions within the Company. He is a director of Brush Engineered Materials, Inc., which in an integrated producer of high performance specialty engineered materials used in a variety of electrical, electronic, thermal and structural applications, and a Director of Nordson Corporation, a worldwide producer of precision dispensing equipment and manufacturer of equipment used in the testing and inspection of electronic components as well as technology-based systems for curing and surface treatment processes.
Daniel Faia joined the Company in February 2009 as Vice President Sales and Support. Prior to joining Keithley, Mr. Faia served as Vice President/Worldwide Sales and Marketing at Eagle Test Systems with responsibility for managing global sales, applications and customer service efforts. Prior to joining Eagle Test, Mr. Faia was employed by Teradyne, Inc. in various sales and product marketing positions from March 1997 to April 2004.
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
Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998. Mr. Plush joined the Company in March 1982 as Controller and has been an officer of the Company since 1989.
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
Available Information
Our website address is http://www.keithley.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) available to the public free of charge through our website as soon as reasonably practicable after making such filings. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A — RISK FACTORS
Current and potential shareholders should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, a global economic slowdown, geopolitical events, changes in laws or accounting rules, terrorism or acts of war, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties currently not known to us or that we currently believe are immaterial also may impair our business.

Cyclicality of the electronics industry and timing of the current economic downturn and large orders
Many of the industries we serve, including but not limited to the semiconductor, wireless communications, and precision electronic industries, have historically been very cyclical and have experienced periodic downturns. Many of these industries are currently experiencing such a downturn, which has been more severe and prolonged than those experienced in the past and which has also resulted in a reduction in demand for equipment, including test and measurement equipment. The current downturn has also tightened credit markets, limiting our customers’ access to capital, and has caused them to reduce order levels. Any of these conditions could impact our ability to effectively manage inventory levels, create unabsorbed costs due to lower net sales and ultimately result in further write downs of assets, which would adversely affect our profitability.
The factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers during the quarter can generally vary between 20-40 percent of our total orders for any given quarter. This can cause our financial results to fluctuate from quarter to quarter, which may have an adverse impact on our stock price.
Rapid technology changes
Our business strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Without the timely introduction of new products, our products will likely become technologically obsolete over time. Our new products may not gain market acceptance and may not result in significant sources of revenue and earnings in the future. In addition, revenues from our current products may not be sufficient to support development expenses for new generations of our current products or expansions of our product line. If we are unable to make new product development investments or such investments do not result in future earnings, our operating results and stock price could be adversely affected.
Competitive factors
The Company competes on the basis of quality, performance, service, product availability, and price, with quality and performance frequently being the most important. There are many firms in the world engaged in the manufacture of electronic measurement instruments, some of which are larger and have greater financial resources than we do and/or have established significant reputations within the test and measurement industry and with the customer base we serve. If any of our competitors were to develop products or services that were more cost-effective or technically superior to ours, or if we were unable to differentiate our product offerings from those of our competitors, demand for our products could slow. Additionally, aggressive competition could cause downward pricing pressure, which would reduce our gross margins or cause us to lose market share.
Dependence on key personnel
Our future success depends partly on the continued service of research, engineering, sales, marketing, manufacturing, executive and administrative personnel. Competition for employees with the skills we require is strong in any technology industry. Due to the significant reduction in customer demand we experienced in the past twelve to eighteen months and may experience in future periods, we have implemented workforce reductions worldwide as well as reductions in compensation for a significant portion of our domestic employee base. We believe our pay levels remain competitive; however, there can be no assurance that we will be able to retain one or more key or other personnel. Additionally, there is competition for personnel having certain highly technical specialties. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or a delay in hiring key personnel could each have a material adverse effect on our business.
Dependence on key suppliers
Our products contain large quantities of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. The current economic climate has increased the possibility that these suppliers could become insolvent or otherwise go out of business. As a result, there can be no assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, our inventory is subject to risks of changes in market demand for particular products. Our inability to obtain critical parts and supplies or any resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 16 countries outside the United States, and international sales accounted for more than 70 percent of our revenue during fiscal 2009. Our international sales and operations are subject to significant risks and difficulties, including fluctuating foreign currency exchange rates, trade protection measures, domestic and foreign import or export licensing requirements, unexpected changes in legal and regulatory requirements, compliance with customs regulations, the credit risk, financial condition of, and relationships with local customers and distributors, and cultural differences in the conduct of business. Any of these factors could have a negative impact on our revenue and operating results.
Effective tax rates
We are subject to taxation and pay taxes in numerous countries and other jurisdictions throughout the world. Because of our operating losses in 2009, we recorded significant valuation allowances against the majority of our deferred tax assets, which resulted in a significant negative effect on our effective tax rate and accordingly, our results of operations. Our future effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of profitability from country to country, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different than our current expectations, which could have an adverse effect on our future results of operations.

Compliance with NYSE listing standard
The Company previously announced that it was notified by the NYSE that it had fallen below continued listing criteria established by the NYSE because the Company’s total market capitalization had been less than $75 million over a consecutive 30 trading-day period, while its last reported shareholders’ equity was less than the exchange’s $75 million requirement. The listing requirements require that one of these two standards be met. The NYSE notified the Company that it had accepted the Company’s proposed plan for continued listing on the NYSE, subject to a quarterly review process by the NYSE. Since that time, the NYSE modified its continued listing requirements for minimum market capitalization and stockholders’ equity to $50 million from $75 million, on a pilot program basis, effective retroactively to May 12, 2009 and continuing through February 29, 2010.
Currently, the Company’s reported shareholders’ equity is less than the exchange’s $50 million requirement; however, our market capitalization is above the requirement. In addition to the requirement to maintain market capitalization or shareholders’ equity of at least $50 million, under other listing requirements, if our average market capitalization over a 30 trading-day period would fall below $15 million, the NYSE would be expected to start immediate delisting procedures. If our stock price declines to the point where our compliance with the listing standard requiring a market capitalization of at least $50 million is in jeopardy, we would have 45 days from the receipt of notice from the NYSE to submit a plan to the NYSE to demonstrate our ability to achieve compliance with continued listing standards within 18 months. If the Company was unable to maintain compliance with the NYSE’s continued listing standards or the listing standard does not become permanent, the NYSE could begin delisting procedures and our stock could be delisted from trading on the NYSE. As a result, we would need to find another exchange on which our stock could be listed or our stock would cease to be traded on an active market, which could result in a reduction in the liquidity of our stock and a reduction in demand for our stock.
Cost reduction initiatives
During fiscal 2009, we implemented a series of cost reduction plans designed to streamline operations, reduce expenses, eliminate unprofitable product lines and improve efficiencies and effectiveness across our global organization. We may not be able to sustain such expense reductions in subsequent periods, and we could incur additional unforeseen expenses that may fully or partially offset our cost savings. These circumstances could cause our income to be lower than it otherwise would be, and as a result, adversely affect our stock price.
Changes in manufacturing processes and capacity
We have implemented a lean manufacturing environment in our sole manufacturing facility located in Solon, Ohio. We may not experience future benefits from lean manufacturing if we are unable to continue to effectively fine-tune our operations, and we could incur additional costs in the future, having a negative impact on gross margin, if new initiatives are needed to further improve manufacturing efficiencies. Further, because we cannot immediately adapt our production capacities to rapidly changing market conditions, when demand does not meet our expectations, our manufacturing capacity will likely exceed our production requirements. Excess manufacturing capacity will result in unabsorbed or underabsorbed fixed costs which would adversely affect our results of operations.
Information technology management systems
Our IT systems are critical to our normal business operations, and we rely on them to provide adequate, accurate and timely information for our order entry, billing, manufacturing and other customer support functions. Any failure in those systems could adversely affect our operating results. We have outsourced the hosting of these systems to a third-party vendor. If our third-party vendor experiences shut downs or other service-related issues, it could interrupt our normal business processes including our ability to process orders, ship our products, bill and service our customers, and otherwise run our business, resulting in a material adverse effect on our revenue and operating results.
Fixed cost of sales force
We have built our direct sales force throughout the world with our own employees rather than utilizing third-party sales representatives. This action increases our fixed costs, and our results could be adversely affected during times of depressed sales.
Impairment charges for definite-lived and long-lived assets
We are required to assess recoverability of the carrying value for property, plant and equipment and other long-lived tangible assets whenever there are indicators of impairment, such as an adverse change in business climate. An impairment charge would reduce our earnings and could negatively affect our stock price.
Historical stock option grant practices
We are subject to an SEC inquiry regarding our historical stock option practices, the outcome of which we cannot predict. It could result in significant new expenses, diversion of management’s attention from our business, commencement of formal similar, administrative or litigation actions against the Company or our current or former officers or directors, significant fines or penalties, indemnity commitments to current and former officers and directors and other material harm to our business. The SEC also may disagree with the manner in which we have accounted for and reported (or not reported) the financial impact of past option grants or other potential accounting errors, and there is a risk that its inquiry could lead to circumstances in which we may have to restate our prior financial statements, amend prior SEC filings or otherwise take actions not currently contemplated. Any such circumstance also could lead to future delays in filing of subsequent SEC reports.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The Company’s principal administrative, marketing, manufacturing and development activities are conducted at a Company-owned building in Solon, Ohio. This building is approximately 125,000 square feet and sits on approximately 26 acres of land. The Company also leased space in Santa Rosa, California for its RF product development group; however, as of November 30, 2009, that lease was assumed by Agilent (with the Company subject to its obligations if Agilent defaults) in connection with the aforementioned sale of the Company’s RF product line. The

Company also owns two additional facilities both of which are located in Solon, Ohio. One facility, adjacent to its executive offices is approximately 50,000 square foot building on 5.5 acres of land, is currently is being leased to others, but is available for expansion should additional space be required. The other facility in Solon is approximately 75,000 square feet and is not currently being used in operations, and accordingly, is available for lease or sale. Because the criteria under U.S. GAAP were not met for “held for sale” treatment as of September 30, 2009, this building is included in “Property, plant and equipment” on our Consolidated Balance Sheet. Additionally, we have a number of sales and service offices in the United States and overseas. We believe the facilities owned and leased are well maintained, adequately insured and suitable for their present and intended uses.
ITEM 3 — LEGAL PROCEEDINGS
As previously disclosed, in August 2006, the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.
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
On August 9, 2006, and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated and on November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006, and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
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

				Cash Dividends
			Cash Dividends	Per Class B
	High	Low	Per Common Share	Common Share

Fiscal 2009
First Quarter	$8.64	$2.02	$.0375	$.030
Second Quarter	3.91	1.86	.0375	.030
Third Quarter	4.59	2.76	.0125	.010
Fourth Quarter	6.45	3.47	.0125	.010

Fiscal 2008

First Quarter	$11.53	$8.71	$.0375	$.030
Second Quarter	11.86	8.46	.0375	.030
Third Quarter	11.80	9.15	.0375	.030
Fourth Quarter	10.26	7.91	.0375	.030
The approximate number of shareholders of record of Common Shares and Class B Common Shares, including those shareholders participating in the Dividend Reinvestment Plan, as of December 4, 2009 was 1,908 and 4, respectively.
Equity Compensation Plan Information as of September 30, 2009

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	rights or warrants	rights or warrants	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,531,451 (1)	$18.72	1,098,446 (2)

Equity compensation plans not approved by security holders	—	—	—

Total	3,531,451 (1)	$18.72	1,098,446 (2)

(1)	Includes outstanding stock options to purchase 2,934,751 shares, 153,550 restricted award units and 443,150 performance award units under the Company’s stock incentive plan that are payable in Common Shares. The number of performance award units included above represents the maximum number of units that may be earned pursuant to performance award units agreements. See Note I. Restricted award units and performance award units do not have an exercise price, and therefore, were not included for purposes of computing the weighted-average exercise price. Subsequent to September 30, 2009, none of the 184,400 performance award units associated with the 2007-2009 period were issued as the vesting provisions were not attained. Further, the Company does not expect to issue any of the remaining 258,750 awards associated with the 2008-2010 period as the vesting provisions are not expected to be met.

(2)	Includes 457,263 shares available for issuance under the 2005 Employee Stock Purchase and Dividend Reinvestment Plan.
Issuer Purchases of Equity Securities
On February 12, 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company was permitted to purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program, through February 28, 2009. The Company did not replace the 2007 Program upon its expiration. As such, the Company no longer has a share repurchase program in place. Accordingly, no shares were repurchased during the third or fourth quarters of fiscal 2009, nor may any be repurchased by the Company at any time in the future.

Stock Performance Graph
The graph below compares the five year cumulative return from investing $100 on September 30, 2004 in each of the Company’s Common Shares, the Russell 2000 Index, the Russell MicroCap and the Standard & Poor’s Information Technology Index. We included the Russell MicroCap this year as we believe it is a more comparable index given our current size, and also because it is the index against which the targets of certain of our incentive compensation programs are measured. The comparison assumes that all dividends are reinvested.

	9/04	9/05	9/06	9/07	9/08	9/09

Keithley Instruments, Inc.	100.00	84.46	74.60	62.78	50.36	34.42
Russell 2000	100.00	117.95	129.66	145.65	124.56	112.67
Russell MicroCap	100.00	116.99	125.21	137.33	106.42	97.98
S&P Information Technology	100.00	113.45	117.14	144.47	110.70	120.10

ITEM 6 — SELECTED FINANCIAL DATA
The following data has been derived from our consolidated financial statements. Consolidated Balance Sheets as of September 30, 2009 and 2008 and the related Consolidated Statements of Operations, Cash Flows and Shareholders’ Equity for each of the three years in the period ended September 30, 2009 and notes thereto appear elsewhere in this Annual Report.

	For the years ended September 30,
(In thousands of dollars except for per share data)	2009		2008	2007	2006	2005

Operating Results:
Net sales	$102,527		152,468	143,658	155,212	141,552
Gross margin percentage	53.7	%(1)	58.9%	59.8%	61.3%	60.7%
Severance and related charges	$6,926		1,377	—	—	—
(Loss) income before income taxes	$(19,366)		(4,356)	(1,685)	9,913	14,087
Provision (benefit) for income taxes	$31,138	(2)	(1,943)	(1,336)	1,552	3,959
Net (loss) income	$(50,504)		(2,593)	(349)	8,361	10,128
Basic (loss) earnings per share	$(3.23)		(0.16)	(0.02)	051	0.62
Diluted (loss) earnings per share	$(3.23)		(0.16)	(0.02)	0.50	0.61

Common Stock Information:
Cash dividends per Common Share	$0.100		0.150	0.150	0.150	0.150
Cash dividends per Class B Common Share	$0.080		0.120	0.120	0.120	0.120
Weighted average number of shares outstanding- diluted	15,648		15,854	16,207	16,567	16,591

At fiscal year-end:
Dividend payout ratio	n/m		n/m	n/m	30.0%	24.6%
Shareholders’ equity per share	$2.14		6.12	6.76	7.03	6.81
Closing market price	$5.54		8.37	10.60	12.75	14.60

Balance Sheet Data:
Total assets	$73,102		137,978	146,406	148,892	142,364
Current ratio	2.9		3.3	3.8	4.2	4.2
Short-term debt	$—		23	799	872	—
Long-term obligations	$19,382		12,939	11,102	9,792	8,240
Shareholders’ equity	$36,610		103,302	113,024	116,503	111,976
Total debt-to-capital	0.0%		0.0%	0.7%	0.7%	—

Other Data:
Return on average shareholders’ equity	-72.2%		-2.4%	-0.3%	7.3%	9.5%
Return on average total assets	-47.9%		-1.8%	-0.2%	5.7%	7.3%
Return on net sales	-49.3%		-1.7%	-0.2%	5.4%	7.2%
Number of employees at year end	557		696	698	673	651
Sales per employee	$163.7		218.7	209.6	234.5	220.7

Cash flow:
Net cash (used in) provided by operating activities	$(5,416)		1,706	5,641	5,985	10,543

Ten-year compound annual growth rate:
Net sales	0.2%		2.6%	1.5%	2.7%	2.6%
Net income	n/m		n/m	n/m	n/m	7.5%

n/m — These ratios are not meaningful due to the reported net losses in fiscal 1996, 2007, 2008 and 2009.

(1)	Included in gross margins were $2,540 of costs associated with the exit of a product line. Excluding those costs, the gross margin percentage for fiscal 2009 would have been 56.2%

(2)	Included in the provision for income taxes was a valuation allowance against U.S. deferred tax assets of $29,967.

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
As discussed in more detail in Part I of this Form 10-K, on November 19, 2009, the Company announced it entered into a Purchase Agreement to sell its RF product line; the transaction closed on November 30, 2009. The acquiring entity assumed related contractual, product support and other liabilities and hired the majority of the employees of the RF team, and will continue to support the RF product line for our RF customers. References to the Company’s RF product line contained herein refer to its historical relationship as part of the Company’s operations unless otherwise indicated.
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC), radio frequency (RF) or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2009, approximately 20 percent of our orders were received from the semiconductor industry; approximately five percent came from the wireless communications customer group; approximately 30 percent came from the precision electronics customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and approximately 40 percent came from research and education customers. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including but not limited to the semiconductor industry, the wireless communications industry, and precision electronics, have historically been very cyclical and have experienced periodic downturns. Our customers across all industries and geographic regions demonstrated reduced order patterns during the latter part of the fourth quarter of fiscal 2008. This pattern deepened during the first quarter of fiscal 2009 and continued into the second quarter of fiscal 2009 as a series of bank and insurance company failures triggered a financial crisis that effectively halted global credit markets and required unprecedented government intervention. While our customers’ capital spending remains at greatly reduced levels, we did experience sequential increases in customer orders the third and fourth quarters of fiscal 2009 from their low in March 2009.
In response to the decline in orders we experienced, we began implementing cost-cutting measures in September 2008 and continued this process throughout fiscal 2009. Those actions included worldwide workforce reductions of approximately 20 percent, salary reductions for certain exempt personnel, unpaid time off for nonexempt personnel, hiring freezes, suspension of matching 401(k) contributions, exiting the S600 parametric test product line, curtailment of other discretionary spending and the sale of our RF business in November 2009. We also deferred spending in fiscal 2009 on certain new product development efforts while remaining committed to the successful launch of other new products that we have in development. The cost saving measures were designed to increase our efficiency, refine our competitive focus and position the Company for profitability as demand stabilizes.
Our focus during the past several years has continued to center on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the United States, Europe and Asia. We expect that selling through our own sales force will be favorable to earnings during times of strong sales and unfavorable during times of depressed sales given that a substantial portion of our selling costs are fixed.
We continue to believe that both the semiconductor and wireless areas drive change within the electronics industry. These technology changes create many opportunities for us and we continued the introduction of new products and enhancements during fiscal 2009 despite the challenging economic conditions. Our research and education customers’ work involves advanced materials research in areas including nanotechnology, organic materials and thin film research. These materials are ultimately used in the next generation of semiconductors and cutting-edge electronic devices. Additionally, our semiconductor customers include large integrated device manufacturers and foundries, fabless manufacturers as well as solar cell developers. We believe these customers will continue to invest because they continually are improving existing devices or developing new devices that in turn, create new measurement requirements.

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
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Revenue recognition:
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service contracts is recognized ratably over the contractual service periods, and is not material to the Company’s consolidated results. Shipping and handling costs are recorded as Cost of goods sold in the Consolidated Statements of Operations.
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
Income taxes:
Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment also is applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our net deferred tax assets, which totaled $1,051 at September 30, 2009, we considered all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pretax operating income in each tax jurisdiction, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with plans and estimates we are using to manage the underlying business.
We have established a valuation allowance against deferred tax assets in the United States and in certain foreign jurisdictions which may not be realized due to the uncertainty of future profit levels in the respective jurisdictions. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such NOLs are utilized or until such NOLs expire. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of certain tax credits and the remaining deferred tax asset is dependent upon achieving future forecasted taxable income. If actual results are significantly less than our forecast, an additional valuation allowance may be recorded against the remaining net deferred tax assets which totaled $1,051 at September 30, 2009. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on our future earnings and financial position. In addition, the calculation of our tax liabilities involves dealing with certain uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine that the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge of income tax expense would result.
Pension plans:
Our retirement benefit plans are a significant cost of doing business and their related obligations will inherently be settled far in future periods. Therefore, the ultimate amount of those obligations is subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by us. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate applied to determine service cost and interest cost to arrive at pension income or expense for the year. Because the assumption regarding the rate of return on plan assets is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, particularly when markets are highly volatile. We have analyzed the rates of return on assets used and determined that the rates we use are reasonable based on the plans’ historical performance relative to the overall markets in the countries where the plans are in place, as well as the plans’ asset allocation between equities and fixed income investments. Assumed discount rates are used in measurements of the projected and accumulated benefit obligations, and the service and interest cost components of net periodic pension cost. See note H to Consolidated Financial Statements for further details.
The discount rate for the United States plan was determined as of the September 30, 2009 measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration in this analysis. The longest maturity of any bond included in the data is August 15, 2037. Benefit payments beyond 2037 were discounted back to this year using interest rates taken from the Citigroup Pension Discount Curve Comparison to Above Median as of September 30, 2009. The

matching bond portfolio produces coupon income in excess of what is needed to meet early period benefit payments. The excess coupon income is accumulated as interest, based on the Citigroup Pension Discount Curve Comparison to Above Median as of September 30, 2009, until such time as it is used to pay benefits.
The discount rates used in determining the recorded liability as of year end for our United States pension plan were 6.0% for 2009, 7.0% for 2008 and 6.375% for 2007. The 100 basis point decrease from 2008 to 2009 reflects the decline in interest rates stemming from the global economic crisis that began in late fiscal 2008; this situation pushed bond yields lower than previous levels. The increase in the rate from 2007 to 2008 was primarily due to higher interest rates on long-term, highly rated corporate bonds. The discount rates for our German pension plan were 6.5% for 2009, 6.25% for 2008 and 5.5% for 2007. The slight increases in this rate reflects the change in spread between government and highly-rated Corporate bond yields for Euro instruments having durations similar to the German pension liability.
Actual rate of (loss) return on United States plan assets was (5.8%) for 2009 compared to an expected rate of return of 8.0%. A 0.25% increase (decrease) in the expected rate of return would have produced a $113 decrease (increase) in 2009 expense.
The pension plan assets in Germany are invested through an insurance company. The insurance company directs the investments for this insurance contract. Because of the type of investments in the insurance contract, an expected rate of return of 5.0% was assumed.
Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions for both the United States plan and the non-U.S. plans based on relevant market conditions as prescribed by accounting principles generally accepted in the United States and will make adjustments to the assumptions as appropriate. Pension income or expense is allocated to Cost of goods sold, Selling, general and administrative expenses, and Product development expenses in the accompanying Consolidated Statements of Operations.
Stock compensation plans:
In accordance with U.S. GAAP, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption primarily based upon observed historical volatility of Keithley’s stock price, as there is not a substantial enough market for exchange-traded options. During fiscal year 2009, we used a stock-price volatility assumption of 49%. With regard to the weighted-average expected option life assumption, we consider several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. During fiscal year 2009, we used an expected life assumption of 4.75 years. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We review this rate during each reporting period and adjust it when necessary based upon our past history of actual forfeitures. The total estimated unrecognized compensation at September 30, 2009 was $948 and is expected to be recognized over a weighted average period of 2.3 years.
We currently grant non-cash compensation in the form of non-qualified stock options, performance share units and restricted share units. The final number of common shares to be issued pursuant to the performance share unit awards will be determined at the end of each three-year performance period. The awards granted in fiscal year 2008 can be adjusted in 25 percent increments and may range from a maximum of twice the initial award, as specified in the agreement, to a minimum of zero units depending upon the level of attainment of performance thresholds. During fiscal 2009, we reversed previously-recorded expenses of $950 relating to the 2007-2009 and 2008-2010 periods, as performance attainment thresholds were either not achieved or were no longer expected to be achieved. We granted no performance share awards during fiscal 2009. Our future earnings can fluctuate throughout the performance period specified in the agreements depending upon our estimate of the number of awards we expect will be issued upon the completion of the performance period.
Restructuring and Cost Reduction Programs:
We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities or when other triggering events occur. After the appropriate level of management having the authority approves the detailed cost reduction or restructuring plan, we establish accruals for underlying activities by estimating employee termination costs. Our estimates are based upon factors including affected employees’ length of service, any statutory requirements, contract provisions, salary level, and health care benefit choices. As part of our assessment of exit and disposal activities, we also analyze the carrying value of any affected long-lived assets for impairment and reductions in the estimated useful lives. We believe our estimates and assumptions used to calculate the costs associated with these restructuring provisions are appropriate, and although we do not anticipate significant changes, actual costs could differ from the estimates should we make changes to the nature or timing of the plans.
Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.

Percent of net sales for the years ended September 30:

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.8	41.1	40.2
Inventory write off and accelerated depreciation for exit of product line	2.5	0.0	0.0

Gross profit	53.7	58.9	59.8
Selling, general and administrative expenses	48.4	43.6	44.5
Product development expenses	17.6	16.7	18.0
Severance and related charges	6.8	0.9	0.0

Operating loss	(19.1)	(2.3)	(2.7)
Investment income	0.3	1.0	1.5
Interest expense	(0.1)	0.0	0.0
Impairment of long-term investments	0.0	(1.7)	0.0

Loss before income taxes	(18.9)	(3.0)	(1.2)
Provision (benefit) for income taxes	30.4	(1.3)	(1.0)

Net loss	(49.3)%	(1.7)%	(0.2)%

We recorded net losses of $50,504, or $3.23 per diluted share, for fiscal 2009, $2,593, or $0.16 per diluted share, for fiscal 2008 and $349, or $0.02 per diluted share, for fiscal 2007.
Net sales were $102,527 in 2009 compared with $152,468 in 2008, and $143,658 in 2007. The 33 percent decline in sales in 2009 was substantially driven by the weak worldwide economic conditions that began during the latter part of fiscal 2008, intensified considerably in the first quarter of 2009 as the U.S. financial markets froze, and persisted throughout the duration of fiscal 2009 as global markets reacted and responded. Our customers responded with reduced demand for products in all industries and all geographic regions served. On a relative basis, demand in fiscal 2009 for products used in research and development declined from fiscal 2008 levels less significantly than demand for products used in production for our customers in each of the semiconductor, wireless and precision electronics industries. As such, orders for research and development application mitigated what could otherwise have been a more significant overall reduction in sales between fiscal 2008 and 2009.
Geographically, fiscal 2009 sales declined 29 percent in the Americas, 34 percent in Asia and likewise fell 35 percent in Europe, all as compared to our respective 2008 results. For fiscal 2008 compared to fiscal 2007, sales were up 1 percent in the Americas, 8 percent in Asia, and 9 percent in Europe. The stronger U.S. dollar negatively affected sales by two percentage points in fiscal 2009 and one percentage point in fiscal 2007, while a weaker dollar resulted in sales growth by four percentage points in fiscal 2008.
Cost of goods sold as a percentage of net sales was 43.8%, 41.1% and 40.2% in 2009, 2008 and 2007, respectively. The increase in costs as a percentage of sales in 2009 was driven by the lower sales volumes that were not fully offset by the various cost cutting measures discussed earlier under Business Overview, whereas the increase in 2008 over 2007 levels was primarily the result of an increase in excess and obsolete inventory reserves and increased freight costs. During 2009, we exited our S600 product line, and as a result, recorded $2,540 of charges for inventory write offs and accelerated depreciation on related production equipment. Foreign exchange hedging had a minimal effect on Cost of goods sold in 2009, 2008, and 2007.
Selling, general and administrative expenses of $49,764 declined $16,649, or 25%, in 2009 as compared to 2008 levels, and increased less than 4% in 2008 from $64,008 in 2007. The sharp decline in 2009 was principally attributable to worldwide headcount reductions and other concerted cost-containment measures which began in September 2008 and continued throughout the entirety of fiscal 2009. Additionally, we recorded reversals of $950 during fiscal 2009 for previously-accrued performance-based stock awards that either did not vest during fiscal 2009 or were no longer expected to vest due to the poor financial performance. The increase in 2008 over 2007 was the result primarily of increased foreign exchange costs as a result of the 10% weaker U.S. dollar, higher commissions and sales incentives, higher salary costs, and increased consultant costs. These costs were partially offset by the absence of costs associated with the stock option investigation and shareholder litigation that were included in 2007.
Product development expenses of $18,024 in 2009 decreased 29% from $25,504 in 2008 and increased 1% in 2008 from $25,863 in 2007. The decline from 2008 to 2009 was attributable to targeted reductions in spending coupled with headcount reductions in response to lower customer demand, as well as the aforementioned exit of the S600 product line. Product development expense in 2008 was approximately one percent lower than 2007 levels.
During 2009, we recorded expenses of $6,926 for costs associated with severance and related charges compared to expenses of $1,377 in 2008 for costs associated with the first reduction in our global workforce. We did not incur such costs during 2007. See Note K for further discussion.
Investment income was $303 in 2009, $1,603 in 2008 and $2,307 in 2007. The 2009 reduction from 2008 levels was driven mostly by lower average cash and investment levels coupled with a more conservative investment portfolio comprised principally of certificates of deposits and money market funds. The decrease in 2008 was the result of lower average cash and investment balances, a change in investment types, and lower average interest rates. Higher interest rates accounted for the higher income in 2007. See Note D for further details. Interest expense was $52 in 2009, $70 in 2007 and $55 in 2006.

During 2008, we recorded impairment losses on our long-term investments totaling $2,620. The impairment losses included $1,500 representing a valuation allowance against a note receivable from a company as well as $1,100 due to impairment on our investment in a company that is carried on a cost basis. We recorded no impairment losses during 2009 or 2007. See Note D for further discussion.
The effective tax rate for fiscal 2009, including discrete items, was 161%, and was substantially driven by a valuation allowance of $29,967 recorded in the first quarter against U.S. deferred tax assets, as well as $6,307 of tax expense on a U.S. loss without tax benefit. We also recorded tax expense on certain profitable foreign jurisdictions. See Note J for further discussion.
The effective tax rate for fiscal 2008, including discrete items, was a benefit of 42.8%, compared to a benefit of 79.3% for 2007. The effective benefit in 2008 was greater than the U.S. statutory rate due to the recognition of current year research tax credits, state and local tax benefits and the recognition of benefits associated with prior year adjustments. These benefits were partially offset by the net impact of losses in foreign jurisdiction which are not available for a tax benefit and U.S. tax on foreign remittances. See Note J for further discussion.
The effective benefit for 2007 was greater than the U.S. statutory rate due to the current year utilization of research tax credits, and an $882 benefit for the retroactive application of research tax credits for fiscal 2006. These benefits were partially offset by the net U.S. tax on foreign remittances, effective tax rates in foreign jurisdictions that are higher than the U.S. statutory tax rate, and the net impact of other permanent differences. See Note J for further discussion.
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
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of September 30:

	2009	2008

Current assets:
Cash and cash equivalents	$24,114	$22,073
Restricted cash	569	—
Short-term investments	759	5,700
Refundable income taxes	466	230
Accounts receivable and other, net	11,738	17,035
Total inventories	9,937	19,823
Deferred income taxes	303	5,483
Other current assets	1,753	2,079

Total current assets	49,639	72,423

Current liabilities:
Short-term debt	—	23
Accounts payable	4,916	7,325
Accrued payroll and related expenses	5,648	7,073
Other accrued expenses	5,424	6,142
Income taxes payable	1,122	1,174

Total current liabilities	17,110	21,737

Working capital	$32,529	$50,686

Working capital decreased during fiscal year 2009 by $18,157, substantially driven by a $22,784 reduction in current assets from September 30, 2008. The decrease in current assets was caused by the combined effect of $4,941 less short-term investments as those were liquidated into cash to fund operating needs during 2009, $5,527 of lower accounts receivable resulting from lower customer orders, $9,886 of reduced inventories due to concerted inventory management efforts and the exiting of the S600 product line, and $5,180 fewer deferred current tax assets resulting from the aforementioned valuation allowance recorded in the 2009. Current liabilities declined from 2008 to 2009 by $4,627. The lower levels in all current liabilities resulted from the measures implemented throughout 2009 to lower our cost structure, including the reduction in inventory levels, and was partially offset by $748 of higher severance accruals at the end of fiscal 2009 compared to those recorded at the end of fiscal 2008.

Sources and Uses of Cash
The following table is a summary of our Consolidated Statements of Cash Flows:

	2009	2008	2007

Cash provided by (used in):
Operating activities	$(5,416)	$1,706	$5,641
Investing activities	9,178	16,031	(525)
Financing activities	(2,029)	(8,844)	(3,152)
Operating activities. Cash used in operating activities was $5,416 compared to cash provided by operations of $1,706 for fiscal years 2009 and 2008, respectively. Cash from operating activities is net income adjusted for certain non-cash expenses and changes in assets and liabilities. During fiscal 2009, the net use of cash in operating activities stemmed primarily from the net loss which was not fully offset by non-cash charges and reductions in working capital. We also made $750 of voluntary contributions to our U.S. pension plan. During fiscal year 2008, operating cash flows resulted primarily from a decrease in accounts receivable, and the positive impact of non-cash charges from depreciation, stock-based compensation and assets impairment charges. This was partially offset by non-cash charges for deferred taxes, an increase in inventory, and $1,500 in contributions to the Company’s U.S. pension plan in fiscal 2008. See Note H for further details. During fiscal 2007, operating cash flows of $5,641 resulted primarily from a decrease in accounts receivable, and the positive effect of non-cash charges for depreciation and stock-based compensation. This was partially offset by non-cash charges for deferred income taxes, and $2,500 in contributions to the Company’s U.S. pension plan.
Investing activities. Cash provided by investing activities was $9,178 in fiscal year 2009 compared to $16,031 in fiscal year 2008. Cash flows from investing activities consist primarily of the purchase and sale of investments and purchases of property, plant and equipment. Capital spending declined to $1,994 in 2009 from $3,831 in 2008 as we curtailed spending in response to the difficult economic conditions experienced throughout the year. We purchased $759 of short-term investments in 2009 versus $13,225 last year, while sales of short-term investments generated $12,500 in cash in fiscal 2009 versus $33,087 last year. As a result, during fiscal 2009 we liquidated approximately $11,741 to provide cash for operations and other activities, compared to $19,862 last year. The declines in these investment activities directly relate to the lower financial performance in 2009 compared to 2008. Additionally, in 2009 we used $569 in connection with pledges against outstanding letters of credit as required under our new credit arrangement, which was the result of the amendment of our existing credit arrangement, effective March 30, 2009. See Note E for details.
Cash provided by investing activities was $16,031 in fiscal year 2008 compared to cash used in investing activities of $525 in fiscal year 2007. Capital spending was $3,831 in 2008 versus $4,511 in 2007. We purchased $13,225 of short-term investments in 2008 versus $32,927 in 2007, while sales of short-term investments generated $33,087 in cash in 2008, compared to $36,913 in 2007. Short-term investments totaled $5,700 at September 30, 2008 as compared to $36,340 as of September 30, 2007. During 2008, we converted $14,125 of auction rate securities to cash. Additionally, the decrease in short-term investments in fiscal 2008 was the result of the Company’s strategic initiative in accordance with its investment policy to maintain the safety and liquidity of its cash and investments.
Financing activities. Cash used for financing activities in 2009 was $2,029 versus $8,844 in 2008. During fiscal year 2009, we repurchased $787 of our Common Shares compared to $6,163 in 2008. See Note C for further details. Additionally, we repaid $861 in short-term debt during fiscal year 2008 and $25 in fiscal 2009. Short-term debt was $0 at September 30, 2009 and $23 at September 30, 2008. Cash dividends in 2009 were $1,521 compared with $2,307 in 2008. The decline in cash dividends was driven by the decision to conserve cash in order to maintain liquidity given the low levels of customer demand experienced throughout fiscal 2009.
The Company amended its credit agreement in March 2009. The revised facility consists of a $5,000 debt facility ($0 outstanding at September 30, 2009) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The agreement no longer contains debt covenants, but instead requires cash to be pledged against outstanding borrowings and outstanding letters of credit. We are required to pay a facility fee of 0.25% on the total amount of the commitment. The expiration date of March 31, 2011 remains unchanged. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,585 ($0 outstanding as September 30, 2009).
At September 30, 2009, we had total unused lines of credit with domestic and foreign banks aggregating $6,016. See Note E for further details. Under certain provisions of the former debt agreement, we were required to comply with various financial ratios and covenants.
Our stock repurchase program expired on February 28, 2009 and was not renewed or replaced. Accordingly, we may repurchase no further Common Shares. See Note C for more details.
During 2010, we expect to finance capital spending and working capital requirements with cash and short-term investments on hand, cash provided by operations as well as the net proceeds from the sale of our RF product line. Capital expenditures in fiscal 2010 are expected to approximate $1,500 to $2,000.
Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years

Short-Term Debt	$—	$—	$—		$—		$—
Operating Lease Obligations (a)	5,788	2,170	2,570		551		497
Payments Under Deferred Compensation Agreements (b)	2,378	317	345		155		1,561
Pension Benefits (c)	—	—		(c)		(c)		(c)
Non-cancelable Purchase Commitments	$127	$127	—		—		—
Total Contractual Obligations	$8,293	$2,614	$2,915		$706		$2,058

(a)	Includes $305 and $483 for amounts due in less than one year, and in one to three years, respectively, for the Santa Rosa lease associated with the RF product line that was sold in November 2009 (see details in Note N). While Agilent assumed the Santa Rosa lease, the Company remains a guarantor in the event of default. Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. Accordingly, obligations of approximately $254, $305 and $178 under that lease and included in the above table are not expected to be incurred by the Company for fiscal 2010, 2011 and 2012, respectively.

(b)	Includes amounts due under deferred compensation agreements with current and former employees and a Director. At September 30, 2009, investment in insurance assets to fund future deferred compensation payments were $1,756. Amounts exclude additional interest and investment gains or losses that may be earned or incurred from September 30, 2009 through the time of payment.

(c)	The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2009. The Company made a voluntary pension contribution of $750 in fiscal 2009, and does not have a required contribution due in fiscal 2010. We anticipate making voluntary contributions ranging from $750 to $1,500 in fiscal 2010. We are not able to reasonably estimate our future required contributions beyond 2010 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) to serve as the single source of authoritative U.S. GAAP. The ASC supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, Staff Positions, or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing U.S. GAAP. The guidance became effective for the Company in the fourth quarter of fiscal 2009. Adoption did not have an impact on its consolidated results of operations, financial position or cash flows.
In May 2009, the FASB issued authoritative guidance which establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. The guidance is not intended to result in significant change to current practice. The Company adopted the guidance in the fourth quarter of fiscal 2009. Adoption did not have an effect on its consolidated results of operations, financial position or cash flows.
In April 2009, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s results of operations. The Company adopted the guidance in the third quarter of fiscal 2009. Adoption did not have an effect on its consolidated results of operations, financial position or cash flows.
In March 2008, the FASB issued updates to guidance, amending and expanding the disclosure requirements related to the use of derivative instruments and hedging activities to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The new disclosure provisions were adopted by the Company in the second quarter of fiscal 2009. See Note F to the Consolidated Financial Statements for the required disclosures related to derivative instruments and hedging activities.
In September 2006, the FASB issued guidance that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of the guidance in fiscal 2007, which resulted in a net charge to other comprehensive income of $1,975. We adopted the measurement date provisions in 2009, and as a result, recorded a charge of $105 to retained earnings. See Note H to the Consolidated Financial Statements for additional information related to the change in measurement date provisions.
In September 2006, the FASB issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements.
In February 2007, the FASB issued guidance which allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. The guidance was effective for fiscal years beginning after November 15, 2007. The Company adopted the guidance effective October 1, 2008, and the adoption did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In December 2008, the FASB issued updates to the guidance which is intended to enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company does not anticipate the adoption to have a material effect on its Consolidated Financial Statements.
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
The Company maintains a short-term and long-term investment portfolio consisting primarily of various certificates of deposit (CDs) with numerous institutions and having differing maturity dates. A decline in interest rates would generally not change the value of these investments as they mature, but would decrease earnings on future CDs purchased with cash or proceeds from other matured CDs. During fiscal 2009 the amount of short-term investments has declined substantially in terms of both dollars and as a percentage of total current assets. Accordingly, in management’s opinion, a 10 percent decline in interest rates would not have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 11, 2009

Consolidated Statements of Operations
For the years ended September 30, 2009, 2008 and 2007 (In Thousands of Dollars Except for Per Share Data)

	2009	2008	2007

Net sales	$102,527	$152,468	$143,658
Cost of goods sold	44,890	62,623	57,724
Inventory writedowns and accelerated depreciation for exit of product line	2,540	—	—

Gross profit	55,097	89,845	85,934
Selling, general and administrative expenses	49,764	66,413	64,008
Product development expenses	18,024	25,504	25,863
Severance and related charges	6,926	1,377	—

Operating loss	(19,617)	(3,449)	(3,937)
Investment income	303	1,603	2,307
Interest expense	(52)	(70)	(55)
Impairment of long-term investments	—	(2,620)	—

Loss before income taxes	(19,366)	(4,536)	(1,685)
Provision (benefit) for income taxes	31,138	(1,943)	(1,336)

Net loss	$(50,504)	$(2,593)	$(349)

Basic loss per share	$(3.23)	$(0.16)	$(0.02)

Diluted loss per share	$(3.23)	$(0.16)	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
As of September 30, 2009 and 2008 (In Thousands of Dollars Except for Share Data)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$24,114	$22,073
Restricted cash	569	—
Short-term investments	759	5,700
Refundable income taxes	466	230
Accounts receivable and other, net of allowance for doubtful accounts of $598 and $555 as of September 30, 2009 and 2008, respectively	11,738	17,035
Inventories:
Raw materials	5,760	12,325
Work in process	613	1,261
Finished products	3,564	6,237

Total inventories	9,937	19,823
Deferred income taxes	303	5,483
Prepaid expenses	1,753	2,079

Total current assets	49,639	72,423

Property, plant and equipment, at cost:
Land	1,325	1,325
Buildings and leasehold improvements	18,053	17,240
Manufacturing, laboratory and office equipment	34,703	35,761

	54,081	54,326
Less-Accumulated depreciation and amortization	42,981	41,174

Total property, plant and equipment, net	11,100	13,152

Deferred income taxes	748	26,097
Intangible assets	910	1,190
Other assets	10,705	25,116

Total assets	$73,102	$137,978

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term debt	$—	$23
Accounts payable	4,916	7,325
Accrued payroll and related expenses	5,648	7,073
Other accrued expenses	5,424	6,142
Income taxes payable	1,122	1,174

Total current liabilities	17,110	21,737

Long-term deferred compensation	2,111	2,561
Deferred income taxes	—	65
Long-term income taxes payable	2,852	2,919
Other long-term liabilities	14,419	7,394
Commitments and contingencies (See Note L)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,950,093 and 14,722,585 in 2009 and 2008, respectively	187	184
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 in 2009 and 2008	27	27
Capital in excess of stated value	39,121	38,930
Retained earnings	28,629	80,759
Accumulated other comprehensive loss	(15,900)	(1,873)
Common Shares held in treasury, at cost	(15,454)	(14,725)

Total shareholders’ equity	36,610	103,302

Total liabilities and shareholders’ equity	$73,102	$137,978

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2009, 2008 and 2007 (In Thousands of Dollars Except for Per Share Data)

			Capital		Accumulated	Common
		Class B	in excess		other	Shares	Total
	Common	Common	of stated	Retained	comprehensive	held in	shareholders’
	Shares	Shares	value	earnings	income	treasury	equity

Balance September 30, 2006	$180	$27	$33,703	$88,393	$615	$(6,415)	$116,503
Comprehensive Income:
Net loss				(349)
Translation adjustment					459
Minimum pension liability adjustment					(2)
Net unrealized loss on derivative securities					(126)
Net unrealized investment gain					83
Total comprehensive income							65
Adjustment to initially apply accounting change to recognize funded status of pension plans, net of taxes of $1,081					(1,975)		(1,975)
Stock-based compensation	1		1,508				1,509
Cash dividends:
Common Shares ($.15 per share)				(2,110)			(2,110)
Class B Common Shares ($.12 per share)				(258)			(258)
Shares issued under stock plans, net of taxes	1		1,011			(172)	840
Common Shares acquired for settlement of deferred Directors’ fees			255			(255)	—
Common Shares reissued in settlement of Director’s fees			(41)			41	—
Repurchase of Common Shares						(1,550)	(1,550)

Balance September 30, 2007	182	27	36,436	85,676	(946)	(8,351)	113,024
Comprehensive Loss:
Net loss				(2,593)
Translation adjustment					85
Pension liability adjustment					(720)
Net unrealized gain on derivative securities					132
Net unrealized investment loss					(424)
Total comprehensive loss							(3,520)
Stock-based compensation			1,832				1,832
Cash dividends:
Common Shares ($.15 per share)				(2,049)			(2,049)
Class B Common Shares ($.12 per share)				(258)			(258)
Adoption of FIN 48				(17)			(17)
Shares issued under stock plans, net of taxes	2		451				453
Common Shares acquired for settlement of deferred Directors’ fees			234			(234)	—
Common Shares reissued in settlement of Director’s fees			(23)			23	—
Repurchase of Common Shares						(6,163)	(6,163)

Balance September 30, 2008	184	27	38,930	80,759	(1,873)	(14,725)	103,302
Comprehensive Loss:
Net loss				(50,504)
Translation adjustment					424
Pension liability adjustment					(14,756)
Net unrealized gain on derivative Securities					(137)
Net unrealized investment gain					442
Total comprehensive loss							(64,531)
Stock-based compensation			(53)				(53)
Implementation of pension measurement date change				(105)			(105)
Cash dividends:
Common Shares ($.10 per share)				(1,349)			(1,349)
Class B Common Shares ($.08 per share)				(172)			(172)
Shares issued under stock plans, net of taxes	3		302				305
Common Shares acquired for settlement of deferred Directors’ fees			228			(228)	—
Common Shares reissued in settlement of Director’s fees			(286)			286	—
Repurchase of Common Shares						(787)	(787)

Balance September 30, 2009	$187	$27	$39,121	$28,629	$(15,900)	$(15,454)	$36,610

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2009, 2008 and 2007 (In Thousands of Dollars)

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(50,504)	$(2,593)	$(349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,626	4,157	4,380
Amortization	280	210	—
Deferred income taxes	30,412	(3,174)	(4,517)
Deferred compensation	18	(76)	519
Stock-based compensation	(53)	1,832	1,509
Non-cash charges for exit of product line	4,498	—	—
Loss on the disposition/impairment of assets	110	2,775	181
Change in current assets and liabilities:
Refundable income taxes	(191)	516	449
Accounts receivable and other	5,494	2,330	8,031
Inventories	5,945	(5,210)	107
Prepaid expenses	465	(90)	91
Other current liabilities	(5,541)	1,208	(2,155)
Other operating activities	25	(179)	(2,605)

Net cash (used in) provided by operating activities	(5,416)	1,706	5,641

Cash flows from investing activities:
Capital expenditures	(1,994)	(3,831)	(4,511)
Restricted cash	(569)	—	—
Purchase of investments and other	(759)	(13,225)	(32,927)
Proceeds from maturities and sales of investments	12,500	33,087	36,913

Net cash provided by (used in) investing activities	9,178	16,031	(525)

Cash flows from financing activities:
Net repayment of short-term debt	(25)	(861)	(79)
Proceeds from employee stock purchase and option plans	212	347	487
Tax benefit of stock purchase and stock-based compensation arrangements	92	140	358
Repurchase of Common Shares	(787)	(6,163)	(1,550)
Cash dividends	(1,521)	(2,307)	(2,368)

Net cash used in financing activities	(2,029)	(8,844)	(3,152)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	308	292	423

Increase in cash and cash equivalents	2,041	9,185	2,387
Cash and cash equivalents at beginning of period	22,073	12,888	10,501

Cash and cash equivalents at end of period	$24,114	$22,073	$12,888

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$1,229	$1,945	$1,565
Interest	53	59	50
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Per-Share Data)
Note A — Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of Keithley Instruments, Inc. and its subsidiaries (“Keithley” or “Company”). Intercompany transactions have been eliminated.
Nature of operations
Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC) or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, RF, optical or physical properties. As such, we consider our business to be in a single industry segment.
On November 19, 2009, the Company announced it entered into a Purchase and Sale Agreement (“Purchase Agreement”)with Agilent Technologies, Inc. (“Agilent”) with respect to the sale of its RF product line, and the transaction closed on November 30, 2009. Accordingly, our business will no longer include those operations subsequent to the closing date. See Note N for details.
Revenue recognition
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service is recognized ratably over the contractual service periods, and is not material to the Company’s consolidated results. Shipping and handling costs are recorded as Cost of goods sold in the Consolidated Statements of Operations.
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
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $5,043, $7,985 and $8,066 in 2009, 2008 and 2007, respectively.
Intangible assets
Intangible assets consist of software costs and are amortized over the estimated economic life of the software products, which is estimated to be five years. At each balance sheet date, the unamortized cost of the software is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense is recorded as “Cost of goods sold” in the Consolidated Statements of Operations and was $280, $210 and $0 in 2009, 2008 and 2007, respectively.
Product development expenses
Expenditures for product development are charged to expense as incurred.
Fair Value Measurements
Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date.
•	Level 1 — Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.
Cash and cash equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company’s cash equivalents and investments are diversified with numerous financial institutions which management believes to have acceptable credit ratings. These investments are primarily money-market funds and short term certificates of deposit. The recorded amount of these investments approximates fair value determined based on Level 1 and 2 inputs as defined under U.S. GAAP. Cash flows resulting from hedging transactions are classified in the same category as the cash flows from the item being hedged.
Restricted cash
Effective March 31, 2009, the Company amended its $10,000 credit agreement to reduce the borrowing limit to $5,000, among other changes. While the agreement no longer contains debt covenants, the Company is required to pledge cash against outstanding borrowings and letters of credit. See Note E for further details.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts periodically and all account balances are reviewed for collectability. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance at beginning of year	$555	$500	$448
Additions	79	63	48
Write-offs, net of recoveries	(43)	(6)	(11)
Foreign exchange revaluation	7	(2)	15

Balance at end of year	$598	$555	$500

Inventories
Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard, which approximates actual cost on a first-in, first-out basis. The Company provides inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. The allowance is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of Cost of goods sold. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. See Note K for further details.
Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $3,626, $4,157 and $4,380 in fiscal 2009, 2008 and 2007, respectively.
Capitalized software
Certain internal and external costs incurred to acquire or create internal use software are capitalized. Capitalized software is included in property, plant and equipment and is depreciated over 3 to 5 years after it is placed in service.
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
The number of Common Shares, Class B Common Shares and Common Shares held in treasury is shown below:

		Class B	Common Shares
	Common Shares	Common Shares	held in treasury

Balance at September 30, 2006	14,410,245	2,150,502	(551,625)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(21,542)
Common Shares reissued in settlement of directors’ fees	—	—	1,934
Shares issued under stock plans	170,733	—	—
Repurchase of Common Shares	—	—	(168,815)

Balance at September 30, 2007	14,580,978	2,150,502	(740,048)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(26,162)
Common Shares reissued in settlement of directors’ fees	—	—	1,616
Shares issued under stock plans	141,607	—	—
Repurchase of Common Shares	—	—	(636,600)

Balance at September 30, 2008	14,722,585	2,150,502	(1,401,194)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(64,643)
Common Shares reissued in settlement of directors’ fees	—	—	34,530
Shares issued under stock plans	227,508	—	—
Repurchase of Common Shares	—	—	(166,733)

Balance at September 30, 2009	14,950,093	2,150,502	(1,598,040)

Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, net of taxes, at September 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Translation adjustment	$1,671	$1,247	$1,162
Net unrealized gain (loss) on derivative securities	(91)	46	(86)
Net unrealized investment loss	—	(442)	(18)
Benefit plan obligation	(17,480)	(2,724)	(2,004)

Accumulated other comprehensive loss	$(15,900)	$(1,873)	$(946)

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. Deferred taxes are measured by applying currently enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated foreign withholding taxes and United States income taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2009, 2008 and 2007.
Restructuring and Cost Reduction Programs
We expense costs associated with exit and disposal activities designed to restructure operations and reduce ongoing costs of operations when we incur the related liabilities or when other triggering events occur. After the appropriate level of management having the authority approves the detailed cost reduction or restructuring plan, we establish accruals for underlying activities by estimating employee termination costs. Our estimates are based upon factors including affected employees’ length of service, any statutory requirements, contract provisions, salary level, and health care benefit choices. As part of our assessment of exit and disposal activities, we also analyze the carrying value of any affected long-lived assets for impairment and reductions in the estimated useful lives.
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
Earnings per share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2009	2008	2007

Net loss in thousands	$(50,504)	$(2,593)	$(349)
Weighted average shares outstanding	15,648,258	15,853,938	16,206,698
Assumed exercise of stock options,weighted average of incremental shares	—	—	—
Assumed purchase of stock under stock purchase plan, weighted average	—	—	—

Diluted shares — adjusted weighted-average shares and assumed conversions	15,648,258	15,853,938	16,206,698

Basic loss per share	$(3.23)	$(0.16)	$(0.02)
Diluted loss per share	$(3.23)	$(0.16)	$(0.02)
Due to the net losses in fiscal 2009, 2008 and 2007, 33,967, 187,252 and 165,176 shares, respectively, were excluded from the dilutive calculation for the exercise of stock options, the issuance of stock-based awards and purchase of stock under the stock purchase plan.
Stock-based compensation
As of September 30, 2009, the Company had established a number of stock-based incentive programs as discussed in more detail in Note I. The provisions of U.S. GAAP require that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. U.S. GAAP also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. We used the adoption transition guidance in determining the pool of windfall tax benefits upon adoption.
Derivatives and Hedging Activities
In accordance with U.S. GAAP, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company currently utilizes foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix the Company’s margins. Underlying hedged transactions are recorded at hedged rates, therefore realized and unrealized gains and losses are recorded when the hedged transactions occur.

On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. We determine fair value based upon Level 2 inputs as defined under U.S. GAAP. At September 30, 2009, the foreign exchange forward contracts were designated as foreign currency hedges.
The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively. Cash flows resulting from hedging transactions are classified in the consolidated statements of cash flows in the same category as the cash flows from the item being hedged.
Reclassifications
Certain reclassifications have been made to prior year notes to conform to the current year presentation.
Recently adopted accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) to serve as the single source of authoritative U.S. GAAP. The ASC supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, Staff Positions, or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing U.S. GAAP. The guidance became effective for the Company in the fourth quarter of fiscal 2009. Adoption did not have an impact on its consolidated results of operations, financial position or cash flows.
In May 2009, the FASB issued authoritative guidance which establishes general standards for accounting and disclosure of events occurring subsequent to the balance sheet date but prior to issuance of the financial statements. The guidance is not intended to result in significant change to current practice. The Company adopted the guidance in the fourth quarter of fiscal 2009. Adoption did not have an effect on its consolidated results of operations, financial position or cash flows.
In April 2009, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s results of operations. The Company adopted the guidance in the third quarter of fiscal 2009. Adoption did not have an effect on its consolidated results of operations, financial position or cash flows.
In March 2008, the FASB issued updates to guidance, amending and expanding the disclosure requirements related to the use of derivative instruments and hedging activities to provide improved transparency into the uses and financial statement impact of derivative instruments and hedging activities. The new disclosure provisions were adopted by the Company in the second quarter of fiscal 2009. See Note F for the required disclosures related to derivative instruments and hedging activities.
In September 2006, the FASB issued guidance that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of the guidance in fiscal 2007, which resulted in a charge to other comprehensive income of $1,975. We adopted the measurement date provisions in 2009, and as a result, recorded a charge of $105 to retained earnings. See Note H for additional information related to the change in measurement date provisions.
In September 2006, the FASB issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements.
In February 2007, the FASB issued guidance which allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. The guidance was effective for fiscal years beginning after November 15, 2007. The Company adopted the guidance effective October 1, 2008, and the adoption did not have a material impact on its Consolidated Financial Statements.
Recently issued accounting pronouncements
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.

In December 2008, the FASB issued updates to the guidance which is intended to enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company does not anticipate the adoption to have a material effect on its Consolidated Financial Statements.
Note B — Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue, as well as the costs related to the extended warranties, are immaterial for fiscal years 2009, 2008 and 2007.
A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2009 and 2008 is as follows:

	2009	2008

Beginning balance	$701	$722
Accruals for warranties issued during the period	984	1,345
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(116)	(178)
Settlements made (in cash or in kind) during the period	(1,103)	(1,188)

Ending balance	$466	$701

Note C — Repurchase of Common Shares
In February 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Prior to its expiration on February 28, 2009, the 2007 Program allowed the Company to purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the start of the 2007 Program. A total of 942,600 shares at an average price of $8.97 per share including commissions were repurchased through the life of the 2007 Program. The purpose of the 2007 Program was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and stock purchase plans.
During fiscal year 2009, the Company purchased 166,733 Common Shares for $787 at an average cost of $4.72 per share including commissions. This includes 11,733 Common Shares withheld for payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. During fiscal year 2008, the Company purchased 636,600 Common Shares for $6,163 at an average cost per share of $9.68 including commissions.
The following table summarizes the Company’s stock repurchase activity:

	2009	2008

Total number of shares purchased	166,733	636,600
Average price paid per share (including commissions)	$4.72	$9.68
Identity of broker-dealer used to effect the purchases	National Financial Securities LLC	National Financial Securities LLC
Number of shares purchased as part of a publicly announced repurchase program	155,000	636,600
Maximum number of shares that remain to be purchased under the program	0	1,212,400
At September 30, 2009 and 2008, 1,377,648 and 1,210,915 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost, including commissions, of $9.94 and $10.66, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the consolidated balance sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 220,392 and 190,279 at September 30, 2009 and 2008, respectively.
Note D — Investments and Notes Receivable
The Company classifies its certificates of deposits and money market fund investments in fiscal year 2009 as “trading”, which requires they be recorded at fair market value in the Company’s Consolidated Balance Sheet with the changes in fair value and resulting gains and losses included in the Company’s Consolidated Statements of Operations. For fiscal 2008, the Company classified its short-term investments and certain of its long-term investments, which were comprised of corporate notes and bonds and auction rate securities as “available for sale”, which under U.S. GAAP requires they were recorded at fair market value in the Company’s Consolidated Balance Sheet with the changes in fair market value included in “Accumulated other comprehensive loss.” There were no realized gains or losses on sales of marketable securities in fiscal years 2009, 2008 or 2007. U.S GAAP defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We determined the fair market value of the trading investments at September 30, 2009, using quoted prices for similar assets, which is a Level 2 hierarchy fair value measurement.

Trading investments at September 30, 2009 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Short Term:
Certificates of deposits and money market funds	$759	$—	$—	$759
Available-for-sale investments at September 30, 2008 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value

Short Term:
Corporate notes and bonds	$4,700	$—	$—	$4,700
Auction rate securities	1,000	—	—	1,000
Long Term:
Auction rate securities	6,800	—	(680)	6,120

Total available-for-sale investments	$12,500	$—	$(680)	$11,820

The long-term auction rate securities are included in the caption “Other assets” on the Company’s Consolidated Balance Sheet at September 30, 2008.
At September 30, 2009 and 2008, the investments have maturity dates as follows:

	2009	2008

Less than 1 year	$759	$—
1 year to 5 years	—	—
5 to 10 years	—	—
10 to 15 years	—	—
Greater than 15 years	—	11,820

Total investments	$759	$11,820

Our auction rate securities (“ARS”) were private placement securities, primarily backed by student college loans with long-term nominal maturities for which the interest rates are reset through an auction each month. Auctions for these types of securities began to fail during the second quarter of fiscal year 2008, which caused us to record an unrealized loss through accumulated other comprehensive loss and reclassify the balance to long-term as of September 30, 2008. The $1,000 of ARS that were classified as short-term investments at September 30, 2008 were redeemed the first week of October 2008. Additionally, in early October 2008, the Company received an offer from Citigroup Global Markets (“Citigroup”), the investment provider for its ARS, to sell at par value the remaining $6,800 of ARS. In October 2008, Citigroup redeemed these ARS and we reversed the unrealized losses that were recorded in accumulated other comprehensive loss. As such, the Company no longer had any auction rate securities as of September 30, 2009.
The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes the following long-term investments carried using the cost method at September 30, 2009 and 2008:

	2009	2008

Non-marketable equity securities	$150	$150
Venture capital fund	32	53
Notes receivable, net of reserve of $1,500 at September 30, 2009 and 2008	1,753	1,797

	$1,935	$2,000

Notes receivable at September 30, 2009 and 2008 include a note with a principal balance of $2,750 plus accrued interest of $503 which was accrued at a rate of 8.65% compounded annually. This note, including interest, becomes payable on demand on or after September 21, 2016. We agreed to suspend interest accumulation during fiscal 2009, and accordingly, interest due to us is unchanged from last year end. Effective October 1, 2009, the note accrues interest at an annual rate of 6.5%. The impairment loss recorded in fiscal year 2008 included $1,500 representing a valuation allowance against this note receivable; no changes to this valuation allowance were recorded in 2009. The valuation allowance was established as the Company believes that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair market value was determined by examining the collateral value of the assets pledged by the grantor on the balance sheet dates based upon financial information provided by the grantor. Long-term notes receivable at September 30, 2008 also includes $40, in principal plus interest at a rate of 8.25% per annum. This note plus interest is payable through August 31, 2010, and is classified in “Accounts receivable and other” in the Company’s consolidated balance sheet as of September 30, 2009.
The Company reviews its long-term investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, the Company recorded impairment losses of $2,620 and $109 during fiscal years 2008 and 2007, respectively on its long-term investments carried at cost. The Company recorded no impairment losses during 2009.

Note E — Financing Arrangements
Effective March 31, 2009, the Company amended its $10,000 credit agreement. The revised agreement consists of a $5,000 facility ($0 of short-term debt and $569 of standby letters of credit outstanding at September 30, 2009) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. LIBOR was 0.29% and the Prime rate was 3.25% as of September 30, 2009. The agreement no longer contains debt covenants, but requires cash to be pledged against outstanding borrowings and standby letters of credit. The expiration date of March 31, 2011 remains unchanged. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement may be extended annually. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,585 ($0 outstanding at September 30, 2009). At September 30, 2009, the Company had total unused lines of credit with domestic and foreign banks aggregating $6,016.
Under the Company’s former facility, there were no borrowings during 2008 or 2007. Additionally, the Company had a number of other credit facilities in various currencies and for standby letters of credit aggregating $5,000 ($23 of short-term debt and $603 for standby letters of credit outstanding) at September 30, 2008. The weighted average interest rate on short-term borrowings was 5.6% and 3.4% at September 30, 2008 and 2007, respectively. The Company had total unused lines of credit with domestic and foreign banks aggregating $14,374 of which $10,000 was long-term and $4,374 was a combination of long-term and short-term depending upon the nature of the indebtedness at September 30, 2008. Under certain provisions of the former debt agreements, the Company was required to comply with various financial ratios and covenants.
Note F — Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with U.S. GAAP, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At September 30, 2009, the Company had obligations under foreign exchange forward contracts to sell 1,950,000 Euros, 225,000 British pounds and 150,000,000 Yen at various dates through December 2009.
At September 30, 2009 and 2008, the fair values of the derivative instruments are recorded on the consolidated balance sheets as follows:

	2009	2008

Assets:
Contract value	$371	$3,739
Fair value	360	3,499

Total asset	11	240

Liabilities:
Contract value	4,350	2,353
Fair value	4,531	2,392

Total liability	(181)	(39)

Net (liability) asset	$(170)	$201

The net asset or net liability balances are included in the line items “Prepaid expenses” or “Other accrued expenses” on the Company’s consolidated balance sheets. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from Level 2 inputs as defined by U.S. GAAP.
At September 30, 2009, the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $91, which is expected to be reclassified into earnings in the next three months. See Note A for gains and losses recognized in Comprehensive loss. Set forth below are the amounts and location of losses on derivative instruments and related hedged items reclassified from Other comprehensive income (loss) and included in the Statement of Operations for the years ended September 30, 2009, 2008 and 2007.

Financial Statement Line Item	2009	2008	2007

Cost of goods sold	$245	$314	$30
The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At September 30, 2009, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.

Note G — Foreign Currency
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
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include gains from such foreign exchange transactions of $23, $61 and $290 for 2009, 2008 and 2007, respectively.
Note H — Employee Benefit Plans
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined benefit plan covering eligible German employees. Pension benefits are based upon the employee’s length of service and a percentage of compensation. The Company also has government mandated defined benefit retirement plans for its eligible employees in Japan and Korea; however, these plans are not material to the Company’s consolidated financial statements.
In September 2006, the FASB issued guidance in ASC 715 (Compensation—Retirement Benefits) that requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Under ASC 715, companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of ASC 715 in fiscal 2008 and the measurement date provisions in the fourth quarter of fiscal 2009.
Upon adoption of the measurement provisions in fiscal 2009, we recorded a charge to retained earnings of $105 for the Company’s U.S. pension plans. The measurement date for the Company’s other defined benefit pension plans was September 30 in prior years, and as such, there was no effect of the adoption for those plans. Effective September 30, 2007, we adopted the funding status recognition provisions and recorded an after-tax adjustment to reduce other comprehensive income by $1,975.
The following table sets forth the funded status of the Company’s significant benefit plans at September 30, 2009 and 2008:

	United States Plan		German Plan*
	2009	2008	2009	2008

Change in projected benefit obligations:
Benefit obligation at beginning of year	$36,594	$37,567	$7,384	$7,306
Service cost	1,895	1,677	182	231
Interest cost	3,194	2,356	438	417
Actuarial loss (gain)	5,147	(3,804)	(495)	(263)
Benefits paid	(1,537)	(1,202)	(270)	(203)
Curtailments	(1,110)	—	—	—
Foreign currency exchange rate changes	—	—	281	(104)

Benefit obligation at year end	$44,183	$36,594	$7,520	$7,384

Accumulated benefit obligation at year end	$41,115	$33,128	$7,000	$6,802

Change in plan assets:
Fair value of plan assets at beginning of year	$44,549	$45,177	$1,493	$1,439
Actual (loss) return on pension assets	(6,532)	(1,926)	100	42
Employer contributions	750	2,500	67	19
Participants’ contributions	—	—	—	50
Benefits paid	(1,537)	(1,202)	(42)	(34)
Foreign currency exchange rate changes	—	—	10	(23)

Fair value of plan assets at end of year	37,230	44,549	1,628	1,493

(Pension liability)/prepaid pension assets recognized	$(6,953)	$7,955	$(5,892)	$(5,891)

* The Company has purchased indirect insurance which is expected to be available to the Company as German pension liabilities mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $6,607 and $6,087 at September 30, 2009 and 2008, respectively, for this asset. In accordance with U.S. GAAP this Company asset is not included in the German plan assets.
The amounts recognized in the Consolidated Balance Sheets shown above for the United States Plan are included in the caption “Other long-term liabilities” and “Other assets” as of September 30, 2009 and 2008, respectively. The amounts shown for the German plan are included in the caption “Other long-term liabilities.”

As of September 30, 2009 and 2008, accumulated other comprehensive loss before tax was comprised of the following:

	United States Plan		German Plan
	2009	2008	2009	2008

Unrecognized actuarial (loss) gain	$(19,834)	$(4,579)	$978	$456
Unrecognized prior service cost	(189)	(335)	(17)	(21)

Accumulated other comprehensive (loss) income	$(20,023)	$(4,914)	$961	$435

Activity and balances in accumulated other comprehensive loss before tax related to defined benefit pension plans are summarized below:

	United States Plan			German Plan
	2009		2008	2009	2008

Balance at beginning of year		$(4,914)	$(3,520)	$435	$215
Net actuarial (loss) gain arising during the year		(15,310)	(1,656)	467	228
Amortization of actuarial net loss		55	83	—	—
Amortization of prior service cost		101	179	5	6
Adjustment to apply new measurement provision guidance as of October 1, 2008		45	—	—	—
Exchange rate effects		—	—	54	(14)

Balance at end of year	$	(20,023)	$(4,914)	$961	$435

Estimated prior service costs of $30 for the United States Plan and $5 for the German plan will be amortized from accumulated other comprehensive loss into net period benefit cost in fiscal 2010. Additionally, $398 of unrecognized actuarial losses in the United States plan will also be amortized into net periodic benefit cost in fiscal 2010.
A summary of the components of net periodic pension cost based on the respective measurement dates for the United States and German plans is shown below:

	United States Plan		German Plan
	2009	2008	2009	2008

Service cost-benefits earned during the year	$1,505	$1,677	$170	$231
Interest cost on projected benefit obligation	2,565	2,356	444	417
Expected return on plan assets	(3,780)	(3,533)	(76)	(77)
Curtailment loss	44	—	—	—
Amortization of transition asset	—	—	(16)	23
Amortization of prior service cost	57	179	5	6
Amortization of actuarial net loss	55	83	—	—

Net periodic pension cost	$446	$762	$527	$600

As of the measurement dates, the asset allocation for the United States plan by category was as follows:

	September 30, 2009	June 30, 2008

Equity securities	63%	64%
Fixed income	17	14
Market neutral hedge fund	14	18
Cash equivalent (money market fund)	4	2
Real estate	2	2

	100%	100%

The United States plan investment strategy is to emphasize total return, which is defined as the aggregate return from capital appreciation, dividends, and interest income. In determining the asset classes in which this plan will invest, as well as the target weightings for each asset class, the Company gives consideration to several factors. These include historical risk and return statistics for each asset class and the statistical relationships between the asset classes. The Company also has recognized certain aspects specific to this plan, including, but not limited to, the current funding status, the average age of employee participants, and the ability of the Company to make future contributions.
German plan assets represent employee and Company contributions and are invested by an insurance company in a direct insurance contract payable to the individual participants. The insurance company directs the investments for this contract.

The significant actuarial assumptions used to determine benefit obligations at September 30, 2009 and 2008 were as follows:

	2009	2008

United States Pension Plan:
Discount rate	6.0%	7.0%
Rate of increase in compensation levels	0.0% for two years, and 3.5% thereafter	4.0%
German Pension Plan:
Discount rate	6.5%	6.25%
Rate of increase in compensation levels	2.5%	2.5%
The significant actuarial assumptions used to determine net pension expense for fiscal years 2009, 2008 and 2007 were as follows:

	2008	2007	2006

United States Pension Plan:
Discount rate	7.0%/ 6.875%	6.375%	6.625%
Expected long-term rate of return on plan assets	8.0%	8.25%	8.25%
Rate of increase in compensation levels	4.0%	4.0%	4.0%
German Pension Plan:
Discount rate	6.25%	5.5%	4.5%
Expected long-term rate of return on plan assets	5.0%	5.0%	5.0%
Rate of increase in compensation levels	2.5%	2.5%	3.0%
We used two discount rates in determining the fiscal 2009 U.S. plan’s net pension expense due to the remeasurement that occurred as of February 28, 2009 in connection with a curtailment event. For fiscal 2009 expense recognized until February 28, 2009, a discount rate of 7.0% was used. Following that date, net pension expense was determined using a discount rate of 6.875%. The reduction in the discount rate reflects interest rate declines driven by the disruption experienced in the credit markets from October 2008 through February 2009.
In determining its expected long-term rate-of-return-on-assets assumption for the fiscal year ending September 30, 2009, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.
Expected future benefit payments for both the United States and the German plans are as follows:

	United States Plan	German Plan

2010	$1,348	$304
2011	$1,422	$328
2012	$1,608	$355
2013	$1,713	$376
2014	$1,801	$407
2015 - 2019	$11,135	$2,646
The Company expects to contribute approximately $750 to $1,500 to its pension plans in fiscal year 2010.
In addition to the defined benefit pension plans, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company’s practice had been to match a minimum of 25 percent of the first six percent of a participants’ contribution, with a maximum match up to 50 percent of the first six percent of a participants contribution depending upon the Company’s financial performance, as part of its profit sharing program. The Company suspended matching contributions for calendar 2009 as part of its ongoing cost reduction efforts.
Expense for the 401(k) plan amounted to $115, $498 and $555 in 2009, 2008 and 2007, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. There was no expense related to the additional profit sharing program recorded in 2009, 2008 or 2007.
Note I — Stock Plans
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”), and the Company’s shareholders approved it on February 7, 2009. Under the terms of this plan, 1,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. The 2009 Stock Plan expires on February 6, 2019. No awards have been granted from the 2009 Stock Plan as of September 30, 2009.
The Company’s 2002 Stock Incentive Plan (2002 Stock Plan) is also currently active. Under the terms of the 2002 Stock Plan, 3,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. This plan expires on February 16, 2012. The Company has two other equity-based compensation plans under which options are currently outstanding; however, no new award may be granted under the two other plans as they have been terminated or have expired.

All options outstanding at the time of termination of all four plans shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. In addition to stock options, the 2002 Stock Plan also provides for restricted stock awards, performance unit awards and stock appreciation rights, as does the 2009 Plan. At September 30, 2009, 1,641,183 shares were registered and available for the granting of equity-based awards to directors, officers and other key employees.
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight line basis over the requisite service period of the respective grants. The amount recorded during fiscal 2009 represents net compensation income, and includes favorable adjustments of approximately $950 for performance award units granted in fiscal years 2007 and 2008, which either did not vest or are not expected to vest as the performance targets were not met or are not expected to be met. During fiscal years 2009, 2008 and 2007, the Company recorded stock-based compensation (income) expense as follows:

	2009	2008	2007

Cost of goods sold	$(59)	$152	$91
Selling, general and administrative expenses	127	1,412	1,211
Product development expenses	(121)	268	207

Stock-based compensation included in operating expenses	(53)	1,832	1,509
Estimated tax impact of stock-based compensation	—	598	497

Stock-based compensation (income) expense, net of tax	$(53)	$1,234	$1,012

Stock-based compensation expense per share, net of tax	$0.00	$0.08	$0.06

At September 30, 2009 and 2008, the total estimated unrecognized compensation cost related to unvested stock-based compensation was $948 and $2,380, respectively, and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years and 2.0 years, respectively. The excess tax benefit recognized during fiscal years 2009, 2008 and 2007 was approximately $92, $140 and $358, respectively.
Stock Option Activity
A summary of the Company’s stock option programs is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value

Outstanding at September 30, 2006	3,322,981	$20.12	5.83	$2,333
Options granted at fair market value	106,025	13.91
Options exercised	(122,376)	4.70		$1,045
Options forfeited	—	—
Options expired	(65,050)	29.70

Outstanding at September 30, 2007	3,241,580	20.31	5.04	$945
Options granted at fair market value	146,125	9.13
Options exercised	(74,874)	3.57		$459
Options forfeited	(32,400)	13.14
Options expired	(253,300)	24.58

Outstanding at September 30, 2008	3,027,131	19.90	4.43	$276
Options granted at fair market value	309,050	3.05
Options exercised	(35,000)	4.13		$4
Options forfeited	(55,810)	9.37
Options expired	(310,620)	18.02

Outstanding at September 30, 2009	2,934,751	$18.72	4.08	$736
Vested and expected to vest at September 30, 2009	2,924,817	$21.18	4.06	$714
Exercisable at September 30, 2009	2,451,795	$21.18	3.18	$0

The options outstanding at September 30, 2009 have been segregated into ranges for additional disclosure as follows:

Outstanding				Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$2.99 - $9.12	411,425	9.01	$4.76	0	$0.00
$10.35 - $16.12	1,083,176	3.97	$14.72	1,011,645	$14.74
$16.23 - $36.85	1,107,950	3.33	$19.88	1,107,950	$19.88
$45.13- $54.25	332,200	0.84	$45.15	332,200	$45.15

	2,934,751	4.08	$18.72	2,451,795	$21.18

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally vest fifty percent after two years, and an additional twenty five percent after each of years three and four.
The weighted-average fair values at date of grant for options granted during fiscal years 2009, 2008 and 2007 were $1.08, $3.01, and $5.41, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Expected life (years)	4.75	4.75	4.75
Risk-free interest rate	1.90%	3.84%	4.785%
Volatility	49%	38%	42%
Dividend yield	2.5%	1.6%	1.1%
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
Performance Award Units
Beginning in fiscal 2006, the Company began granting performance award units to officers and other key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period. The award period for performance award units granted in fiscal year 2008 will end on September 30, 2010. The awards granted in fiscal year 2007 vested on September 30, 2009 and no Common Shares were issued. The awards granted in fiscal year 2006 vested on September 30, 2008 and Common Shares were issued on November 7, 2008. The final number of units earned pursuant to an award may range from a minimum of no units, to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 could be adjusted in 25 percent increments, while those issued in 2006 could be adjusted in 50 percent increments. The number of units earned is based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. The awards that vested on September 30, 2008 were issued at 50 percent of target in November 2008. The awards that vested on September 30, 2009 were not issued as the payout was zero percent of target.
Each reporting period, the compensation costs of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issue upon the completion of the three-year performance period. During fiscal 2009, management determined that the performance criteria related to the awards granted in fiscal 2007 and 2008 are not expected to be met and none of these awards are expected to vest. Therefore, in fiscal 2009, all previously-recorded expense of $950 for awards relating to the 2007-2009 period as well as the 2008-2010 period was reversed. During fiscal 2008, we recorded a favorable adjustment of $512 for the awards granted during fiscal 2006, as we expected an attainment of 50 percent of target would be achieved compared with previously expected achievement of 100 percent of target. Similarly, in fiscal 2007, we recorded a favorable adjustment of $781 related to awards granted in fiscal 2006 as we reduced the expected achievement to 50 percent compared with previously expected achievement of 100 percent.

Following is a summary of activity related to performance awards based on the number of units expected to vest:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2006	161,625	$15.05
Awards granted	142,800	13.95
Awards forfeited	(4,375)	14.62
Adjustment of 2006 awards	(79,525)	15.05

Outstanding at September 30, 2007	220,525	14.34
Awards granted	173,225	9.13
Awards forfeited	(35,813)	10.85
Adjustment of 2007 awards	(61,275)	13.94

Outstanding at September 30, 2008(1)	296,662	11.55
Awards issued	(71,487)	15.05
Awards granted	—	—
Awards forfeited	(49,700)	10.60
Adjustment of 2007 awards	(46,100)	13.95
Adjustment of 2008 awards	(129,375)	9.13

Outstanding at September 30, 2009	0	$0.00

(1) Included in the awards outstanding at September 30, 2008 are 71,487 units for the 2006-2008 Plan awards that were vested, but were not yet issued as the performance targets could only be measured following September 30, 2008. These awards were issued on November 6, 2008 when the Company’s previous trading day’s closing stock price was $3.62 per share.
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
Following is a summary of activity related to restricted award units:

		Weighted Average
		Grant Date
	Number of Units	Fair Value

Outstanding at September 30, 2006	15,925	14.90
Awards granted	25,250	13.59
Awards vested	(650)	15.05
Awards forfeited	(2,425)	14.57

Outstanding at September 30, 2007	38,100	13.96
Awards granted	21,725	9.17
Awards vested	(5,425)	12.36
Awards forfeited	(1,800)	13.03

Outstanding at September 30, 2008	52,600	12.25
Awards granted	125,800	2.99
Awards vested	—	—
Awards forfeited	(24,850)	8.31

Outstanding at September 30, 2009	153,550	$5.30

The total fair value of shares vested during fiscal year 2009 was $0.
Directors Equity Plans
The Company’s non-employee Directors receive an annual Common Share grant up to $58. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan; however, no more than 4,000 shares per quarter per Director may be issued During fiscal years 2009, 2008 and 2007, we recorded expense of $394, $522 and $522 for the issuance of 103,155, 52,524 and 41,031 shares, respectively, pursuant to this program based upon the fair market value of the shares at the date of grant. The Board of Directors also may issue restricted stock grants worth $75 to new non-employee Directors at the time of his or her election. These restricted stock grants will vest over a 3-year period. One such grant was issued on February 13, 2006 for 5,098 shares based upon the fair market value at the date of grant of $14.71 per share. We recorded expense of $9, $25 and $25 for this grant in fiscal years 2009, 2008 and 2007, respectively. No grants were issued during fiscal years 2009, 2008 or 2007.
Employee Stock Purchase Plan
The Company’s current employee stock purchase plan is the 2005 Employee Stock Purchase and Dividend Reinvestment Plan, as amended, the “2005 Plan.” The plan offers eligible employees the opportunity to acquire the Company’s Common Shares at a small discount and without transaction costs. Eligible employees can only participate in the plan on a year-to-year basis, must enroll prior to the commencement of each plan year, and in the case of U.S. employees, must authorize monthly payroll deductions. Non-U.S. employees submit their contribution at the end of the plan year. A mid-year enrollment option is also available for new employees. For each plan year, the purchase price will be equal to 95 percent of the market price at the end of the subscription period. The provisions contained in the 2005 Plan eliminate the measurement of compensation expense required under applicable U.S. GAAP. The 2005 Plan subscription period begins on July 1 and ends on June 30. In July 2009, 2008 and 2007, 17,866, 8,785 and 6,676 shares were purchased by employees under this plan at a price of $3.80, $9.03 and $11.92 per share, respectively. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which 457,263 remain available for purchase at September 30, 2009.
Note J — Income Taxes
Income (loss) before income taxes, based on geographic location of the operation to which such earnings and losses are attributable, is provided below. Because the Company has elected to treat certain foreign subsidiaries as branches for United States income tax purposes, pretax losses attributable to the U.S. shown below may differ from the pretax losses or income reported on the Company’s annual U.S. Federal income tax return.

	2009	2008	2007

United StatesUnited States	$(18,551)	$(8,204)	$(6,216)
Non - U.S.	(815)	3,668	4,531

	$(19,366)	$(4,536)	$(1,685)

The provision (benefit) for income taxes is as follows:

	2009	2008	2007

Current:
Federal	$678	$160	$633
Non - U.S.	22	985	2,503
State and local	26	86	45

Total current	726	1,231	3,181

Deferred:
Federal, state & local	30,100	(3,208)	(4,034)
Non - U.S.	312	34	(483)

Total deferred	30,412	(3,174)	(4,517)

Total provision (benefit)	$31,138	$(1,943)	$(1,336)

The following is a reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. Federal income tax rate of 34% to loss before taxes:

	2009	2008	2007

Federal income tax (benefit) at statutory rate	$(6,585)	$(1,542)	$(573)
U.S. loss without tax benefit	6,307	—	—
State and local income taxes	26	(199)	29
Extraterritorial income exclusion	—	—	(306)
Research tax credit	—	(243)	(880)
Foreign losses without tax benefit	669	324	203
(Benefit) tax on non-U.S. income	(35)	576	3,062
Foreign tax credit carryforwards	—	(545)	(2,242)
Valuation allowance	29,967	—	15
Accruals and tax law changes	789	(316)	(752)
Other	—	2	108

Effective provision (benefit) for income taxes	$31,138	$(1,943)	$(1,336)

Effective provision (benefit) income tax rate	160.8%	(42.8)%	(79.3)%

The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal 2009 forecast downward to reflect continuing weakness in the end markets in which we serve. As a result of this negative evidence we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets.
The research tax credit expired effective December 31, 2007, therefore the 2008 benefit only includes the credit through December 31, 2007. On October 3, 2008, former President Bush signed the Economic Stabilization Act of 2008 (“The Act”). The Act included a provision to retroactively extend the research tax credit from January 1, 2008 through December 31, 2009. Because The Act was signed after September 30, 2008, an approximate $730 research tax credit for the period January 1, 2008 through September 30, 2008 has been reflected as a discrete item in the first quarter of the fiscal year ending September 30, 2009. As a result of the valuation allowance described above, the $730 increase to the fiscal year 2008 research tax credit was not recognized as a benefit to income tax expense.
The “Accruals and tax law changes” in 2007 includes a tax benefit of approximately $882 associated with the retroactive application of the research tax credit from January 1, 2006 through September 30, 2006. This was not recorded during the fiscal year ended September 30, 2006 as the research tax credit had expired effective December 31, 2005. The research tax credit was retroactively extended on December 8, 2006.
Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

Deferred tax assets:	2009	2008

Stock options	$585	$1,161
Capitalized research and development	13,936	14,463
Inventory	3,425	1,919
Deferred compensation	864	1,444
Tax credit carryforward	7,751	8,387
Depreciation	1,743	1,418
Warranty	142	205
Medical	204	134
State and local taxes	2,202	1,208
Net operating losses	9,702	873
Pension	2,647	—
Impaired assets	910	1,148
Other	1,992	2,928

Total deferred tax assets	46,103	35,288

Deferred tax liabilities:

Pension	—	2,641
Other	—	74

Total deferred tax liabilities	—	2,715

Valuation allowance	(45,052)	(1,058)

Net deferred tax assets	$1,051	$31,515

The valuation allowance at September 30, 2008, related to net operating losses which the Company believed may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions. The increase in the valuation allowance during the year ended September 30, 2009 was due to the additional valuation allowance taken against U.S. deferred tax assets described above. This increase included $29,967 of U.S. deferred tax assets on hand at September 30, 2008 plus an additional $14,027 of deferred tax assets generated globally during the year ended September 30, 2009.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance at beginning of year	$1,058	$1,180	$1,141
Charged to costs and expenses	39,088	415	213
Charged to other comprehensive loss	5,024	—	—
Charged to other accounts	60	(74)	—
Deductions	(178)	(463)	(174)

Balance at end of year	$45,052	$1,058	$1,180

During 2009, 2008 and 2007, respectively, the Company utilized $178, $463 and $174 of foreign losses against which a valuation allowance was previously recorded.
At September 30, 2009, the Company had tax credit and net operating loss carryforwards as follows:

		Year Expiration Commences

Alternative minimum tax credit	$1,896	Indefinite
Foreign tax credit	1,887	2014-2019
R&D credit	3,966	2014-2024
U.S. net operating losses	23,688	2029
Foreign net operating losses	5,755	2010-Indefinite

In accordance with U.S. GAAP, the Company does not record the tax benefits of stock-based compensation in excess of the book deductions until these benefits are realized using the tax law ordering rules. The Company recorded credits of $92, $140, and $358 to additional paid-in-capital during the years ended September 30, 2009, 2008 and 2007, respectively, in connection with these excess tax benefits.
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
In June 2006, the FASB issued interpretive guidance to create a single model to address accounting for uncertainty in tax positions. This amendment, which we adopted effective October 1, 2007, clarified the accouting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of the adoption, the Company recognized an increased accrued tax liability of $3,055, an increase to deferred tax assets of $3,038 and a decrease to retained earnings of $17.
As of September 30, 2008, the Company had gross unrecognized tax benefits of $5,389. The total amount of such unrecognized benefits that, if recognized, would benefit the effective tax rate was $3,492. As of September 30, 2009, the Company had approximately $5,820 of total gross unrecognized tax benefits. The total amount of such unrecognized tax benefits, if recognized, that would benefit the tax rate was approximately $4,001. The Company anticipates a decrease in its unrecognized tax positions of approximately $650 to $750 over the next 12 months. The anticipated decrease is primarily due to the expiration of statutes of limitations in various jurisdictions. The nature of the soon to be expiring tax positions includes the allocation of income and certain deductions between jurisdictions.
The following table reconciles the Company’s gross unrecognized tax benefits for the fiscal years ended September 30, 2009 and 2008.

	2009	2008

Balance Balance at October 1	$5,389	$6,440
Tax positions related to the current year:
Additions	630	679
Tax positions related to prior years:
Additions	249	2,055
Subtractions	—	(2,319)
Settlements with tax authorities	—	(474)
Lapses in statutes of limitation	(448)	(992)

Balance at September 30	$5,820	$5,389

The Company records interest and penalties related to uncertain tax position as income tax expense. As of September 30, 2009 and 2008, the Company accrued approximately $1,764 and $1,434, respectively, for interest and penalties. We recorded $330 and $660 for penalties and interest related to uncertain tax positions during fiscal 2009 and 2008, respectively. During the year ended September 30, 2008, the Company settled audits by the Internal Revenue Service for the tax year ended September 30, 2004, and Germany for the tax years ended September 30, 1999 through September 30, 2004. The Company is no longer subject to examination in either the U.S. or Germany for periods prior to this. The Company was recently notified by the Internal Revenue Service that it will be audited for the year ended September 30, 2008. The Company has not been notified of any other significant audits; however it may be subject to examination in various U.S. state and local jurisdictions for the tax years 2005 to present as well as various foreign jurisdiction with varying statutes.
Note K — Severance and Other Restructuring Charges
During the fourth quarter of fiscal year 2008, the Company recorded $1,377 of severance and related charges resulting from a global reduction in force of approximately five percent of its total workforce. The obligations incurred related to this action were completed as of September 30, 2009.
In response to the continuing deterioration of economic conditions, in January 2009, the Company implemented additional cost reduction actions, including a reduction in its worldwide work force of approximately seven percent, which includes the effect of an early retirement program. These charges totaled $1,190, the majority of which relate to amounts incurred in connection with termination benefits, and are included on the “Severance and related charges” caption on the consolidated statements of operations. The majority of these payments are substantially complete and the remaining balance is expected to be paid by September 30, 2010.
In February 2009, the Company announced that it would exit its S600 parametric test product line resulting in pretax charges of $5,550, including non-cash charges of $4,498. Orders for the Company’s S600 Series product line had been declining for many quarters as a result of a significant reduction in capital spending by semiconductor customers for production test related applications. The decision to exit the product line was made based on the aforementioned facts and because the Company did not expect to be able to achieve results from this product line that are consistent with its business model. All activities relating to this action were completed by September 30, 2009.

The $5,550 charge was comprised of the following:

Product line exit costs

Severance and other restructuring charges:
Severance and related benefits	$1,052
Sales demonstration inventory write-off	1,579
Write-down of fixed assets	341
Pension plan curtailment charge	28
Lease termination charge	10

3,010
Inventory write-off and accelerated depreciation for exited product line	2,540

$5,550

As a result of a continued sluggish global demand for its products, the Company announced in August 2009 another global workforce reduction of approximately 10 percent, including the effect of a voluntary separation program. Charges associated with this action were $2,583 and are expected to be paid by September 30, 2010. We also incurred $143 for facilities consolidation and pension curtailment charges.
At September 30, 2009, $2,000 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the Consolidated Balance Sheet. In total, approximately 150 employees have been terminated under the various workforce reduction initiatives since September 2008. The activities and our accruals relating to our restructuring and cost reduction programs are summarized below:

Balance—October 1, 2007	$—
Expense recorded	1,377
Cash payments	(116)
Foreign currency translation change	(9)

Balance—September 30, 2008	$1,252
Expense recorded	4,823
Adjustments to previously-recorded expense	2
Cash payments	(4,077)

Balance—September 30, 2009	$2,000

Note L — Commitments and Contingencies
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $166 in 2009, $128 in 2008 and $116 in 2007) was $2,369, $3,161 and $3,079 for 2009, 2008 and 2007, respectively. Future minimum lease payments under operating leases as of September 30, 2009 are as follows:

2010	$2,170
2011	1,719
2012	851
2013	394
2014	157
After 2014	497

Total minimum operating lease payments	$5,788

In November 2009, the Company sold substantially all of its RF product line to Agilent (see details in Note N). While Agilent assumed the Santa Rosa lease, the Company remains a guarantor in the event of default. Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. Accordingly, obligations of approximately $254, $305 and $178 under that lease and included in the above table are not expected to be incurred by the Company for fiscal 2010, 2011 and 2012, respectively.
As previously disclosed, in August 2006, the Company’s Board of Directors formed a Special Committee of independent directors to investigate the Company’s stock option practices since the beginning of the fiscal year ended September 30, 1995. The Committee retained independent counsel (the “Independent Counsel”) to assist it in the investigation. Following appointment of the Special Committee, the Company voluntarily notified the staff of the Securities and Exchange Commission of the Special Committee investigation. In September 2006, the Company received notice that the SEC was conducting an inquiry into the Company’s option grant practices.
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
On August 9, 2006, and August 15, 2006, the Company was named as a nominal defendant in two separate shareholder derivative suits, Nathan Diamond v. Joseph P. Keithley, et al., Cuyahoga County, Ohio, Court of Common Pleas (“Diamond”) and Michael C. Miller v. Joseph P. Keithley, et al, Cuyahoga County, Ohio, Court of Common Pleas (“Miller”). Both suits were removed to the United States District Court for the Northern District of Ohio on September 8, 2006. Miller and Diamond were consolidated and on November 13, 2006, the plaintiffs filed a consolidated Complaint (the “Consolidated Complaint”).
On October 23, 2006, and October 24, 2006, the Company was named as a nominal defendant in two additional shareholder derivative lawsuits, Edward P. Hardy v. Joseph P. Keithley, et al., in the United States District Court for the Northern District of Ohio and Mike Marks v. Joseph P. Keithley, in the United States District Court for the Northern District of Ohio.
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
Note M — Segment and Geographic Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	2009	2008	2007

Net sales:

United States	$26,907	$37,115	$37,275
Other Americas	1,845	3,174	2,785
Germany	12,786	20,815	18,238
Other Europe	21,117	31,177	29,416
Japan	12,851	16,574	16,688
China	12,998	18,679	16,084
Other Asia	14,023	24,934	23,172

	$102,527	$152,468	$143,658

Long-lived assets:

United States	$9,751	$11,749	$12,294
Other	1,349	1,403	1,405

	$11,100	$13,152	$13,699

Note N— Subsequent Events
On November 19, 2009, the Company announced it entered into a Purchase Agreement with Agilent with respect to the sale of its RF product line. Under terms of the Purchase Agreement, the Company sold substantially all assets of the RF product line for a cash purchase price of $9.0 million and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the employees of the RF team. The Company is prohibited from competing against Agilent with respect solely to the RF product line until November 30, 2012. Both Keithley and Agilent agreed to customary indemnification obligations with respect to the representations, warranties and covenants of both parties in the Purchase Agreement. As a result of the transaction, the Company expects to record a pre-tax gain in fiscal 2010 of $2.0 million to $3.0 million.
We have evaluated subsequent events through December 11, 2009, which is the date the financial statements were available to be issued.
Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2009 and 2008.

	First		Second		Third	Fourth

Fiscal 2009
Net sales	$31,070		$23,961		$23,438	$24,058
Gross profit	17,775		11,012	(1)	12,485	13,825
Loss before income taxes	(2,135)		(10,036	)(2)	(2,825)	(4,394	)(3)
Net loss	(32,359	)(4)	(10,279)		(3,426)	(4,440)
Diluted loss per share	(2.07)		(0.66)		(0.22)	(0.28)
Fiscal 2008
Net sales	$38,438		$39,938		$40,955	$33,137
Gross profit	22,704		24,275		23,764	19,102
Income (loss) before income taxes	988		1,397		(125)	(6,796	)(5)
Net income (loss)	889		1,185		(39)	(4,628)
Diluted earnings (loss) per share	.05		.07		(.00)	(.29)

(1)	Included in gross profit in the second quarter of fiscal 2009 are $2,540 of charges for inventory write downs and accelerated depreciation incurred in connection with the exit of the S600 product line.

(2)	Included in loss before income taxes for the second quarter of fiscal 2009 are charges of $2,540 described in (1) above, as well as additional severance charges of $2,242, $1,579 for the write off of sales demonstration inventory, $341 for write down of fixed assets, and $38 for pension curtailment and lease termination charges.

(3)	Included in loss before income taxes for the fourth quarter of fiscal 2009 are severance charges of $2,583, $128 due to an office consolidation, and $15 for pension curtailment.

(4)	Included in net loss is a valuation allowance of $29,967 on taken on U.S. deferred tax assets in the first quarter of fiscal 2009.

(5)	Included in loss before income taxes for the fourth quarter of fiscal 2008 are severance and related charges of $1,377.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

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
ITEM 9B — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the Company’s directors, its audit committee, code of ethics, procedures by which shareholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Exchange Act will be included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.
Certain information required with respect to the executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report and incorporated herein by reference.
ITEM 11 — EXECUTIVE COMPENSATION
See the caption “Executive Compensation and Related Information” in the Company’s Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management will be included under “Principal Shareholders” in the Company’s Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
Information concerning securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information as of September 30, 2009” in Item 5 of Part II of this Annual Report and is incorporated herein by this reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning director independence will be included under “Corporate Governance” in the Company’s Proxy Statement to be used in conjunction with the 2010 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement to be used in conjunction with the February 13, 2010 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934, which section is incorporated herein by this reference.

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
(a)(3) Index to Exhibits

Exhibit
Number	Description
3.1	Code of Regulations, as amended on February 9, 2008. (Reference is made to Exhibit 3(a) of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

3.2	Restated Articles of Incorporation, adopted August 8, 2008. (Reference is made to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (File no. 1-9965), which Exhibit is incorporated herein by reference.)

4.1	Specimen Share Certificate for the Common Shares, without par value. (Reference is made to Exhibit 4(a) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.1	Credit Agreement dated as of March 30, 2001 by and among Keithley Instruments, Inc. and Subsidiary Borrowers and the Lenders and Bank One, NA, as agent. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-9965) which Exhibit is incorporated herein by reference.)

10.2	First Amendment to Credit Agreement, dated August 1, 2002. (Reference is made to Exhibit 10(j) of the Company’s Quarterly Report on Form 10-Q for the quarter year ended June 30, 2002 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.3	Second Amendment to Credit Agreement, dated March 28, 2003. (Reference is made to Exhibit 10(l) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.4	Third Amendment to Credit Agreement, dated March 30, 2004. (Reference is made to Exhibit 10(m) of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.5	Fourth Amendment to Credit Agreement, dated March 30, 2005. (Reference is made to Exhibit 10(n) of the Company’s Current Report on Form 8-K dated March 30, 2005 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.6	Fifth Amendment to Credit Agreement, dated September 27, 2006. (Reference is made to Exhibit 10(r) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.7	Sixth Amendment to Credit Agreement, dated March 31, 2009. (Reference is made to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.8	Pledge, Assignment and Security Agreement by and between the Company and JPMorgan Chase Bank dated March 31, 2009. (Reference is made to Exhibit 10.2 of the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.9*	Employment Agreement with Mark J. Plush dated April 7, 1994. (Reference is made to Exhibit 10(k) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.10*	Amendment to Employment Agreement with Mark J. Plush dated December 31, 2008. (Reference is made to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.11*	Form of Indemnification Agreement entered into by the Company and each of Brian R. Bachman, James B. Griswold, Leon J. Hendrix, Jr., Joseph P. Keithley, Dr. N. Mohan Reddy, Barbara Scherer and R. Elton White, as members of the Company’s Board of Directors On December 2, 2004. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.12*	Form of Indemnification Agreement entered into by the Company and each Mark J. Plush and Linda C. Rae, as executive officers of the Company, on December 2, 2004. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.13*	Form of Indemnification Agreement entered into by the Company and Brian J. Jackman, as a member of the Company’s Board of Directors on May 5, 2005. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.14*	Form of Indemnification Agreement entered into by the Company and Thomas A. Saponas, as a member of the Company’s Board of Directors, on May 11, 2007. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 2, 2004 (File No. 001-09965), which Exhibit is incorporated herein by reference.)

10.15*	Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.16*	Keithley Instruments, Inc. Deferred Compensation Plan (Amended and Restated January 1, 2005). (Reference is made to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

Exhibit
Number	Description
10.17*	Keithley Instruments, Inc. Supplemental Deferral Plan (as Amended and Restated January 1, 2008). (Reference is made to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.18*	1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.19*	1992 Directors’ Stock Option Plan. (Reference is made to Exhibit 10(g) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.20*	1996 Outside Directors Deferred Stock Plan (as Amended and Restated). (Reference is made to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.21*	1997 Directors’ Stock Option Plan (as Amended and Restated). (Reference is made to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.22*	Keithley Instruments, Inc. 2005 Employee Stock Purchase and Dividend Reinvestment Plan (as amended August 2007). (Reference is made to Exhibit 10(z) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.23*	Keithley Instruments, Inc. 2002 Stock Incentive Plan (as Amended and Restated January 1, 2007). (Reference is made to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.24*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.25*	Keithley Instruments, Inc. form of option agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(aa) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.26*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated October 3, 2005 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.27*	Keithley Instruments, Inc. form of restricted unit award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(cc) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.28*	Keithley Instruments, Inc. form of Management Restricted Unit Award Agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.29*	Keithley Instruments, Inc. form of performance award agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10(bb) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.30*	Keithley Instruments, Inc. 2009 Stock Incentive Plan. (Reference is made to Exhibit 10.10 of the Company’s Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.31*	Keithley Instruments, Inc. Annual Incentive Compensation Plan (Amended and Restated as of January 1, 2008). (Reference is made to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated December 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.32*	Keithley Instruments, Inc. 2009 Annual Incentive Compensation Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 31, 2008 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

14.1	Code of Business Conduct & Ethics.

22.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2	Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

+	The certifications furnished pursuant to this item will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 15(b) Exhibits: See “Index to Exhibits” at Item 15(a)(3) above.

Item 15(c) Financial Statement Schedules: Schedules required to be filed in response to this portion are listed above in Item 15(a)(2).
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

Keithley Instruments, Inc. (Registrant)
By:	/s/ Joseph P. Keithley
Joseph P. Keithley, Chairman, President and Chief Executive Officer

Date:	December 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/14/09

/s/ Mark J. Plush Mark J. Plush	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	12/14/09

/s/ Brian R. Bachman Brian R. Bachman	Director	12/14/09

/s/ James B. Griswold James B. Griswold	Director	12/14/09

/s/ Leon J. Hendrix, Jr. Leon J. Hendrix, Jr.	Director	12/14/09

/s/ Brian J. Jackman Brian J. Jackman	Director	12/14/09

/s/ N. Mohan Reddy N. Mohan Reddy	Director	12/14/09

/s/ Thomas A. Saponas Thomas A. Saponas	Director	12/14/09

/s/ Barbara V. Scherer Barbara V. Scherer	Director	12/14/09