Form 10-Q
period 2009-12-31
KEITHLEY INSTRUMENTS INC
filed 2010-02-16
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
Commission File Number 1-9965
KEITHLEY INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0794417
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28775 Aurora Road, Solon, Ohio 44139
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (440) 248-0400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 11, 2010 there were outstanding 13,617,285 Common Shares (net of shares repurchased and held in treasury), without par value; and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-Q include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets into which Keithley sells, conditions of the electronics industry and the economy in general, deployment of our own sales employees throughout the world, expected cost savings from cost cutting actions, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinion,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed in our Securities and Exchange Commission reports, including but not limited to, our Form 10-K for the fiscal year ended September 30, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$33,708	$24,114
Restricted cash	575	569
Short-term investments	1,264	759
Refundable income taxes	140	466
Accounts receivable and other, net	12,280	11,738
Inventories:
Raw materials	4,447	5,760
Work in process	754	613
Finished products	2,675	3,564

Total inventories	7,876	9,937
Deferred income taxes	293	303
Prepaid expenses	2,077	1,753

Total current assets	58,213	49,639

Property, plant and equipment, at cost	49,145	54,081
Less-Accumulated depreciation	40,533	42,981

Property, plant and equipment, net	8,612	11,100

Deferred income taxes	712	748
Intangible assets	—	910
Other assets	10,661	10,705

Total assets	$78,198	$73,102

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,147	$4,916
Accrued payroll and related expenses	4,465	5,648
Other accrued expenses	4,625	5,424
Income taxes payable	1,614	1,122

Total current liabilities	15,851	17,110

Long-term deferred compensation	2,153	2,111
Long-term income taxes payable	3,074	2,852
Other long-term liabilities	14,473	14,419
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,979,718 at December 31, 2009 and 14,950,093 at September 30, 2009	187	187
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at December 31, 2009 and September 30, 2009	27	27
Capital in excess of stated value	39,331	39,121
Retained earnings	34,495	28,629
Accumulated other comprehensive loss	(15,874)	(15,900)
Common shares held in treasury, at cost	(15,519)	(15,454)

Total shareholders’ equity	42,647	36,610

Total liabilities and shareholders’ equity	$78,198	$73,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months
	Ended December 31,
	2009	2008

Net sales	$28,397	$31,070
Cost of goods sold	10,516	13,295

Gross profit	17,881	17,775
Selling, general and administrative expenses	11,268	14,015
Product development expenses	3,130	6,053
Gain on sale of product line	(3,493)	—
Adjustments to severance and related charges	(30)	(3)

Operating income (loss)	7,006	(2,290)
Investment income	25	175
Interest expense	(2)	(20)

Income (loss) before income taxes	7,029	(2,135)
Provision for income taxes	972	30,224

Net income (loss)	$6,057	$(32,359)

Basic earnings (loss) per share	$0.39	$(2.07)

Diluted earnings (loss) per share	$0.38	$(2.07)

Cash dividends per Common Share	$.0125	$.0375

Cash dividends per Class B Common Share	$.0100	$.0300

The accompanying notes are an integral part of these condensed consolidated financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Three Months
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,057	$(32,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of product line	(3,493)	—
Depreciation and amortization	726	911
Non-cash stock compensation	159	(471)
Deferred income taxes	20	30,137
Other non-cash items	55	(20)
Increases in working capital	(2,640)	(1,348)
Other operating activities	611	(495)

Net cash provided by (used in) operating activities	1,495	(3,645)

Cash flows from investing activities:
Capital expenditures	(103)	(1,076)
Increase in Restricted cash	(6)	—
Proceeds from sale of product line	9,000	—
Net purchases of short-term investments	(504)	—
Proceeds from maturities and sales of investments	—	12,500

Net cash provided by investing activities	8,387	11,424

Cash flows from financing activities:
Net borrowings of short-term debt	—	536
Cash dividends paid	(191)	(569)
Repurchase of Common Shares	(12)	(787)

Net cash used in financing activities	(203)	(820)

Effect of exchange rate changes on cash	(85)	128

Increase in cash and cash equivalents	9,594	7,087
Cash and cash equivalents at beginning of period	24,114	22,073

Cash and cash equivalents at end of period	$33,708	$29,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except for share data)
A. Nature of Operations
Keithley’s business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current or optical signals. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at December 31, 2009 and 2008, and for the three-month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three month periods ended December 31, 2009 and 2008 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2009, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 14, 2009 (the “2009 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. G.A.A.P.”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples include the allowance for doubtful accounts, estimates of contingent liabilities, inventory valuation, pension plan assumptions, estimates and assumptions relating to stock-based compensation costs, the assessment of the valuation of deferred income taxes and income tax reserves. Actual results could differ from those estimates.
C. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its consolidated financial statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements.

Accounting Guidance Not Yet Adopted
In January 2010, the FASB issued updates to guidance that are intended to improve disclosures about fair value measurements. The updates are effective for the Company in the second quarter of fiscal 2010. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to Accounting Standards Codification (“ASC”) 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.
In December 2008, the FASB issued updates to the guidance intended to enhance disclosures regarding assets in defined benefit pension or other post-retirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company does not anticipate that the adoption will have a material effect on its consolidated financial statements.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in the calculation of earnings per share. Details of the calculation are set forth below:

	For the Three Months
	Ended December 31,
	2009	2008
Net income (loss)	$6,057	$(32,359)

Weighted averages shares outstanding	15,732,679	15,607,397
Dilutive effect of stock awards	61,933	—

Weighted average shares used for dilutive earnings per share	15,794,672	15,607,397

Basic earnings (loss) per share	$0.39	$(2.07)
Diluted earnings (loss) per share	$0.38	$(2.07)
Due to the net loss for the three months ended December 30, 2008, 3,398 shares related to stock awards and the employee stock purchase plan were excluded from the dilutive calculation. Both vested and nonvested stock option awards representing approximately 3.0 million shares outstanding at December 31, 2009 and 2008, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.
E. Comprehensive Income
Comprehensive income (loss) for the three-month periods ended December 31, 2009 and 2008 is as follows:

	2009	2008
Net income (loss)	$6,057	$(32,359)
Unrealized gains (losses) on value of derivative contracts	204	(372)
Net unrealized investment gains	—	442
Foreign currency translation adjustments	(178)	359

Comprehensive income (loss)	$6,083	$(31,930)

F. Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We categorize financial instruments within the fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, forward contracts to purchase foreign currencies and accounts payable. Due to their short-term nature, the carrying values of accounts receivable and accounts payable approximate fair value. Level 1 assets represent those whose fair value is based upon quoted prices in active markets for identical assets, while Level 2 assets represent those whose fair value is based upon significant other observable inputs. The Company has no Level 3 assets. Financial assets measured at fair value on a recurring basis as of December 31, 2009, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$32,435	$1,273	$33,708
Restricted cash	575	—	575
Certificates of deposit (2)	—	1,264	1,264
Foreign currency forward contracts (3)	—	145	145

	$33,010	$2,682	$35,692

Financial assets measured at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$22,444	$1,670	$24,114
Restricted cash	569	—	569
Certificates of deposit (2)	—	759	759

	$23,013	$2,429	$25,442

Liabilities
Foreign currency forward contracts (3)	$—	$170	$170

(1)	Consists of cash, money market funds and certificates of deposit having maturities of less than 90 days after September 30, 2009.

(2)	Included in Short term investments in the unaudited condensed consolidated balance sheet.

(3)
Included in Prepaid expenses or Other accrued expenses in the unaudited condensed consolidated balance sheet, with related unrecognized gains and losses being recorded in Accumulated other comprehensive losses until realized, at which time they are recorded in Cost of goods sold in the condensed consolidated statement of operations.

Certain nonfinancial assets are measured at fair value on a nonrecurring basis and therefore, are not included in the tables above. These assets primarily consist of notes receivable and are included in Other assets in the condensed consolidated balance sheets. They are measured at cost and are tested for impairment when events and circumstances warrant by comparing the fair value of the underlying net assets to the carrying value of the notes receivable.

G. Guarantor’s Disclosure Requirements
Guarantee of lease
In connection with the sale of substantially all assets of the Company’s radio frequency (“RF”) product line to Agilent Technologies, Inc. (“Agilent”) in November 2009, Agilent assumed the Santa Rosa lease (see Note O. for further details). The Company remains a guarantor in the event of default; however, Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. The maximum amount of future payments (undiscounted) the Company would be required to make under the guarantee would be approximately $711 through April 30, 2012. The Company has not recorded any liability for this item, as it does not believe that it is probable that Agilent will default on the lease payments.
Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue from the extended warranties, as well as the related costs, is immaterial for the three month periods ending December 31, 2009 and 2008. A reconciliation of the estimated changes in the aggregated product warranty liability for the three-month periods ending December 31, 2009 and 2008 is as follows:

	2009	2008
Balance, beginning of period	$466	$701
Accruals for warranties issued during the period	252	279
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(46)	(26)
Settlements made (in cash or kind) during the period	(187)	(322)
Currency translation	(2)	—

Balance, end of period	$483	$632

H. Repurchase of Common Shares
In February 2007, the Company’s Board of Directors approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company was authorized to purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of the shares outstanding at the time the 2007 Program was approved, over a two-year period ending February 28, 2009. The purpose of the 2007 Program was to offset the dilutive effect of stock option and stock purchase plans, and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and employee stock purchase plans. The Company did not replace the 2007 Program upon its expiration.
Under the Company’s 2002 Stock Incentive Plan, the Company repurchased 2,649 Common Shares during the first quarter of fiscal 2010 for $12 for withholding of payroll taxes relating to vested restricted share awards, representing an average cost of $4.67 each (there were no associated commissions). During the first quarter of fiscal year 2009, the Company purchased 155,000 Common Shares under the 2007 Program for $745 at an average cost of $4.80 per share, including commissions. In addition, the Company repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as permitted under the Company’s 2002 Stock Incentive Plan, for withholding of payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. See Note M.
At December 31, 2009 and 2008, 1,380,297 and 1,377,648 Common Shares remained in treasury at an average cost, including commissions, of $9.93 and $9.94, respectively.

Also, included in “Common shares held in treasury, at cost” are shares purchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 233,364 and 208,569 at December 31, 2009 and 2008, respectively.
I. Investments
The Company classifies its investments in certificates of deposits and money market fund investments as “trading”, which requires they be recorded at fair market value in the Company’s consolidated balance sheet with the changes in fair value and resulting gains and losses included in the Company’s condensed consolidated statements of operations. There were no realized gains or losses on sales of marketable securities during the first quarter of fiscal years 2010 or 2009. U.S. G.A.A.P. defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We determined the fair market value of the trading investments at December 31 and September 30, 2009, using quoted prices for similar assets, which is a Level 2 hierarchy fair value measurement. The balance of trading investments was $1,264 and $759 at December 31, and September 30, 2009, respectively, and there were no unrealized gains or losses.
At December 31 and September 30, 2009, the investments have maturity dates of less than one year.
J. Financing Arrangements
Effective March 31, 2009, the Company amended its $10,000 credit agreement. The revised agreement consists of a $5,000 facility ($0 of short-term debt and $575 of standby letters of credit outstanding at December 31, 2009) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. LIBOR was 0.25% and the Prime rate was 3.25% as of December 31, 2009. The agreement does not contain debt covenants, but requires cash to be pledged against outstanding borrowings and standby letters of credit. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement’s expiration date is March 31, 2011, and may be extended annually. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,540 ($0 outstanding at December 31, 2009). At December 31, 2009, the Company had total unused lines of credit with domestic and foreign banks aggregating $5,965.
K. Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the condensed consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with U.S. G.A.A.P., all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At December 31, 2009, the Company had obligations under foreign exchange forward contracts to sell 1,825,000 Euros, 225,000 British pounds and 150,000,000 Yen at various dates through February 2010.

The fair values of the derivative instruments are recorded on the consolidated balance sheets as follows:

	December 31, 2009	September 30, 2009
Assets:
Contract value	$4,616	$371
Fair value	4,469	360

Total asset	147	11

Liabilities:
Contract value	119	4,350
Fair value	121	4,531

Total liability	(2)	(181)

Net asset (liability)	$145	$(170)

The net asset or net liability balances are included in the line items “Prepaid expenses” or “Other accrued expenses”, respectively, on the Company’s condensed consolidated balance sheets. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from Level 2 inputs as defined by U.S. G.A.A.P.
As of December 31, 2009, we have recorded unrealized gains on derivatives of $204 in Accumulated other comprehensive loss, which we expect to reclassify into earnings in the next three months. During the first quarter of fiscal 2010, losses of $91 were reclassified into earnings from Accumulated other comprehensive loss.
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
A summary of the components of net periodic pension cost for the U.S. plan and the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Service costs-benefits earned during the period	$368	$389	$34	$44
Interest cost on projected benefit obligation	653	629	121	106
Expected return on plan assets	(925)	(961)	(21)	(17)
Amortization of net loss (gain)	99	—	(4)	—
Amortization of prior service cost	8	24	1	1

Net periodic benefit cost	$203	$81	$131	$134

The Company expects to contribute approximately $1,000 to $2,000 to its pension plans in fiscal year 2010.

M. Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which was approved by the Company’s shareholders at its annual meeting held on February 7, 2009. No awards have been granted from the 2009 Plan since its inception through December 31, 2009. The Company has three other equity-based compensation plans under which options are currently outstanding. Of the four plans, stock-based compensation awards can be granted to employees and Directors from two of the plans, while no new awards may be granted from the other two plans as they have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by U.S. G.A.A.P. Additionally, no shares were issued pursuant to the ESPP during the first quarter of fiscal years 2010 or 2009.
Compensation costs recorded
Our stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the quarter ended December 31, 2009, represents net compensation expense. The amount recorded in the period ended December 31, 2008, represents net compensation income, and includes a favorable adjustment of approximately $700 for performance award units granted in fiscal years 2007 and 2008. Those awards were expected, as of December 31, 2008, to settle at zero percent and 50 percent of target, respectively. The table below summarizes the allocation of stock-based compensation expense (income) recorded for the three months ended December 31, 2009 and 2008:

	2009	2008
Cost of goods sold	$(1)	$(75)
Selling, general and administrative expenses	176	(248)
Product development expenses	(16)	(148)

Stock-based compensation included in operating expenses	159	(471)
Estimated tax effect of stock-based compensation	—	—

Stock-based compensation expense (income)	$159	$(471)

Due to the net operating loss position in the United States, there was no tax impact on stock-based compensation in the first quarter of fiscal years 2010 or 2009, nor were there any excess tax benefits recognized during the first quarter of fiscal years 2010 and 2009. Likewise, we expect to record no tax effects of stock based compensation for fiscal 2010.
As of December 31, 2009, there was $839 of total pretax unrecognized compensation cost related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 3.0 years.
Stock option activity
During the first quarter of fiscal 2010, we granted 174,800 non-qualified stock options shares to officers and other key employees. These awards have a term of ten years, vest fifty percent after two years, and an additional twenty five percent each after years three and four. The options have an exercise price equal to the closing market price on the grant date of $4.26 per share. During the first quarter of fiscal year 2009, the Company granted no stock options.
The weighted-average fair value for options granted during the first quarter of fiscal year 2010 was $2.09, and was estimated using the Black-Scholes option-pricing model. The following assumptions were applied for options granted during this period:

Expected life (years)	4.75
Risk-free interest rate	2.12%
Volatility	63%
Dividend yield	1.2%

Performance award units—Fiscal 2010 Grant
During the first quarter of fiscal year 2010, the Company granted 82,050 performance award units to officers and key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The final number of units awarded for this grant will be determined, as of September 30, 2012, based upon the Company’s total shareholder return over the performance period compared to the Russell MicroCap Index and may range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $6.73, and was determined using a Monte Carlo simulation model using the following assumptions:

Risk-free interest rate	1.25%
Volatility	78%
Dividend yield	1.2%
The Company recognizes the estimated cost of these awards, as determined under the simulation model, on a straight-line basis over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Performance award units—Grants prior to Fiscal 2010
The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period. The final number of units earned pursuant to an award may range from a minimum of no units, to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 could be adjusted in 25 percent increments, while those issued in 2006 could be adjusted in 50 percent increments. The number of units earned is based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon completion of the performance period. No performance award units were granted during the first quarter of fiscal 2009.
The awards granted in fiscal year 2008 will vest on September 30, 2010. The performance criteria related to the awards granted during fiscal year 2008 are not expected to be met and none of these awards are expected to payout. Therefore, no expense for these awards was accrued as of December 31, 2009, which is unchanged from September 30, 2009. At December 31, 2008, these awards were being accrued at 50 percent of target level, which represented a change during the first quarter of fiscal 2009 from 100 percent of target at September 30, 2008.
The awards granted in fiscal year 2007 vested on September 30, 2009 and no Common Shares were issued as the achievement was zero percent of target. At December 31, 2008, the performance criteria related to the awards granted during fiscal year 2007 were not expected to be met and none of these awards were expected to payout. Therefore, all previously recorded expense for these awards was reversed during the first quarter of fiscal 2009.
The awards granted in fiscal year 2006 vested on September 30, 2008 and Common Shares were issued to recipients on November 6, 2008 when the fair market value of a Common Share of the Company’s stock was $3.62. These awards totaled 71,487 shares representing 50 percent of the targeted number of shares that were initially granted rounded to the next highest whole share.
Restricted award units
During the first quarter of fiscal year 2010, the Company granted 111,050 restricted award units with a fair market value per unit on the grant date of $4.26. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates. No restricted award units were granted during the first quarter of fiscal 2009. In October 2009, the awards granted in fiscal 2006 vested, and 8,625 shares of Common Stock were awarded when the fair market value was $4.67 per share.

Directors’ equity plans
The Company’s non-employee Directors receive an annual Common Share grant up to $58 per individual. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan; however, for grants after December 2008, no more than 3,000 shares per quarter per Director may be issued. During the first quarter of fiscal year 2010, 21,000 Common Shares were issued to non-employee Directors with a closing market value of $4.18 on the date of issuance. During the first quarter of fiscal year 2009, 36,045 shares were issued to non-employee Directors with a closing market value of $3.62 on the date of issuance.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There have been no such grants issued since February 2006.
N. Income Taxes
For the three months ended December 31, 2009, the Company recorded income tax expense of $972 on income before taxes of $7,029, resulting in an effective tax rate of 13.8 percent. The Company currently has a full valuation allowance against its U.S. deferred tax assets, which includes significant net operating losses. During the first quarter of fiscal 2010, the Company was able to utilize a portion of its U.S. deferred tax assets, and accordingly, did not record income tax expense on its current fiscal quarter’s U.S. pretax income.
For the three months ended December 31, 2008, the Company recorded income tax expense of $30,224 on a loss before taxes of $2,135, or an effective tax rate of 1,415.6 percent. The tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability were adversely impacted resulting in a cumulative loss for the previous past twelve quarters. This coupled with revised downward projections led us to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, we recorded a full valuation allowance against those U.S. deferred tax assets. In addition, the Company was not able to record a tax benefit on the quarter’s U.S. pretax loss, and recorded income before taxes in certain foreign operations that resulted in tax expense for the first quarter of fiscal 2009.
As of December 31, 2009, the Company had gross unrecognized tax benefits of $5,993, an increase of approximately $173 during the quarter. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $4,077. The Company anticipates a decrease in its unrecognized tax positions of approximately $1,000 over the next twelve months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2009, the Company had accrued $1,862 of interest and penalties related to uncertain tax positions.
O. Gain on Sale of RF Product Line
On November 30, 2009, the Company closed its previously announced sale of its RF product line to Agilent. Under terms of the purchase agreement, the Company sold substantially all RF assets (including inventory, property and equipment, and capitalized software) for a cash purchase price of $9,000 and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the RF employees. The Company is prohibited from competing against Agilent solely with respect to the RF product line until November 30, 2012. The purchase agreement contains customary indemnification obligations with respect to the representations, warranties and covenants of the parties. As a result of the transaction, the Company recorded a pre-tax gain in the first quarter of fiscal 2010 of $3,493, which included expenses associated with the transaction of $970, of which $551 relates to severance benefits for terminated employees (See Note P.). The Company expects to incur additional costs relating to the transaction of approximately $300 over the second and third quarters of fiscal 2010. As the RF product line did not have separately identifiable financial and cash flow information, the gain on sale is therefore considered a component of continuing operations.
Additionally, on November 30, 2009, the parties entered into a transition service agreement (“TSA”) through the earlier of May 29, 2010, or when the last of the agreed upon services have been provided. In exchange for consideration as specified in the TSA, Keithley will provide certain limited services as they relate to its former RF product line.

P. Severance and Other Restructuring Charges
During the past two fiscal years and continuing into the first quarter of fiscal 2010, we implemented several global workforce reductions and exited two product lines. These actions stemmed from the continued deterioration in economic conditions, and the related activities are substantially completed. We expect to complete the remaining activities the earlier of May 29, 2010 or when the last of our services under the TSA with Agilent are rendered (see Note O.). The remaining payments associated with our workforce reductions are expected to be completed by September 30, 2010. In total, we have incurred cumulative severance and related charges of $8,273 and other costs associated with the exit of our S600 product line totaling $2,540.
As part of the aforementioned sale of the RF product line (see Note O.), we recorded an additional $551 of severance charges during the first quarter of 2010, which are included within the Gain on sale of product line in the condensed consolidated statement of operations. The Company recorded no further severance or related charges during the first quarter of fiscal 2010.
At December 31, 2009, $1,323 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the condensed consolidated balance sheet. In total, approximately 152 employees have been terminated under the various workforce reduction initiatives since September 2008. The activities and our accruals relating to our restructuring and cost reduction programs are summarized below:

Balance—September 30, 2009	$2,000
Severance charges associated with sale of RF product line	551
Cash payments	(1,198)
Adjustments to previously-recorded expense	(30)

Balance—December 31, 2009	$1,323

Q. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	For the Three Months
	Ended December,
	2009	2008
Net Sales:
United States	$8,133	$7,190
Other Americas	627	457
Germany	3,356	4,877
Other Europe	5,511	6,908
Japan	2,920	4,004
China	3,658	2,902
Other Asia	4,192	4,732

	$28,397	$31,070

	At December 31,	At September 30,
	2009	2009
Long-lived assets:
United States	$7,397	$9,751
Other	1,215	1,349

	$8,612	$11,100

R. Subsequent Events
On January 7, 2010, we announced the restoration of employee work hours and compensation to full pay effective January 1, 2010. We previously reduced employee compensation by ten percent for the majority of U.S. exempt employees, twelve percent for our three senior officers, and had implemented unpaid days off for U.S. non-exempt employees, all effective January 1, 2009. We anticipate the restoration will increase fiscal 2010 annualized operating costs by approximately four percent.
We have evaluated subsequent events through February 16, 2010, which is the date the financial statements were issued.

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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first quarter of fiscal year 2010, semiconductor orders comprised approximately 30 percent of our total orders; wireless communications orders were about five percent; precision electronic components orders were approximately 25 percent, which includes orders from customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 35 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including the semiconductor, wireless communications and precision electronic components industries, have historically been very cyclical and have experienced periodic downturns. Our customers across all industries and geographies demonstrated reduced order patterns, beginning in the fourth quarter of fiscal 2008 and continuing through mid-fiscal year 2009. In response to these conditions, we took various cost reduction actions beginning in the fourth quarter of fiscal 2008 and continuing through the first quarter of fiscal 2010 to reduce our future operating expenses. These actions included headcount reductions, a hiring freeze with the exception of a few critical replacements, reductions in our capital expenditures, and travel and other discretionary spending, a pay reduction for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees, the suspension of the annual bonus program for management and lower sales commissions payments to the sales force, the suspension of the Company’s 401(k) match and the exit of our S600 series product line. In addition, we sold substantially all assets related to our RF product line. While our overall customer demand has not yet rebounded to levels before the economic crisis began in the fall of calendar 2008, it is showing modest signs of improvement evidenced by sequential increases in orders from our customers since the second quarter of fiscal 2009. Because of that improvement coupled with the previous cost reduction measures that are still in place, we restored compensation levels and work hours effective January 1, 2010, for the aforementioned U.S. exempt and non-exempt employees, respectively.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and use sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the Americas, Europe and Asia. As a substantial portion of our selling costs are fixed, we expect that selling through our own sales force will be favorable to earnings during times of strong sales, but will be unfavorable during times of depressed sales.
Critical Accounting Policies and Estimates
Management has identified the Company’s “critical accounting policies.” These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future. These critical accounting policies and estimates are described in Management’s Discussion and Analysis included in our 2009 Form 10-K, and include use of estimates, revenue recognition, inventories, income taxes, pension plans, stock compensation plans and restructuring and cost reduction programs.

Results of Operations
First Quarter Fiscal 2010 Compared with First Quarter Fiscal 2009
Net sales of $28.4 million for the first quarter of fiscal 2010 decreased $2.7 million, or nine percent, from net sales of $31.1 million in last year’s first quarter. Sales outside of the Americas represented approximately 70 percent of total sales for the first quarter of fiscal 2010. The effect of a weaker U.S. dollar positively impacted sales by approximately three percentage points for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Sequentially, net sales increased $4.3 million, or 18 percent, compared to the fourth quarter of fiscal 2009.
Orders of $27.0 million for the first quarter of fiscal 2010 decreased by $0.7 million, or two percent, compared with orders of $27.7 million for the first quarter of last year. However, orders for the first quarter of fiscal 2010 increased six percent sequentially from the fourth quarter of fiscal 2009. Geographically, orders increased two percent in the Americas and eight percent in Asia, and decreased 16 percent in Europe when compared to the prior year. Orders from the Company’s semiconductor customers increased approximately 15 percent, orders from both wireless communications customers and precision electronics components customers each decreased approximately 15 percent, and orders from research and education customers were flat compared to the prior year’s first quarter. For the first quarter of fiscal 2010, semiconductor customer orders comprised approximately 30 percent of total orders, wireless communications customer orders were approximately five percent, precision electronics components customer orders were approximately 25 percent, and research and education customer orders made up about 35 percent. Order backlog decreased $1.3 million during the quarter to $10.9 million at December 31, 2009. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales declined to 37.0 percent from 42.8 percent in the prior year’s first quarter. The decline was primarily due to a more profitable sales mix and the previously-implemented cost cutting measures. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. Foreign exchange hedging increased cost of goods sold as a percentage of net sales by 0.4 percentage points in the first quarter of fiscal 2010, whereas it decreased cost of goods sold as a percentage of net sales by 0.5 percentage points for the corresponding prior year period.
Selling, general and administrative expenses of $11,268, or 39.7 percent of net sales, decreased $2,747, or 19.6 percent, from $14,015, or 45.1 percent of net sales, in last year’s first quarter. The decrease was due primarily to the cost-cutting actions the Company took beginning in late fiscal 2008 and continuing throughout fiscal 2010, including several actions taken following the first quarter of fiscal 2009. The measures taken include lower compensation expenses, including lower salaries and in-house commissions and bonuses, as well as lower marketing program spending. Additional cost savings were achieved upon the sale of substantially all assets of our RF product line. During last year’s first quarter, we recognized a favorable adjustment for performance award units granted in fiscal years 2007 and 2008; there were no similar adjustments during the first quarter of fiscal 2010.
Product development expenses for the quarter were $3,130, or 11.0 percent of net sales, down $2,923, or 48.3 percent, from last year’s $6,053, or 19.5 percent of net sales. The decrease is primarily a result of targeted reductions in certain development efforts, the exit of our S600 parametric test product line in February 2009 as well as the sale of our RF product line in November 2009.
The Company’s emphasis on returning to profitability in fiscal 2010 and beyond led it to conclude that it should no longer continue to support its investment in RF measurement products and should instead focus on growing its core business. As a result, the Company sold substantially all of its RF product line in November 2009 to Agilent Technologies, Inc. for a cash purchase price of $9,000 and recorded a pretax gain of $3,493. The Company expects to incur additional costs relating to the transaction of approximately $300 over the second and third quarters of fiscal 2010. See Note O. for details.

For the first quarter of fiscal 2010, the Company reported operating income of $7,006, which includes a $3,493 gain on sale of the Company’s RF product line, compared to last year’s first quarter operating loss of $2,290.
Investment income was $25 for the quarter compared to $175 in last year’s first quarter. The decrease was due primarily to lower interest rates available on investments made within the Company’s investment policies.
The Company recorded income tax expense for the three months ended December 31, 2009, of $972, which represents an effective tax rate of 13.8 percent. The Company currently has a full valuation allowance against its U.S. deferred tax assets, which includes significant net operating losses. During the first quarter of fiscal 2010, the Company was able to utilize a portion of those U.S. deferred tax assets, and accordingly, did not record income tax expense on its current fiscal quarter’s U.S. pretax income. In contrast, for the three months ended December 31, 2008, the Company recorded income tax expense of $30,224 on a loss before taxes of $2,135, or an effective tax rate of 1,415.6 percent. The tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability for the first quarter of fiscal 2009 were adversely impacted resulting in a cumulative loss for the previous past twelve quarters. This coupled with revised downward projections led the Company to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against those U.S. deferred tax assets in the first quarter of fiscal 2009. In addition, the Company was not able to record a tax benefit on this quarter’s U.S. pretax loss, and recorded income before taxes in certain foreign operations that resulted in tax expense for the first quarter of fiscal 2009.
The Company reported net income of $6,057, or $0.38 per diluted share, for the first quarter of fiscal 2010, compared with a net loss of $32,359, or $2.07 per diluted share, for the first quarter of fiscal 2009.
Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of December 31 and September 30, 2009:

	December 31	September 30
Current assets:
Cash and cash equivalents	$33,708	$24,114
Restricted cash	575	569
Short-term investments	1,264	759
Refundable income taxes	140	466
Accounts receivable and other, net	12,280	11,738
Total inventories	7,876	9,937
Deferred income taxes	293	303
Prepaid expenses	2,077	1,753

Total current assets	58,213	49,639

Current liabilities:
Accounts payable	5,147	4,916
Accrued payroll and related expenses	4,465	5,648
Other accrued expenses	4,625	5,424
Income taxes payable	1,614	1,122

Total current liabilities	15,851	17,110

Working capital	$42,362	$32,529

Working capital increased during the quarter by $9,833, Current assets increased during the quarter by $8,574, while current liabilities decreased $1,259. Cash and cash equivalents increased $9,594 resulting primarily from the proceeds generated by the sale of the RF product line in November 2009 coupled with the overall improved operating performance of the Company. Our improved operating performance during the quarter reflects the results of the cost saving measures implemented throughout fiscal 2009 and sequential increases in customer orders, which began in April 2009. Accounts receivable and other, net increased by $542 and reflects the higher level of sales this quarter as compared to the three months ended September 30, 2009. Days sales outstanding were 40 at December 31, 2009, compared to 47 at September 30, 2009. Inventories decreased $2,061 during the quarter primarily due to the sale of our RF product line. Inventory turns were 5.1 at December 31, 2009, a slight increase from 4.7 at September 30, 2009. With respect to the decrease in current liabilities, Accrued payroll and related decreased $1,183 primarily due to lower payroll costs resulting from headcount and salary reductions previously discussed. Other accrued expenses declined by $700 primarily due to the payment of severance which was accrued as of September 30, 2009 (see Note P.).

Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows for the three months ended December 31:

	2009	2008
Cash provided by (used in):
Operating activities	$1,495	$(3,645)
Investing activities	8,387	11,424
Financing activities	(203)	(820)
Operating activities. Cash provided by operating activities was $1,495 for the quarter of fiscal year 2010 compared with cash used in operating activities of $3,645 in the same period last year, an increase of $5,140. The primary cause of the increase was improved operating performance resulting from previous cost-cutting actions, partially offset by increases in working capital, which are described under Working Capital above. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.
Investing activities. Cash provided by investing activities was $8,387 during the first quarter of fiscal 2010 compared to $11,424 in the same period last year. As described above in Results of Operations, the Company sold its RF product line for a cash purchase price of $9,000 during the quarter, and made net purchases $504 of investments. In contrast, for the same quarter last year, the Company sold $12,500 of auction rate securities. Capital expenditures decreased to $103 this quarter compared to $1,076 for the corresponding prior year period.
Financing activities. Cash used in financing activities was $203 in the first quarter of fiscal year 2010 as compared to $820 for the corresponding prior year period. Cash used in financing activities in the first quarter of 2010 consisted of payments of cash dividends totaling $191 and repurchases of 2,649 Common Shares at an average cost of $4.67 each totaling $12 for withholding of payroll taxes relating to vested share awards. We had no net borrowings or repayments of debt during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, we paid dividends of $569 and repurchased 155,000 Common Shares for $745, or an average cost per share including commissions of $4.80. In addition, we repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as withholding for payroll taxes upon the vesting of performance award units. These cash uses were offset by net borrowings of short-term debt totaling $536.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At December 31, 2009, we had available unused lines of credit with domestic and foreign banks aggregating $5,965, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In September 2006, the FASB issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on our consolidated financial statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements.

Accounting Guidance Not Yet Adopted
In January 2010, the FASB issued updates to guidance intended to improve disclosures about fair value measurements. The updates are effective for the Company in the second quarter of 2010. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to Accounting Standards Codification 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.
In December 2008, the FASB issued updates to guidance that is intended to enhance disclosures regarding assets in defined benefit pension or other post-retirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company does not anticipate that the adoption will have a material effect on its consolidated financial statements.
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
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign forward exchange contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange risk. In our opinion, a ten percent adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore our consolidated results of operations, financial position or cash flows.
The Company maintains a short-term investment portfolio which consists primarily of certificates of deposit and money market mutual funds. In management’s opinion, a ten percent increase in interest rates would not have a material impact on our consolidated results of operations, financial position or cash flows.
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
During the first quarter of fiscal 2010, there were no significant changes in legal proceedings from those disclosed in the Company’s 2009 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2009 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the first quarter of fiscal 2010, the Company made no purchases of Common Shares under any share repurchase program. The Company repurchased 12,972 Common Shares in December 2009 in connection with the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan, at an average cost per share of $4.28. Additionally, in connection with its 2002 Stock Incentive Plan, the Company repurchased 2,649 Common Shares in December 2009 at an average cost per share of $4.67 for withholding of payroll taxes relating to vesting of restricted share awards.
ITEM 6. Exhibits.
(a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number		Exhibit

2.01
Purchase and Sale Agreement, dated November 19, 2009, by and between Keithley Instruments, Inc. and Agilent Technologies, Inc. (Reference is made to Exhibit 2.01 of the Company’s Current Report on Form 8-K dated November 19, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.01
Form of Keithley Instruments, Inc. 2002 & 2009 Stock Incentive Plans Performance Award Agreement (Reference is made to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated December 9, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.02
Keithley Instruments, Inc. 2010 Annual Incentive Compensation Plan (Reference is made to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated November 13, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: February 16, 2010	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010	/s/ Mark J. Plush
Mark J. Plush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)