Form 10-Q
period 2010-03-31
KEITHLEY INSTRUMENTS INC
filed 2010-05-13
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
YES ☐ NO ☑
As of May 12, 2010 there were outstanding 13,617,285 Common Shares (net of shares repurchased and held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

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
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed in our Securities and Exchange Commissions reports, including but not limited to our Form 10-K for the fiscal year ended September 30, 2009.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars) (Unaudited)

	March 31,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$38,024	$24,114
Restricted cash	534	569
Short-term investments	1,260	759
Refundable income taxes	140	466
Accounts receivable and other, net	14,027	11,738
Inventories:
Raw materials	4,875	5,760
Work in process	965	613
Finished products	2,500	3,564

Total inventories	8,340	9,937
Deferred income taxes	250	303
Assets held for sale	1,715	—
Prepaid expenses	1,785	1,753

Total current assets	66,075	49,639

Property, plant and equipment, at cost	40,393	54,081
Less-Accumulated depreciation	34,161	42,981

Property, plant and equipment, net	6,232	11,100

Deferred income taxes	673	748
Intangible assets	—	910
Other assets	10,309	10,705

Total assets	$83,289	$73,102

Liabilities and Shareholders’ Equity
Current liabilities:
Short term debt	$114	$—
Accounts payable	4,876	4,916
Accrued payroll and related expenses	5,674	5,648
Other accrued expenses	4,495	5,424
Income taxes payable	1,894	1,122

Total current liabilities	17,053	17,110

Long-term deferred compensation	2,129	2,111
Long-term income taxes payable	3,039	2,852
Other long-term liabilities	14,279	14,419
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 14,997,582 at March 31, 2010 and 14,950,093 at September 30, 2009	187	187
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at March 31, 2010 and September 30, 2009	27	27
Capital in excess of stated value	39,829	39,121
Retained earnings	38,434	28,629
Accumulated other comprehensive loss	(16,163)	(15,900)
Common shares held in treasury, at cost	(15,525)	(15,454)

Total shareholders’ equity	46,789	36,610

Total liabilities and shareholders’ equity	$83,289	$73,102

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Net sales	$29,846	$23,961	$58,243	$55,031

Cost of goods sold	10,200	10,409	20,716	23,704
Inventory write-off and accelerated depreciation for exit of product line	—	2,540	—	2,540

Gross profit	19,646	11,012	37,527	28,787

Selling, general and administrative expenses	11,945	12,259	23,213	26,274

Product development expenses	2,804	4,633	5,934	10,686

Gain on sale of product line	407	—	(3,086)	—

Restructuring and other charges	(104)	4,205	(134)	4,202

Operating income (loss)	4,594	(10,085)	11,600	(12,375)

Investment income	19	57	44	232

Interest expense	(6)	(8)	(8)	(28)

Income (loss) before income taxes	4,607	(10,036)	11,636	(12,171)

Income tax provision	475	243	1,447	30,467

Net income (loss)	$4,132	$(10,279)	$10,189	$(42,638)

Basic earnings (loss) per share	$0.26	$(0.66)	$0.65	$(2.73)

Diluted earnings (loss) per share	$0.26	$(0.66)	$0.64	$(2.73)

Cash dividends per Common Share	$.0125	$.0375	$.025	$.075

Cash dividends per Class B Common Share	$.010	$.030	$.020	$.060

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Six Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,189	$(42,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of product line	(3,086)	—
Depreciation and amortization	1,297	1,826
Non-cash stock compensation	650	(536)
Non-cash restructuring charges and inventory write-down	—	4,498
Loss on the disposition/impairment of assets	173	64
Deferred income taxes	38	30,018
Other items not affecting outlay of cash	94	25
Changes in working capital	(4,103)	3,038
Other operating activities	882	741

Net cash provided by (used in) operating activities	6,134	(2,964)

Cash flows from investing activities:
Capital expenditures	(212)	(1,480)
Increase (decrease) in Restricted cash	35	(1,055)
Proceeds from sale of product line	9,000	—
Net purchases of short-term investments	(501)	(1,041)
Proceeds from maturities and sales of investments	—	12,500

Net cash provided by investing activities	8,322	8,924

Cash flows from financing activities:
Net borrowings of short-term debt	116	567
Cash dividends	(383)	(1,139)
Repurchase of Common Shares	(12)	(787)
Net cash used in financing activities	(279)	(1,359)

Effect of exchange rate changes on cash	(267)	(122)

Increase in cash and cash equivalents	13,910	4,479
Cash and cash equivalents at beginning of period	24,114	22,073

Cash and cash equivalents at end of period	$38,024	$26,552

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at March 31, 2010 and 2009, and for the three and six month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and six month periods ended March 31, 2010 and 2009 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2009, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 14, 2009 (the “2009 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Form 10-K.
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
C. Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its consolidated financial statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements. In January 2010, the FASB issued updates to the guidance that are intended to improve disclosures about fair value measurements. The Company adopted the guidance effective January 1, 2010. Adoption did not have a material impact on its consolidated financial statements.

Accounting Guidance Not Yet Adopted
In June 2009, the FASB issued updates to guidance that addresses accounting for variable interest entities. These updates to Accounting Standards Codification (“ASC”) 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.
In December 2008, the FASB issued updates to the guidance intended to enhance disclosures regarding assets in defined benefit pension or other post-retirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company does not anticipate that the adoption will have a material effect on its consolidated financial statements.
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in the calculation of earnings per share. Details of the calculation are set forth below:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$4,132	$(10,279)	$10,189	$(42,638)

Weighted averages shares outstanding	15,758,855	15,616,471	15,745,173	15,613,214
Dilutive effect of stock awards	298,768	—	218,556	—

Weighted average shares used for dilutive earnings per share	16,057,623	15,616,471	15,963,729	15,613,214

Basic earnings (loss) per share	$0.26	$(0.66)	$0.65	$(2.73)
Diluted earnings (loss) per share	$0.26	$(0.66)	$0.64	$(2.73)
Due to the net loss for the three and six month periods ended March 31, 2009, 250 and 8,474 shares were excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. For the three months ended March 31, 2010 and 2009, both vested and non-vested stock option awards outstanding representing approximately 2.5 and 3.1 million, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. For both six month periods ended March 31, 2010 and 2009, 2.6 and 3.1 million, respectively, vested and non-vested stock option awards outstanding were considered antidilutive and omitted from the calculation of diluted earnings per share.
E. Comprehensive Income
Comprehensive income (loss) for the three and six month periods ended March 31, 2010 and 2009 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$4,132	$(10,279)	$10,189	$(42,638)
Unrealized (losses) gains on value of derivative contracts	(48)	261	156	(111)
Net unrealized investment gains, net of tax	—	—	—	442
Pension liability adjustment	—	(17,730)	—	(17,730)
Foreign currency translation adjustments	(241)	(560)	(419)	(201)

Comprehensive income (loss)	$3,843	$(28,308)	$9,926	$(60,238)

F. Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We categorize financial instruments within the fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, forward contracts to purchase foreign currencies and accounts payable. Due to their short-term nature, the carrying values of accounts receivable and accounts payable approximate fair value. Level 1 assets represent those whose fair value is based upon quoted prices in active markets for identical assets, while Level 2 assets represent those whose fair value is based upon significant other observable inputs. The Company has no Level 3 assets. Financial assets measured at fair value on a recurring basis as of March 31, 2010, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$36,761	$1,263	$38,024
Restricted cash	534	—	534
Certificates of deposit (2)	—	1,260	1,260
Foreign currency forward contracts (3)	—	135	135

	$37,295	$2,658	$39,953

Financial assets measured at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$22,444	$1,670	$24,114
Restricted cash	569	—	569
Certificates of deposit (2)	—	759	759

	$23,013	$2,429	$25,442

Liabilities
Foreign currency forward contracts (3)	$—	$170	$170

(1)	Consists of cash, money market funds and certificates of deposit having maturities of less than 90 days.

(2)	Included in Short term investments in the unaudited condensed consolidated balance sheets.

(3)
Included in Prepaid expenses or Other accrued expenses in the unaudited condensed consolidated balance sheets, with related unrecognized gains and losses being recorded in Accumulated other comprehensive losses until realized, at which time they are recorded in Cost of goods sold in the condensed consolidated statement of operations.

Certain nonfinancial assets are measured at fair value on a nonrecurring basis and, therefore, are not included in the tables above. These assets primarily consist of notes receivable and are included in Other assets in the condensed consolidated balance sheets. They are measured at cost and are tested for impairment when events and circumstances warrant by comparing the fair value of the underlying net assets to the carrying value of the notes receivable.
G. Guarantor’s Disclosure Requirements
Guarantee of lease
In connection with the sale of substantially all of the assets of the Company’s radio frequency (“RF”) product line to Agilent Technologies, Inc. (“Agilent”) in November 2009, Agilent assumed the obligations under the Company’s lease in Santa Rosa, California (see Note O. for further details). The Company remains obligated in the event of default by Agilent; however, Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. The maximum amount of future payments (undiscounted) the Company would be required to make under the lease would be approximately $635 through April 30, 2012. The Company has not recorded any liability for this item, as it does not believe that it is probable that Agilent will default on the lease payments.

Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue from the extended warranties, as well as the related costs, is immaterial for the three month periods ending March 31, 2010 and 2009. A reconciliation of the estimated changes in the aggregated product warranty liability for the three and six month periods ending March 31, 2010 and 2009 is as follows:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Beginning balance	$483	$632	$466	$701
Accruals for warranties issued during the period	276	208	528	487
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(31)	(35)	(79)	(61)
Settlements made (in cash or in kind) during the period	(195)	(299)	(382)	(621)

Ending balance	$533	$506	$533	$506

H. Repurchase of Common Shares
In February 2007, the Company’s Board of Directors approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company was authorized to purchase up to 2,000,000 Common Shares, which represented approximately 12 percent of the shares outstanding at the time the 2007 Program was approved, over a two-year period ending February 28, 2009. The purpose of the 2007 Program was to offset the dilutive effect of stock option and stock purchase plans and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the stock option and employee stock purchase plans. The Company did not replace the 2007 Program upon its expiration.
Under the Company’s 2002 Stock Incentive Plan, the Company repurchased 2,649 Common Shares during the first half of fiscal 2010 for $12 for withholding of payroll taxes relating to vested restricted share awards in 2009, representing an average cost of $4.67 each (there were no associated commissions). During the first six months of fiscal year 2009, the Company purchased 155,000 Common Shares under the 2007 Program for $745 at an average cost of $4.80 per share, including commissions. In addition, the Company repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as permitted under the Company’s 2002 Stock Incentive Plan, for withholding of payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. See Note M.
At March 31, 2010 and 2009, 1,380,297 and 1,377,648 Common Shares remained in treasury at an average cost, including commissions, of $9.93 and $9.94, respectively.
Also included in “Common shares held in treasury, at cost” are shares purchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held pursuant to this plan totaled 237,225 and 195,044 at March 31, 2010 and 2009, respectively.

I. Investments
The Company classifies its investments in certificates of deposits and money market fund investments as “trading”, which requires they be recorded at fair market value in the Company’s consolidated balance sheets with the changes in fair value and resulting gains and losses included in the Company’s condensed consolidated statements of operations. There were no realized gains or losses on sales of marketable securities during the first half of fiscal years 2010 or 2009. U.S. G.A.A.P. defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We determined the fair market value of the trading investments at March 31, 2010, and September 30, 2009, using quoted prices for similar assets, which is a Level 2 hierarchy fair value measurement. The balance of trading investments was $1,260 and $759 at March 31, 2010, and September 30, 2009, respectively, and there were no unrealized gains or losses.
At March 31, 2010, and September 30, 2009, the investments have maturity dates of less than one year.
J. Financing Arrangements
Effective March 31, 2010, the Company amended its $5,000 credit agreement. The revised agreement consists of a $5,000 facility ($114 of short-term debt and $420 of standby letters of credit outstanding at March 31, 2010) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. LIBOR was 0.29% and the Prime rate was 3.25% as of March 31, 2010. The agreement does not contain debt covenants, but requires cash to be pledged against outstanding borrowings and standby letters of credit. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement’s expiration date is March 31, 2012, and may be extended annually. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,611 ($92 outstanding at March 31, 2010). At March 31, 2010, the Company had total unused lines of credit with domestic and foreign banks aggregating $5,985.
K. Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the condensed consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with U.S. G.A.A.P., all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At March 31, 2010, the Company had obligations under foreign exchange forward contracts to sell 1,650,000 Euros, 185,000 British pounds and 195,000,000 Yen at various dates through June 2010.

The fair values of the derivative instruments are recorded on the consolidated balance sheets as follows:

	March 31, 2010	September 30, 2009
Assets:
Contract value	$4,642	$371
Fair value	4,506	360

Total asset	136	11

Liabilities:
Contract value	90	4,350
Fair value	91	4,531

Total liability	(1)	(181)

Net asset (liability)	$135	$(170)

The net asset or net liability balances are included in the line items “Prepaid expenses” or “Other accrued expenses,” respectively, on the Company’s condensed consolidated balance sheets. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and, as such, is considered to be derived from Level 2 inputs as defined by U.S. G.A.A.P.
As of March 31, 2010, we have recorded unrealized gains on derivatives of $156 in “Accumulated other comprehensive loss,” which we expect to reclassify into earnings in the next three months. Set forth below are the amounts and location of (gains) and losses on derivative instruments and related hedged items reclassified from “Accumulated other comprehensive loss” and included in the income statement.
For the Three Months For the Six Months Ended March 31, Ended March 31,

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
Financial Statement Line Item	2010	2009	2010	2009
Cost of goods sold	$(125)	$85	$14	$(75)
The Company documents all relationships between hedged instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At March 31, 2010, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.
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

A summary of the components of net periodic pension cost for the U.S. plan and the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Service costs-benefits earned during the period	$368	$382	$31	$44
Interest cost on projected benefit obligation	653	636	113	106
Expected return on plan assets	(925)	(951)	(19)	(18)
Amortization of net loss (gain)	99	8	(4)	—
Amortization of prior service cost	8	17	1	1
Curtailment expense	—	28	—	—

Net periodic benefit cost	$203	$120	$122	$133

	United States Plan		German Plan
	For the Six Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Service costs-benefits earned during the period	$736	$771	$65	$88
Interest cost on projected benefit obligation	1,306	1,265	234	212
Expected return on plan assets	(1,850)	(1,912)	(40)	(35)
Amortization of net loss (gain)	198	8	(8)	—
Amortization of prior service cost	16	40	3	2
Curtailment expense	—	28	—	—

Net periodic benefit cost	$406	$200	$254	$267

The Company expects to contribute approximately $2,000 to $3,000 to its pension plans in fiscal year 2010.
M. Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Plan”) which was approved by the Company’s shareholders at its annual meeting held on February 7, 2009. No awards have been granted from the 2009 Plan since its inception through March 31, 2010. The Company has three other equity-based compensation plans under which options are currently outstanding. Of the four plans, stock-based compensation awards can be granted to employees and Directors from two of the plans, while no new awards may be granted from the other two plans as they have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by U.S. G.A.A.P. Additionally, no shares were issued pursuant to the ESPP during the first half of fiscal years 2010 or 2009.

Compensation costs recorded
Our stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense using the single approach method on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the three and six month periods ended March 31, 2010, represents net compensation expense and includes approximately $200 for performance award units granted in 2008 which we currently expect will vest at 25 percent of target based on performance targets. These awards had been previously recorded at $0 as the performance targets were not expected to be met. The amount recorded in the three and six month periods ended March 31, 2009, represents net compensation income and includes favorable adjustments of approximately $250 and $950, respectively, for performance award units granted in fiscal years 2007 and 2008 which were not expected to vest as the performance targets were not expected to be met. The table below summarizes the allocation of stock-based compensation expense (income) recorded for the three month and six periods ended March 31, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

Cost of goods sold	$37	$(14)	$35	$(89)
Selling, general and administrative expenses	389	(11)	565	(259)
Product development expenses	65	(40)	49	(188)

Stock-based compensation expense, net of tax	$491	$(65)	$649	$(536)

Due to the net operating loss position in the United States, there was no tax impact on stock-based compensation, nor were there any excess tax benefits recognized in the first half of fiscal years 2010 or 2009. Likewise, we expect to record no tax effects of stock based compensation for fiscal 2010.
As of March 31, 2010, there was $777 of total pretax, unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 2.8 years.
Stock option activity
For the six months ended March 31, 2010, we granted 183,800 non-qualified stock options shares at a weighted average exercise price of $4.32 per share to officers and other key employees. The options have an exercise price equal to the market value of the shares on the grant date. During the first half of fiscal year 2009, the Company granted 307,050 non-qualified stock options shares at a weighted average exercise price of $3.04 per share to officers and other key employees. The awards granted in both periods have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four.
The weighted average fair value for options granted during the six months ended March 31, 2010 and 2009 was $2.12 and $1.07 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following weighted average assumptions were applied for options granted during this period:

	First Half	First Half
	Fiscal Year 2010	Fiscal Year 2009

Expected life (years)	4.75	4.75
Risk-free interest rate	2.12%	1.90%
Volatility	63%	49%
Dividend yield	1.20%	2.50%
Performance award units—Fiscal 2010 Grant
During the six months ended March 31, 2010, the Company granted 83,400 performance award units to officers and key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The final number of units awarded for this grant will be determined, as of September 30, 2012, based upon the Company’s total shareholder return over the performance period compared to the Russell MicroCap Index and may range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $6.73 and was determined using a Monte Carlo simulation model using the following assumptions:

Risk-free interest rate	1.25%
Volatility	78%
Dividend yield	1.20%
The Company recognizes the estimated cost of these awards, as determined under the simulation model, on a straight-line basis over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period.

Performance award units—Grants prior to Fiscal 2010
The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period. The final number of units earned pursuant to an award may range from a minimum of no units, to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 could be adjusted in 25 percent increments, while those issued in 2006 could be adjusted in 50 percent increments. The number of units earned is based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon completion of the performance period. No performance award units were granted during the first half of fiscal 2009.
The awards granted in fiscal year 2008 will vest on September 30, 2010. The performance criteria related to the awards granted in fiscal year 2008 were previously not expected to be met, and all previously recorded expense for these awards, which had been expensed at 50 percent of target, was reversed during the second quarter of fiscal year 2009. Currently, the performance criteria related to the awards granted during fiscal year 2008 are expected to be met, and these awards are expected to payout at 25 percent of target. Therefore, a cumulative adjustment of approximately $200 of expense was recorded in the second quarter of fiscal year 2010.
The awards granted in fiscal year 2007 vested on September 30, 2009, and no Common Shares were issued as the achievement was zero percent of target. During the first quarter of fiscal year 2008, the performance criteria related to the awards granted during fiscal year 2007 were not expected to be met and all previously recorded expense for these awards was reversed.
The awards granted in fiscal year 2006 vested on September 30, 2008, and Common Shares were issued to recipients on November 6, 2008, when the fair value of a Common Share of the Company’s stock was $3.62. These awards totaled 71,487 shares representing 50 percent of the targeted number of shares that were initially granted rounded to the next highest whole share.
Restricted award units
During the six months ended March 31, 2010, the Company granted 113,050 restricted award units with a weighted average fair market value per unit on the grant date of $4.28. During the six months ended March 31, 2009, the Company granted 125,800 restricted award units with a weighted average fair market value per unit on the grant date of $2.99. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
The Company’s non-employee Directors receive an annual Common Share grant up to $58 per individual. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan; however, in order to limit dilution to shareholders, for grants after December 2008, no more than 3,000 shares per quarter per Director may be issued. During the first half of fiscal year 2010, 38,864 Common Shares were issued to non-employee Directors with a weighted average closing market value of $4.87 per share for a total expense of $189. During the first half of fiscal year 2009, 63,045 shares were issued to non-employee Directors with a weighted average closing market value of $3.35 per share for a total expense of $211.
The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There have been no such grants issued since February 2006.

N. Income Taxes
For the three months ended March 31, 2010, the Company recorded income tax expense of $475 on income before taxes of $4,607, resulting in an effective tax rate of 10.3 percent. The Company currently has a full valuation allowance against its U.S. federal deferred tax assets which includes a significant net operating loss. During the second quarter of fiscal 2010, the Company was able to utilize a portion of those net operating losses, and accordingly, did not record income tax expense on its current fiscal quarter’s U.S. pretax income. The Company incurred tax expense on certain foreign operations’ results.
For the three months ended March 31, 2009, the Company recorded income tax expense of $243 on a loss before taxes of $10,036. The Company was unable to record a tax benefit on the 2009 quarter’s United States loss and recorded tax expense on certain foreign operations’ results.
For the six months ended March 31, 2010, the Company recorded income tax expense of $1,447 on income before taxes of $11,636. The effective tax rate of 12.4 percent was less than the U.S. federal statutory tax rate because the company has a full valuation allowance against its U.S. federal deferred tax assets which includes a significant net operating loss. During the first half of fiscal 2010, the Company was able to utilize a portion of those net operating losses, and accordingly, did not record income tax expense on its current fiscal year’s U.S. pretax income, but did record tax expense on certain foreign operations’ results.
For the six months ended March 31, 2009, the Company recorded income tax expense of $30,467 on a pre-tax loss of $12,171. The effective tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability were adversely impacted resulting in a cumulative loss for the previous twelve quarters. This coupled with revised downward projections led us to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, we recorded a full valuation allowance against those U.S. deferred tax assets. In addition, the Company was not able to record a tax benefit on the U.S. pretax loss for the first six months of fiscal 2009 and recorded income before taxes in certain foreign operations that resulted in tax expense for the first six months of fiscal 2009.
As of March 31, 2010, the Company had gross unrecognized tax benefits of $6,085, an increase of approximately $265 from September 30, 2009. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $4,119. The Company anticipates a decrease in its unrecognized tax positions of approximately $1,000 over the next twelve months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax position as income tax expense. As of March 31, 2010, the Company had accrued $1,931 of interest and penalties related to uncertain tax positions.
O. Gain on Sale of RF Product Line
On November 30, 2009, the Company completed the sale of its RF product line to Agilent. Under terms of the purchase agreement, the Company sold substantially all of the Company’s assets related to the RF product line (including inventory, property and equipment, and capitalized software) for a cash purchase price of $9,000, and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the RF employees. The Company is prohibited from competing against Agilent solely with respect to the RF product line until November 30, 2012. The purchase agreement contains customary indemnification obligations with respect to the representations, warranties and covenants of the parties. As a result of the transaction, the Company recorded pre-tax (expense) gain for the three and six months ended March 31, 2010 of $(407) and $3,086, respectively, which included expenses associated with the transaction of $1,303, of which $669 relates to severance benefits for terminated employees (See Note P.). The Company expects to incur minimal additional costs relating to the transaction in the third quarter of fiscal 2010. As the RF product line did not have separately identifiable financial and cash flow information, the gain on sale is considered a component of continuing operations.
Additionally, on November 30, 2009, the parties entered into a transition service agreement (“TSA”) through the earlier of May 29, 2010, or when the last of the agreed upon services have been provided. In exchange for consideration as specified in the TSA, Keithley will provide certain limited services as they relate to its former RF product line.

P. Severance and Other Restructuring Charges
During the past two fiscal years and continuing into the first quarter of fiscal 2010, the Company implemented several global workforce reductions and exited two product lines. Initiated in response to a prolonged deterioration in economic conditions, the actions and the related activities are substantially completed.
In January 2009, the Company implemented cost reduction actions including a reduction in its worldwide work force of approximately seven percent, which includes the impact of an early retirement program. These charges totaled $1,190, the majority of which related to amounts incurred in connection with one-time termination benefits, and are included on the second quarter and first half fiscal year 2009 condensed consolidated statements of operations under the “Restructuring and other charges” caption. All benefits were paid during the remainder of fiscal year 2009, with the exception of one individual who will receive severance benefits through the third quarter of fiscal year 2010.
Additionally, in February 2009, the Company announced that it would exit its S600 parametric test product line resulting in a charge in the second quarter of fiscal year 2009 of $5,550, including non-cash charges of $4,498. The majority of the activities related to this action were completed by the end of fiscal year 2009. The $5,550 charge is comprised of the following:

Restructuring and other charges:
Severance and related benefits	$1,052
Sales demonstration inventory write-off	1,579
Write-down of fixed assets	341
Pension plan curtailment charge	28
Lease termination charge	10

3,010

Inventory write-off and accelerated depreciation for exit of product line (included in Cost of goods sold)	2,540

$5,550

The remaining payments associated with our workforce reductions are expected to be completed by September 30, 2010. Since the fourth quarter of fiscal year 2008, we have incurred total cumulative restructuring, severance and related charges of $8,169 in addition to other costs associated with the exit of our S680 product line totaling $2,540.
In November 2009, the Company completed the aforementioned sale of the RF (see Note O.) product line for which we recorded $118 and $669 of severance charges during the second quarter and first half of fiscal year 2010, respectively. The severance charges are included within “Gain on sale of product line” in the condensed consolidated statement of operations. The Company recorded no further severance or related charges during the first half of fiscal year 2010.
At March 31, 2010, $291 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the condensed consolidated balance sheets. In total, approximately 160 employees have been terminated under the various workforce reduction initiatives since September 2008. The activities and our accruals relating to our restructuring and cost reduction programs are summarized below:

Balance—September 30, 2009	$2,000
Severance charges associated with sale of RF product line	669
Cash payments made during the period	(2,244)
Adjustments to previously-recorded expense	(134)

Balance—March 31, 2010	$291

Q. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Net sales:
United States	$7,399	$6,565	$15,532	$13,755
Other Americas	598	509	1,225	966
Germany	2,823	2,517	6,179	7,394
Other Europe	5,110	5,143	10,621	12,051
Japan	6,349	4,576	9,269	8,580
China	3,788	2,488	7,446	5,390
Other Asia	3,779	2,163	7,971	6,895

	$29,846	$23,961	$58,243	$55,031

	At March 31,	At September 30,
	2010	2009
Long-lived assets:
United States	$5,084	$9,751
Other	1,148	1,349

	$6,232	$11,100

R. Assets Held for Sale
On March 15, 2010, the Company entered into a letter of intent to sell its 75,600 square feet facility situated on approximately seven acres and the related assets located on Bainbridge Road in Solon, Ohio (“Bainbridge Facility”). In accordance with U.S. G.A.A.P., the Company classified the assets as “held for sale” in late March 2010, presented their value separately on the condensed consolidated balance sheets under the caption “Assets held for sale” and will cease the recording of depreciation expense related to these assets commencing in April 2010. The carrying amount and major classes of the assets as of March 31, 2010 are as follows:

Building and improvements	$1,296
Land	401
Equipment, furniture and fixtures	18

Balance—March 31, 2010	$1,715

S. Subsequent Event
On April 22, 2010, the company executed a definitive agreement to sell the Company’s Bainbridge Facility (see Note R. for further details). Per the agreement, the transaction is expected to close in June or July 2010 and contains no unusual closing conditions. Under terms of the agreement, the Company will receive proceeds of $3,800. As a result of the transaction, the Company expects to record a pre-tax gain in fiscal year 2010 of approximately $1,600.

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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first half of fiscal year 2010, semiconductor orders comprised approximately 35 percent of our total orders; wireless communications orders were about five percent; precision electronic components orders were approximately 25 percent, which includes orders from customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 30 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including the semiconductor, wireless communications and precision electronic components industries, have historically been very cyclical and have experienced periodic downturns followed by periods of secular growth. Our customers across all industries and geographies demonstrated reduced order patterns, beginning in the fourth quarter of fiscal 2008 and continuing through mid-fiscal year 2009. In response to these conditions, we took various cost reduction actions beginning in the fourth quarter of fiscal 2008 and continuing through the first quarter of fiscal 2010 to reduce our future operating expenses. These actions included headcount reductions, a hiring freeze with the exception of a few critical replacements, reductions in our capital expenditures, and travel and other discretionary spending, a pay reduction for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees, the suspension of the annual bonus program for management and lower sales commissions payments to the sales force, the suspension of the Company’s 401(k) match and the exit of our S600 series product line. In addition, we sold substantially all of the assets related to our RF product line. While our overall customer demand has not yet rebounded to levels before the economic crisis began in the fall of calendar 2008, it is showing signs of improvement evidenced by sequential increases in orders from our customers since the second quarter of fiscal 2009. Because of that improvement coupled with the previous cost reduction measures that are still in place, effective January 1, 2010, we restored compensation levels and work hours for U.S. exempt and non-exempt employees, respectively, reinstated the Company’s 401(k) match, and recorded variable costs for both annual and long-term incentive plans. The Company recorded approximately $2,000 of expense in the second quarter of fiscal year 2010 as a result of the aforementioned costs.
Our focus during the past several years has been on building long-term relationships and strong collaborative partnerships with our global customers to serve their measurement needs. Toward that end, we rely primarily upon employing our own sales personnel to sell our products, and using sales representatives, to whom we pay a commission, in areas where we believe it is not cost-beneficial to employ our own people. This sales channel strategy allows us to build a sales network of focused, highly trained sales engineers who specialize in measurement expertise and problem-solving for customers and enhances our ability to sell our products to customers with worldwide operations. We believe our ability to serve our customers has been strongly enhanced by deploying our own employees throughout the Americas, Europe and Asia. As a substantial portion of our selling costs are fixed, we expect that selling through our own sales force will be favorable to earnings during times of strong sales, but will be unfavorable during times of depressed sales.
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

Results of Operations
Second Quarter Fiscal 2010 Compared with Second Quarter Fiscal 2009
Net sales of $29,846 for the second quarter of fiscal 2010 increased $5,885, or 25 percent, from net sales of $23,961 in last year’s second quarter. Sales outside of the Americas represented approximately 70 percent of total sales for the second quarter of fiscal 2010. The effect of a weaker U.S. dollar positively impacted sales by approximately three percentage points for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Sequentially, net sales increased $1,449, or 5 percent, compared to the first quarter of fiscal 2010.
Orders of $30,825 for the second quarter of fiscal 2010 increased by $9,085, or 42 percent, compared with orders of $21,740 for the second quarter of last year. Orders for the second quarter of fiscal 2010 increased 14 percent sequentially from the first quarter of fiscal 2010. Geographically, orders increased 28 percent in the Americas, 65 percent in Asia and 35 percent in Europe when compared to the prior year. Included in orders for the second quarter of fiscal year 2010 were approximately $4,000 relating to final purchases of the exited S600 product line which are expected to ship during the second half of fiscal year 2010. Order backlog increased $2,626 during the quarter to $13,497 at March 31, 2010. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales declined to 34.2 percent from 43.4 percent in the prior year’s second quarter. The decline was primarily due to fixed manufacturing costs being spread over higher sales volume, a more profitable sales mix based on geography, and lower manufacturing costs. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. Foreign exchange hedging decreased cost of goods sold as a percentage of net sales by 0.4 percentage points in the second quarter of fiscal 2010, whereas it increased cost of goods sold as a percentage of net sales by 0.4 percentage points for the corresponding prior year period. Also affecting gross profit in the second quarter of fiscal year 2009 was $2,540, or 10.6 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to exit its S600 parametric test product line. See Note P.
Selling, general and administrative expenses of $11,945, or 40.0 percent of net sales, decreased $314, or three percent, from $12,259, or 51.2 percent of net sales, in last year’s second quarter. The decrease was due primarily to the cost-cutting actions the Company took beginning in late fiscal 2008 and continuing throughout fiscal 2010, including several actions taken following the second quarter of fiscal 2009. The measures taken include lower compensation expenses due to headcount reductions, as well as lower marketing program spending. Additional cost savings were achieved upon the sale of substantially all assets of our RF product line. The financial impact of the cost cutting actions and sale of RF product line was partially offset by costs incurred, effective January 1, 2010, to restore employee compensation to full levels, reinstate the 401(k) match, and restore variable costs for annual bonus plans. During the second quarter of 2010, we recognized a cumulative expense related to the performance award units granted in fiscal year 2008. In the second quarter of fiscal year 2009, we recognized income due to the reversal of all previously recorded expense for these same performance award units. See Note M.
Product development expenses for the quarter were $2,804, or 9.4 percent of net sales, down $1,829, or 40 percent, from last year’s $4,633, or 19.3 percent of net sales. The decrease is primarily a result of the exit of our S600 parametric test product line in February 2009 as well as the sale of our RF product line in November 2009.
The Company’s emphasis on returning to profitability in fiscal 2010 and beyond led it to conclude that it should no longer continue to support its investment in RF measurement products and should instead focus on growing its core business. As a result, the Company sold substantially all of its RF product line in November 2009 to Agilent Technologies, Inc. for a cash purchase price of $9,000 and recorded expenses in the quarter of $407. The Company expects to incur minimal additional costs relating to the transaction in the third quarter of fiscal 2010. See Note O.
For the second quarter of fiscal 2010, the Company reported operating income of $4,594 which includes $407 of additional expense due to the sale of the Company’s RF product line, compared to last year’s second quarter operating loss of $10,085 which includes $5,550 of additional expense related to the exit of the S600 parametric test product line and $1,190 in restructuring and other charges.

Investment income was $19 for the quarter compared to $57 in last year’s second quarter. The decrease was due primarily to lower interest rates available on investments made within the Company’s investment policies.
The Company recorded income tax expense for the three months ended March 31, 2010, of $475, which represents an effective tax rate of 10.3 percent. The Company currently has a full valuation allowance against its U.S. deferred tax assets, which includes significant net operating losses. During the second quarter of fiscal 2010, the Company was able to utilize a portion of those U.S. net operating losses and, accordingly, did not record income tax expense on its current fiscal quarter’s U.S. pretax income; however the Company incurred tax expense on certain foreign operations’ results. In contrast, for the three months ended March 31, 2009, the Company recorded income tax expense of $243 on a loss before taxes of $10,036. As a result of the overall downturn in the U.S. economy, our sales and profitability for the second quarter of fiscal 2009 were adversely impacted resulting in a cumulative loss for the previous past twelve quarters. This coupled with revised downward projections led the Company to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against those U.S. deferred tax assets in the first quarter of fiscal 2009. In addition, the Company was not able to record a tax benefit on the quarter’s U.S. pretax loss, and recorded income before taxes in certain foreign operations that resulted in tax expense for the second quarter of fiscal 2009.
The Company reported net income of $4,132, or $0.26 per diluted share, for the second quarter of fiscal 2010, compared with a net loss of $10,279, or $0.66 per diluted share, for the second quarter of fiscal 2009.
Six Months Ended March 31, 2010 Compared with Six Months Ended March 31, 2009
Net sales of $58,243 for the six months ended March 31, 2010, increased six percent from $55,031 reported for the six month period last year. Three percentage points of the increase was the result of a weaker U.S. dollar. Geographically, net sales were up 14 percent in the Americas, down 14 percent in Europe, and up 18 percent in Asia.
Orders of $57,806 for the six months ended March 31, 2010, increased 17 percent from $49,403 last year. Geographically, orders increased 14 percent in the Americas, 31 percent in Asia, and 6 percent in Europe compared to the same period in fiscal 2009. Orders from the Company’s semiconductor customers, wireless communications customers and precision electronics components customers increased approximately 87 percent, 23 percent, and 6 percent, respectively, and orders from research and education customers decreased 13 percent compared to the prior year’s first half. For the first half of fiscal 2010, semiconductor customer orders comprised approximately 35 percent of total orders, wireless communications customer orders were approximately five percent, precision electronics components customer orders were approximately 30 percent, and research and education customer orders made up about 35 percent. Included in orders for the first half of fiscal year 2010 were approximately $5,000 relating to final purchases of the exited S600 product line which are expected to ship during the second half of fiscal year 2010.
Cost of goods sold as a percentage of net sales decreased to 35.6 percent from 43.1 percent for the six-month period last year. The decline was primarily due to fixed manufacturing costs being spread over higher sales volume, a more profitable sales mix based on geography, and lower manufacturing costs. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either six month period. Also affecting gross profit in the second quarter of fiscal year 2009 was $2,540, or 4.6 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to exit its S600 parametric test product line. See Note P.
Selling, general and administrative expenses of $23,213, or 39.9 percent of net sales, decreased $3,061, or 12 percent, from $26,274, or 47.7 percent of net sales, in the same period last year. The decrease was due primarily to lower salaries as a result of lower headcount offset by costs incurred in the second quarter of fiscal year 2010 to restore U.S. employee compensation to full levels, reinstate the 401(k) match, restore variable costs for annual bonus, and profit sharing plans. Additionally, we recognized expense related to the performance award units granted in fiscal year 2008 compared to favorable adjustments for performance award units granted in fiscal years 2007 and 2008. See Note M.

Product development expenses for the first six months of fiscal year 2010 of $5,934, or 10.2 percent of sales, decreased $4,752, or 45 percent, from $10,686, or 19.4 percent of net sales, for the same period last year. The decrease is primarily a result of the exit of our S600 parametric test product line in February 2009 as well as the sale of our RF product line in November 2009.
The Company’s emphasis on returning to profitability in fiscal 2010 and beyond led it to conclude that it should no longer continue to support its investment in RF measurement products and should instead focus on growing its core business. As a result, the Company sold substantially all of its RF product line in November 2009 to Agilent Technologies, Inc. for a cash purchase price of $9,000 and recorded a pretax gain for the six months ended March 31, 2010 of $3,086 the majority of the gain was recorded in the first quarter. The Company expects to incur minimal additional costs relating to the transaction in the third quarter of fiscal 2010. See Note O.
The Company recorded $4,202 for restructuring charges during the first half of fiscal year 2009. The majority of the charges were recorded in the second quarter. See Note P.
Investment income during the first six months of fiscal year 2010 of $44 decreased $188 from $232 for the same period in the prior year. The decrease was due to lower interest rates during the period.
For the six months ended March 31, 2010, income taxes were $1,447 on a pre-tax gain of $11,636. The Company currently has a full valuation allowance against its U.S. deferred tax assets, which includes significant net operating losses. During the first half of fiscal 2010, the Company was able to utilize a portion of those U.S. net operating losses, and accordingly, did not record income tax expense on its current fiscal quarter’s U.S. pretax income. For the six months ended March 31, 2009, income taxes were $30,467 on a loss before taxes of $12,171. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the second quarter of fiscal year 2009. As a result of the overall downturn in the U.S. economy, our sales and profitability for the second quarter of fiscal 2009 were adversely impacted resulting in a cumulative loss for the previous past twelve quarters. This coupled with revised downward projections led the Company to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance against those U.S. deferred tax assets in the first quarter of fiscal 2009.
The Company reported net income of $10,189, or $0.64 per share, for the first six months of fiscal 2010, compared with a net loss of $42,638, or $2.73 per diluted share, for the first half of fiscal 2009. Included in the current six month results is the gain on the sale of the RF product line. Included in the fiscal year 2009 six month results is an unfavorable discrete tax adjustment of approximately $1.92 per share, as well as restructuring and other charges related to cost-cutting actions taken in January and February 2009.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of March 31, 2010 and September 30, 2009:

	March 31	September 30
Current assets:
Cash and cash equivalents	$38,024	$24,114
Restricted cash	534	569
Short-term investments	1,260	759
Refundable income taxes	140	466
Accounts receivable and other, net	14,027	11,738
Total inventories	8,340	9,937
Deferred income taxes	250	303
Assets held for sale	1,715	—
Prepaid expenses	1,785	1,753

Total current assets	66,075	49,639

Current liabilities:
Short term debt	114	—
Accounts payable	4,876	4,916
Accrued payroll and related expenses	5,674	5,648
Other accrued expenses	4,495	5,424
Income taxes payable	1,894	1,122

Total current liabilities	17,053	17,110

Working capital	$49,022	$32,529

Working capital increased during the first half by $16,493. Current assets increased during the first half by $16,436 of which $1,715 is for assets held for sale, while current liabilities decreased $57. Cash and cash equivalents increased $13,910 resulting primarily from the proceeds generated by the sale of the RF product line in November 2009 coupled with cash provided by operating activities. Our improved operating performance during the first half reflects the results of the cost saving measures implemented throughout fiscal years 2009 and 2010 and sequential increases in customer demand which began in April 2009. Accounts receivable and other, net increased by $2,289 and reflects the higher level of sales this half as compared to the six months ended September 30, 2009. Days sales outstanding were reduced to 39 at March 31, 2010, compared to 47 at September 30, 2009 mainly due to improved collections. Inventories decreased $1,597 during the first half primarily due to the sale of our RF product line. Total inventory turns were 5.2 at March 31, 2010, a slight increase from 4.7 at September 30, 2009. With respect to the decrease in current liabilities, Accrued payroll and related increased $26 primarily due to reinstating the Company’s 401(k) match and variable costs for both annual and long-term incentive plans mostly offset by payments for severance. Other accrued expenses declined by $929 primarily due to recognition of previously deferred revenue.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows for the six months ended March 31:

	2010	2009
Cash provided by (used in):
Operating activities	$6,134	$(2,964)
Investing activities	8,322	8,924
Financing activities	(279)	(1,359)
Operating activities. Cash provided by operating activities was $6,134 for the first six months of fiscal year 2010 compared with cash used in operating activities of $2,964 in the same period last year, an increase of $9,098. The primary cause of the increase was improved operating performance resulting from previous cost-cutting actions, partially offset by increases in working capital, which are described under Working Capital above. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.

Investing activities. Cash provided by investing activities was $8,322 during the first six months of fiscal 2010 compared to $8,924 in the same period last year. As described above in Results of Operations, the Company sold its RF product line for a cash purchase price of $9,000 during the first quarter of fiscal year 2010 and made $501 of net purchases of short-term investments. In contrast, for the same quarter last year, the Company sold $12,500 of auction rate securities. Capital expenditures decreased to $212 this half compared to $1,480 for the corresponding prior year period.
Financing activities. Cash used in financing activities was $279 in the first half of fiscal year 2010 as compared to $1,359 for the corresponding prior year period. Cash used in financing activities in the first half of 2010 consisted of payments of cash dividends totaling $383 and repurchases of 2,649 of Common Shares at an average cost of $4.67 each totaling $12 for withholding of payroll taxes relating to vested share awards. We had $116 of net borrowings during the first half of fiscal 2010. During the first half of fiscal 2009, we paid dividends of $1,139 and repurchased 155,000 Common Shares for $745, or an average cost per share including commissions of $4.80. In addition, we repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as withholding for payroll taxes upon the vesting of performance award units. These cash uses were offset by net borrowings of short-term debt totaling $567.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At March 31, 2010, we had available unused lines of credit with domestic and foreign banks aggregating $5,985, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its consolidated financial statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements. In January 2010, the FASB issued updates to guidance that are intended to improve disclosures about fair value measurements. The Company adopted the guidance effective January 1, 2010. Adoption did have a material impact on the Company’s consolidated financial statements.
Accounting Guidance Not Yet Adopted
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
During the second quarter of fiscal 2010, there were no significant changes in legal proceedings from those disclosed in the Company’s 2009 Form 10-K.
ITEM 1A. Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2009 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of fiscal 2010, the Company made no purchases of Common Shares under any share repurchase program. The Company repurchased 12,972 Common Shares in December 2009 in connection with the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan, at an average cost per share of $4.28. Additionally, in connection with its 2002 Stock Incentive Plan, the Company repurchased 2,649 Common Shares in December 2009 at an average cost per share of $4.67 for withholding of payroll taxes relating to vesting of restricted share awards.
ITEM 6. Exhibits.
(a) Exhibits. The following exhibits are filed herewith:

Exhibit
Number		Exhibit

10.1		Seventh Amendment to Credit Agreement, dated March 31, 2010.
31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).
31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).
32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: May 10, 2010	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	/s/ Mark J. Plush
Mark J. Plush
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)