Form 10-Q
period 2010-06-30
KEITHLEY INSTRUMENTS INC
filed 2010-08-09
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 6, 2010 there were outstanding 13,632,222 Common Shares (net of shares repurchased and held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

Forward-Looking Statements
Statements and information included in this Quarter Report on Form 10-Q that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-Q include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets into which Keithley sells, conditions of the electronics industry and the economy in general, deployment of our own sales employees throughout the world, expected cost savings from cost cutting actions, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rate, liquidity position, ability to generate cash, expected growth, achievement of performance goals specified in our equity awards, and obligations under our retirement benefit plans.
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)
(Unaudited)

	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$38,867	$24,114
Restricted cash	510	569
Short-term investments	2,721	759
Refundable income taxes	1,229	466
Accounts receivable and other, net	15,077	11,738
Inventories:
Raw materials	5,702	5,760
Work in process	985	613
Finished products	2,461	3,564

Total inventories	9,148	9,937
Deferred income taxes	263	303
Assets held for sale	1,715	—
Prepaid expenses	1,818	1,753

Total current assets	71,348	49,639

Property, plant and equipment, at cost	38,641	54,081
Less-Accumulated depreciation	32,886	42,981

Property, plant and equipment, net	5,755	11,100

Deferred income taxes	708	748
Intangible assets	—	910
Other assets	9,615	10,705

Total assets	$87,426	$73,102

Liabilities and Shareholders’ Equity
Current liabilities:
Short term debt	$59	$—
Accounts payable	5,255	4,916
Accrued payroll and related expenses	6,645	5,648
Other accrued expenses	4,334	5,424
Income taxes payable	1,810	1,122

Total current liabilities	18,103	17,110

Long-term deferred compensation	2,002	2,111
Long-term income taxes payable	3,330	2,852
Other long-term liabilities	11,901	14,419
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 15,007,501 at June 30, 2010 and 14,950,093 at September 30, 2009	187	187
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 at June 30, 2010 and September 30, 2009	27	27
Capital in excess of stated value	40,491	39,121
Retained earnings	43,463	28,629
Accumulated other comprehensive loss	(16,501)	(15,900)
Common shares held in treasury, at cost	(15,577)	(15,454)

Total shareholders’ equity	52,090	36,610

Total liabilities and shareholders’ equity	$87,426	$73,102

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of Dollars Except for Per Share Data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net sales	$30,686	$23,438	$88,929	$78,469

Cost of goods sold	11,025	10,953	31,741	34,657
Inventory write-off and accelerated depreciation for exit of product line	—	—	—	2,540

Gross profit	19,661	12,485	57,188	41,272

Selling, general and administrative expenses	11,960	11,678	35,173	37,952

Product development expenses	2,993	3,655	8,927	14,341

Loss (Gain) on the sale of product line	18	—	(3,068)	—

Restructuring and other charges (income)	39	—	(95)	4,202

Operating income (loss)	4,651	(2,848)	16,251	(15,223)

Investment income	21	42	65	274

Interest expense	(8)	(19)	(16)	(47)

Income (loss) before income taxes	4,664	(2,825)	16,300	(14,996)

Income tax (benefit) provision	(942)	601	505	31,068

Net income (loss)	$5,606	$(3,426)	$15,795	$(46,064)

Basic earnings (loss) per share	$0.36	$(0.22)	$1.00	$(2.95)

Diluted earnings (loss) per share	$0.34	$(0.22)	$0.98	$(2.95)

Cash dividends per Common Share	$.0375	$.0125	$.0625	$.0875

Cash dividends per Class B Common Share	$.0300	$.0100	$.0500	$.0700

The accompanying notes are an integral part of these financial statements.

KEITHLEY INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
(Unaudited)

	For the Nine Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,795	$(46,064)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of product line	(3,068)	—
Depreciation and amortization	1,730	2,642
Non-cash stock compensation	1,259	(303)
Non-cash restructuring charges and inventory write-down	—	4,498
Loss on the disposition/impairment of assets	220	92
Deferred income taxes	(16)	29,982
Other items not affecting outlay of cash	87	158
Changes in working capital	(6,277)	3,947
Other operating activities	(508)	623

Net cash provided by (used in) operating activities	9,222	(4,425)

Cash flows from investing activities:
Capital expenditures	(240)	(1,544)
Increase (decrease) in Restricted cash	59	(558)
Proceeds from sale of product line	9,000	—
Net purchases of short-term investments	(1,962)	(868)
Proceeds from maturities and sales of investments	—	12,500

Net cash provided by investing activities	6,857	9,530

Cash flows from financing activities:
Net borrowings of short-term debt	65	174
Cash dividends	(959)	(1,330)
Repurchase of Common Shares	(12)	(787)
Proceeds from stock purchase and option plans	—	136
Excess tax benefits from stock-based compensation arrangements	—	92

Net cash used in financing activities	(906)	(1,715)

Effect of exchange rate changes on cash	(420)	79

Increase in cash and cash equivalents	14,753	3,469
Cash and cash equivalents at beginning of period	24,114	22,073

Cash and cash equivalents at end of period	$38,867	$25,542

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
B. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements at June 30, 2010 and 2009, and for the three and nine month periods then ended have not been audited by an independent registered public accounting firm, but in the opinion of our management, all adjustments necessary to fairly present the condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for those periods have been included. All adjustments included are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements for the three and nine month periods ended June 30, 2010 and 2009 included in this Form 10-Q report have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended September 30, 2009, which were included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed on December 14, 2009 (the “2009 Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2009 Form 10-K.
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
D. Earnings Per Share
Both Common Shares and Class B Common Shares are included in the calculation of earnings per share. Details of the calculation are set forth below:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5,606	$(3,426)	$15,795	$(46,064)

Weighted averages shares outstanding	15,772,747	15,648,996	15,753,941	15,625,851
Dilutive effect of stock awards	495,990	—	335,429	—

Weighted average shares used for dilutive earnings per share	16,268,737	15,648,996	16,089,370	15,625,851

Basic earnings (loss) per share	$0.36	$(0.22)	$1.00	$(2.95)
Diluted earnings (loss) per share	$0.34	$(0.22)	$0.98	$(2.95)
Due to the net loss for the three and nine month periods ended June 30, 2009, 32,798 and 13,334 shares were excluded from the dilutive calculation for the exercise of stock options and purchase of stock under the stock purchase plan, respectively. For both the three month and nine month periods ended June 30, 2010 and 2009, both vested and non-vested stock option awards outstanding representing approximately 2.4 and 3.0 million, respectively, were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.
E. Comprehensive Income
Comprehensive income (loss) for the three and nine month periods ended June 30, 2010 and 2009 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$5,606	$(3,426)	$15,795	$(46,064)
Unrealized (losses) gains on value of derivative contracts	(81)	(43)	75	(154)
Net unrealized investment gains, net of tax	—	—	—	442
Pension liability adjustment	—	—	—	(17,730)
Foreign currency translation adjustments	(257)	282	(676)	81

Comprehensive income (loss)	$5,268	$(3,187)	$15,194	$(63,425)

F. Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We categorize financial instruments within the fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, forward contracts to purchase foreign currencies and accounts payable. Due to their short-term nature, the carrying values of accounts receivable and accounts payable approximate fair value. Level 1 assets represent those whose fair value is based upon quoted prices in active markets for identical assets, while Level 2 assets represent those whose fair value is based upon significant other observable inputs. The Company has no Level 3 assets. Financial assets measured at fair value on a recurring basis as of June 30, 2010, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$37,499	$1,368	$38,867
Restricted cash	510	—	510
Certificates of deposit (2)	—	2,721	2,721
Foreign currency forward contracts (3)	—	12	12

	$38,009	$4,101	$42,110

Financial assets measured at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$22,444	$1,670	$24,114
Restricted cash	569	—	569
Certificates of deposit (2)	—	759	759

	$23,013	$2,429	$25,442

Liabilities
Foreign currency forward contracts (3)	$—	$170	$170

(1)	Consists of cash, money market funds and certificates of deposit having maturities of less than 90 days.

(2)	Included in “Short term investments” in the unaudited condensed consolidated balance sheets.

(3)
Included in “Prepaid expenses” or “Other accrued expenses” in the unaudited condensed consolidated balance sheets, with related unrecognized gains and losses being recorded in “Accumulated other comprehensive losses” until realized, at which time they are recorded in “Cost of goods sold” in the condensed consolidated statement of operations.

Certain nonfinancial assets are measured at fair value on a nonrecurring basis and, therefore, are not included in the tables above. These assets primarily consist of notes receivable and are included in “Other assets” in the condensed consolidated balance sheets. They are measured at cost and are tested for impairment when events and circumstances warrant by comparing the fair value of the underlying net assets to the carrying value of the notes receivable.
G. Guarantor’s Disclosure Requirements
Guarantee of lease
In connection with the sale of substantially all of the assets of the Company’s radio frequency (“RF”) product line to Agilent Technologies, Inc. (“Agilent”) in November 2009, Agilent assumed the obligations under the Company’s lease in Santa Rosa, California (see Note O. for further details). The Company remains obligated in the event of default by Agilent; however, Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. The maximum amount of future payments (undiscounted) the Company would be required to make under the lease would be approximately $559 through April 30, 2012. The Company has not recorded any liability for this item, as it does not believe that it is probable that Agilent will default on the lease payments.

Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue from the extended warranties, as well as the related costs, is immaterial for the three month periods ending June 30, 2010 and 2009. A reconciliation of the estimated changes in the aggregated product warranty liability for the three and nine month periods ending June 30, 2010 and 2009 is as follows:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Beginning balance	$533	$506	$466	$701
Accruals for warranties issued during the period	267	242	795	729
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(48)	(20)	(127)	(81)
Settlements made (in cash or in kind) during the period	(190)	(222)	(572)	(843)

Ending balance	$562	$506	$562	$506

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
Under the Company’s 2002 Stock Incentive Plan, the Company repurchased 2,649 Common Shares during the first nine months of fiscal 2010 for $12 for withholding of payroll taxes relating to vested restricted share awards in 2009, representing an average cost of $4.67 each (there were no associated commissions). During the first nine months of fiscal year 2009, the Company purchased 155,000 Common Shares under the 2007 Program for $745 at an average cost of $4.80 per share, including commissions. In addition, the Company repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as permitted under the Company’s 2002 Stock Incentive Plan, for withholding of payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008. See Note M.
At June 30, 2010 and 2009, 1,380,297 and 1,377,648 Common Shares remained in treasury at an average cost, including commissions, of $9.93 and $9.94, respectively.
Also included in “Common shares held in treasury, at cost” are shares purchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held pursuant to this plan totaled 243,160 and 210,039 at June 30, 2010 and 2009, respectively.

I. Investments
The Company classifies its investments in certificates of deposits and money market fund investments as “trading”, which requires they be recorded at fair market value in the Company’s consolidated balance sheets with the changes in fair value and resulting gains and losses included in the Company’s condensed consolidated statements of operations. There were no realized gains or losses on sales of marketable securities during the first nine months of fiscal years 2010 or 2009. U.S. G.A.A.P. defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We determined the fair market value of the trading investments at June 30, 2010, and September 30, 2009, using quoted prices for similar assets, which is a Level 2 hierarchy fair value measurement. The balance of trading investments was $2,721 and $759 at June 30, 2010, and September 30, 2009, respectively, and there were no unrealized gains or losses.
At June 30, 2010, and September 30, 2009, the investments had maturity dates of less than one year.
J. Financing Arrangements
Effective March 31, 2010, the Company amended its $5,000 credit agreement. The revised agreement consists of a $5,000 facility ($59 of short-term debt and $451 of standby letters of credit outstanding at June 30, 2010) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. LIBOR was 0.53% and the Prime rate was 3.25% as of June 30, 2010. The agreement does not contain debt covenants, but requires cash to be pledged against outstanding borrowings and standby letters of credit. The Company is required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement’s expiration date is March 31, 2012, and may be extended annually. Additionally, per the terms of the agreement, the Company may borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,628 ($83 outstanding at June 30, 2010). At June 30, 2010, the Company had total unused lines of credit with domestic and foreign banks aggregating $6,034.
K. Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the condensed consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the condensed consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with U.S. G.A.A.P., all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At June 30, 2010, the Company had obligations under foreign exchange forward contracts to sell 1,550,000 Euros, 160,000 British pounds and 130,000,000 Yen at various dates through September 2010.

The fair values of the derivative instruments are recorded on the consolidated balance sheets as follows:

	June 30, 2010	September 30, 2009
Assets:
Contract value	$1,462	$371
Fair value	1,375	360

Total asset	87	11

Liabilities:
Contract value	2,158	4,350
Fair value	2,233	4,531

Total liability	(75)	(181)

Net asset (liability)	$12	$(170)

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
As of June 30, 2010, we have recorded unrealized gains on derivatives of $75 in “Accumulated other comprehensive loss”, which we expect to reclassify into earnings in the next three months. Set forth below are the amounts and location of (gains) and losses on derivative instruments and related hedged items reclassified from “Accumulated other comprehensive loss” and included in the income statement.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
Financial Statement Line Item	2010	2009	2010	2009
Cost of goods sold	$(141)	$157	$(126)	$82
The Company documents all relationships between hedged instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At June 30, 2010, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.
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

A summary of the components of net periodic pension cost for the U.S. plan and the German plan is shown below:

	United States Plan		German Plan
	For the Three Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service costs-benefits earned during the period	$368	$367	$28	$46
Interest cost on projected benefit obligation	653	650	100	110
Expected return on plan assets	(925)	(934)	(17)	(19)
Amortization of net loss (gain)	99	23	(4)	—
Amortization of prior service cost	8	9	1	2

Net periodic benefit cost	$203	$115	$108	$139

	United States Plan		German Plan
	For the Nine Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service costs-benefits earned during the period	$1,104	$1,138	$92	$134
Interest cost on projected benefit obligation	1,958	1,915	334	322
Expected return on plan assets	(2,774)	(2,846)	(57)	(54)
Amortization of net loss (gain)	298	31	(12)	—
Amortization of prior service cost	23	49	4	4
Curtailment expense	—	28	—	—

Net periodic benefit cost	$609	$315	$361	$406

During the third quarter of fiscal year 2010, the Company contributed $2,000 to its U.S. pension plan.
M. Stock-based Compensation
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Plan”), which was approved by the Company’s shareholders at its annual meeting held on February 7, 2009. No awards have been granted from the 2009 Plan since its inception through June 30, 2010. The Company has three other equity-based compensation plans under which options are currently outstanding. Of the four plans, stock-based compensation awards can be granted to employees and Directors from two of the plans, while no new awards may be granted from the other two plans as they have been terminated or have expired. The Company also has an employee stock purchase plan (“ESPP”) that provides employees with the opportunity to purchase Common Shares at 95 percent of the fair market value at the end of the one-year subscription period. The provisions of the ESPP are such that measurement of compensation expense is not required by U.S. G.A.A.P. Additionally, no shares were issued pursuant to the ESPP during the first nine months of fiscal years 2010 or 2009.

Compensation costs recorded
Our stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense on a straight-line basis over the requisite service period of the respective grants. The amount recorded in the three and nine month periods ended June 30, 2010, represents net compensation expense and includes approximately $341 and $541, respectively, for performance award units granted in 2008, which we currently expect will vest at 25 percent of target for the first specified group and 125 percent of target for a second specified group, based on each group’s defined performance targets. The amount recorded in the nine month period ended June 30, 2009, represents net compensation income and includes favorable adjustments of approximately $950 for performance award units granted in fiscal years 2007 and 2008 which were not expected to vest as the performance targets were not expected to be met. The table below summarizes the allocation of stock-based compensation expense (income) recorded for the three and nine month periods ended June 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Cost of goods sold	$18	$16	$53	$(73)
Selling, general and administrative expenses	555	182	1,120	(77)
Product development expenses	36	35	85	(153)

Stock-based compensation expense (income), net of tax	$609	$233	$1,258	$(303)

Due to the net operating loss position in the United States, there was no tax impact on stock-based compensation, nor were there any excess tax benefits recognized in the first nine months of fiscal year 2010. Likewise, we expect to record no tax effects of stock based compensation for fiscal 2010. The Company recognized an excess tax benefit of $92 during the first nine months of fiscal year 2009 due to a 2008 tax return provision adjustment.
As of June 30, 2010, there was $722 of total pretax, unrecognized compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Stock option activity
For the nine months ended June 30, 2010, we granted 183,800 non-qualified stock options shares at a weighted average exercise price of $4.32 per share to officers and other key employees. The options have an exercise price equal to the market value of the shares on the grant date. During the first nine months of fiscal year 2009, the Company granted 309,050 non-qualified stock options shares at a weighted average exercise price of $3.05 per share to officers and other key employees. The awards granted in both periods have a term of ten years, vest 50 percent after two years, and an additional 25 percent each after years three and four.
The weighted average fair value for options granted during the nine months ended June 30, 2010 and 2009 was $2.12 and $1.08 per share, respectively. The fair values were determined using the Black-Scholes option-pricing model. The following weighted average assumptions were applied for options granted during this period:

	First Nine Months	First Nine Months
	Fiscal Year 2010	Fiscal Year 2009

Expected life (years)	4.75	4.75
Risk-free interest rate	2.12%	1.90%
Volatility	63%	49%
Dividend yield	1.20%	2.50%
Performance award units—Fiscal 2010 Grant
During the nine months ended June 30, 2010, the Company granted 86,075 performance award units to officers and key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The final number of units awarded for this grant will be determined, as of September 30, 2012, based upon the Company’s total shareholder return over the performance period compared to the Russell MicroCap Index and may range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $6.73 and was determined using a Monte Carlo simulation model incorporating the following assumptions:

Risk-free interest rate	1.25%
Volatility	78%

The Company recognizes the estimated cost of these awards, as determined under the simulation model, on a straight-line basis over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period.
Performance award units—Grants prior to Fiscal 2010
The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vest at the end of the performance period. The final number of units earned pursuant to an award may range from a minimum of no units, to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 could be adjusted in 25 percent increments, while those issued in 2006 could be adjusted in 50 percent increments. The number of units earned is based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. Each reporting period, the compensation cost of the performance award units is subject to adjustment based upon our estimate of the number of awards we expect will be issued upon completion of the performance period. No performance award units were granted during the first nine months of fiscal 2009.
The awards granted in fiscal year 2008 will vest on September 30, 2010. The performance criteria related to the awards granted in fiscal year 2008 were previously not expected to be met, and all previously recorded expense for these awards, which had been expensed at 50 percent of target, was reversed during the second quarter of fiscal year 2009. During the second quarter of fiscal year 2010, the performance criteria related to the awards granted during fiscal year 2008 were expected to be met and result in a payout at 25 percent of target. In the third quarter of fiscal year 2010, it was determined that the subset of these awards which is measured on return on invested capital is expected to payout at 125 percent of target; therefore, a cumulative adjustment of approximately $320 of expense was recorded.
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
Restricted award units
During the nine months ended June 30, 2010, the Company granted 111,050 restricted award units with a weighted average fair market value per unit on the grant date of $4.26. During the nine months ended June 30, 2009, the Company granted 125,800 restricted award units with a weighted average fair market value per unit on the grant date of $2.99. The restricted unit award agreements provide for the award of restricted units with each unit representing one share of the Company’s Common Shares. Generally, the awards vest on the fourth anniversary of the award date, subject to certain conditions specified in the agreement. The vesting date may be earlier than four years in certain cases to accommodate individuals’ planned retirement dates.
Directors’ equity plans
The Company’s non-employee Directors receive an annual Common Share grant up to $58 per individual. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan; however, in order to limit dilution to shareholders, for grants after December 2008, no more than 3,000 shares per quarter per Director may be issued. During the first nine months of fiscal year 2010, 48,783 Common Shares were issued to non-employee Directors with a weighted average closing market value of $5.96 per share for a total expense of $291. During the first nine months of fiscal year 2009, 84,045 shares were issued to non-employee Directors with a weighted average closing market value of $3.48 per share for a total expense of $292.

The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants vest over a 3-year period. There have been no such grants issued since February 2006.
N. Income Taxes
For the three months ended June 30, 2010, the Company recorded an income tax benefit of $942 on income before taxes of $4,664, resulting in an effective tax rate of (20.2) percent. The favorable tax rate was due primarily to the Company’s ability to carryback the net operating loss generated during the fiscal year ended September 30, 2009, resulting in a favorable tax adjustment of $1,220. At September 30, 2009 and utilize tax credits for which it had full valuation allowance, future projected income was not significant and the Company would have risked losing Foreign Tax Credits (FTC) and Research Tax Credits (RTC) if the net operating losses (NOL’s) would have been carried back. Therefore, the decision at that time was made to carry forward the NOL’s and not risk the permanent loss of the FTC’s and RTC’s. During the quarter ended June 30, 2010, future projected income improved significantly. As a result, the decision was made to carry back the NOL’s to obtain a cash refund since the Company believes that it will be able to utilize the FTC’s and RTC’s in the future, which are now available as a result of utilizing the NOL’s. In addition, the Company was able to utilize a portion of its tax credits to offset its fiscal year 2010 income tax. As these tax credits have a full valuation allowance recorded against them, the Company did not record income tax expense on its current fiscal quarter’s U.S. pretax income. The Company incurred tax expense on certain foreign operations’ results.
For the three months ended June 30, 2009, the company recorded income tax expense of $601 on a loss before taxes of $2,825. The company was unable to record a tax benefit on its losses, because a full valuation allowance was recorded at June 30, 2010 on the United States losses. Tax expense was recorded on certain foreign operation’s results at June 30, 2009.
For the nine months ended June 30, 2010, the Company recorded income tax expense of $505 on income before taxes of $16,300. The effective tax rate of 3.1 percent was less than the U.S. federal statutory tax rate because the Company was able to utilize a portion of its deferred tax assets which had a full valuation allowance, and accordingly, did not record income tax expense on its current fiscal year’s U.S. pretax income. In addition, the company was able to carry its fully reserved fiscal year 2009 losses back to prior years to claim a tax refund of $1,220.
For the nine months ended June 30, 2009, the Company recorded income tax expense of $31,068 on a pre-tax loss of $14,996, which included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability were adversely impacted resulting in a cumulative loss for the previous twelve quarters. This coupled with revised downward projections led us to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, we recorded a full valuation allowance against those U.S. deferred tax assets. In addition, the Company was not able to record a tax benefit on the U.S. pretax loss for the first nine months of fiscal 2009, but did recorded income before taxes in certain foreign operations that resulted in tax expense for the first nine months of fiscal 2009.
As of June 30, 2010, the Company had gross unrecognized tax benefits of $6,201, an increase of approximately $116 during the quarter. The total amount of unrecognized benefits that, if recognized, would benefit the effective tax rate was $4,174. The Company anticipates a decrease in its unrecognized tax positions of approximately $850 over the next twelve months. The anticipated decrease is primarily due to expiration of statutes in several jurisdictions.
The Company records interest and penalties related to uncertain tax position as income tax expense. As of June 30, 2010, the Company had accrued $1,941 of interest and penalties related to uncertain tax positions.

O. Gain on Sale of RF Product Line
On November 30, 2009, the Company completed the sale of its RF product line to Agilent. Under terms of the purchase agreement, the Company sold substantially all of the Company’s assets related to the RF product line (including inventory, property and equipment, and capitalized software) for a cash purchase price of $9,000, and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the RF employees. The Company is prohibited from competing against Agilent solely with respect to the RF product line until November 30, 2012. The purchase agreement contains customary indemnification obligations with respect to the representations, warranties and covenants of the parties. As a result of the transaction, the Company recorded pre-tax (expense) gain for the three and nine months ended June 30, 2010 of ($18) and $3,068, respectively, which included accumulative expenses associated with the transaction of $1,318, of which $669 relates to severance benefits for terminated employees (See Note P.). The Company expects no further costs to be incurred relating to this transaction. As the RF product line did not have separately identifiable financial and cash flow information, the gain on sale is considered a component of continuing operations.
Additionally, on November 30, 2009, the parties entered into a transition service agreement (“TSA”) which terminated during the third quarter of fiscal year 2010. In exchange for consideration as specified in the TSA, Keithley provided certain limited services as they related to its former RF product line.
P. Severance and Other Restructuring Charges
During the past two fiscal years and continuing into the first quarter of fiscal 2010, the Company implemented several global workforce reductions and exited two product lines. Initiated in response to a prolonged deterioration in economic conditions, the actions and the related activities are substantially completed.
In January 2009, the Company implemented cost reduction actions including a reduction in its worldwide work force of approximately seven percent, which included the impact of an early retirement program. These charges totaled $1,190, the majority of which related to amounts incurred in connection with one-time termination benefits, and are included on the first nine months fiscal year 2009 condensed consolidated statements of operations under the “Restructuring and other charges” caption. All benefits were paid during the remainder of fiscal year 2009, with the exception of one individual who received severance benefits through the third quarter of fiscal year 2010.
Additionally, in February 2009, the Company announced that it would exit its S600 parametric test product line resulting in a charge in fiscal year 2009 of $5,550, including non-cash charges of $4,498. The majority of the activities related to this action were completed by the end of fiscal year 2009. The $5,550 charge is comprised of the following:

Restructuring and other charges:
Severance and related benefits	$1,052
Sales demonstration inventory write-off	1,579
Write-down of fixed assets	341
Pension plan curtailment charge	28
Lease termination charge	10

3,010

Inventory write-off and accelerated depreciation for exit of product line (included in Cost of goods sold)	2,540

$5,550

The remaining payments associated with our workforce reductions are expected to be completed by September 30, 2010. Since the fourth quarter of fiscal year 2008, we have incurred total cumulative restructuring, severance and related charges of $8,208 in addition to other costs associated with the exit of our S600 product line totaling $2,540.
In November 2009, the Company completed the aforementioned sale of the RF product line for which we recorded $669 of severance charges during the first nine months of fiscal year 2010. (see Note O.) The severance charges are included within “Gain on sale of product line” in the condensed consolidated statement of operations. The Company recorded no further severance or related charges during the first nine months of fiscal year 2010.
At June 30, 2010, $98 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the condensed consolidated balance sheets. In total, approximately 160 employees have been terminated under the various workforce reduction initiatives since September 2008. The activities and our accruals relating to our restructuring and cost reduction programs are summarized below:

Balance—September 30, 2009	$2,000
Severance charges associated with sale of RF product line	669
Cash payments made during the period	(2,457)
Adjustments to previously-recorded expense	(114)

Balance—June 30, 2010	$98

Q. Geographic Segment Information
The Company reports a single Test and Measurement segment. Net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net sales:
United States	$9,371	$6,308	$24,903	$20,065
Other Americas	554	424	1,779	1,388
Germany	2,897	2,804	9,076	10,197
Other Europe	5,570	4,762	16,191	16,814
Japan	2,359	1,882	11,628	10,462
China	3,685	3,750	11,131	9,140
Other Asia	6,250	3,508	14,221	10,403

	$30,686	$23,438	$88,929	$78,469

	At June 30,	At September 30,
	2010	2009
Long-lived assets:
United States	$4,724	$9,751
Other	1,031	1,349

	$5,755	$11,100

R. Assets Held for Sale
On March 15, 2010, the Company entered into a letter of intent to sell its 75,600 square feet facility situated on approximately seven acres and the related assets located on Bainbridge Road in Solon, Ohio (“Bainbridge Facility”). In accordance with U.S. G.A.A.P., the Company classified the assets as “held for sale” in March 2010, presented their value separately on the condensed consolidated balance sheets under the caption “Assets held for sale” and ceased the recording of depreciation expense related to these assets in April 2010. The carrying amount and major classes of the assets as of June 30, 2010 are as follows:

Building and improvements	$1,296
Land	401
Equipment, furniture and fixtures	18

Balance—June 30, 2010	$1,715

S. Subsequent Event
On July 31, 2010, the Company completed its sale of the Company’s Bainbridge Facility (see Note. R for further details). Under terms of the agreement, the Company received proceeds of $3,800. As a result of this transaction, the Company expects to record approximately $1,600 of pre-tax gain in fiscal year 2010.

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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems to serve the specialized needs of electronics manufacturers for high-performance production testing, process monitoring, product development and research. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current or optical signals. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During the first nine months of fiscal year 2010, semiconductor orders comprised approximately 35 percent of our total orders; wireless communications orders were about five percent; precision electronic components orders were approximately 25 percent, which includes orders from customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and research and education orders were about 25 percent. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
Many of the industries we serve, including the semiconductor, wireless communications and precision electronic components industries, have historically been very cyclical and have experienced periodic downturns followed by periods of secular growth. Our customers across all industries and geographies demonstrated reduced order patterns, beginning in the fourth quarter of fiscal 2008 and continuing through mid-fiscal year 2009. In response to these conditions, we took various cost reduction actions beginning in the fourth quarter of fiscal 2008 and continuing through the first quarter of fiscal 2010 to reduce our future operating expenses. These actions included headcount reductions, a hiring freeze with the exception of a few critical replacements, reductions in our capital expenditures,and travel and other discretionary spending, a pay reduction for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees, the suspension of the annual bonus program for management and lower sales commissions payments to the sales force, the suspension of the Company’s 401(k) match and the exit of our S600 series product line. In addition, we sold substantially all of the assets related to our RF product line. Global semiconductor device sales have now exceeded levels achieved just prior to the financial crisis that began in the fall of calendar 2008, and we have experienced sequential increases in orders from our customers since the second quarter of fiscal 2009. Because of that improvement coupled with the previous cost reduction measures that are still in place, effective January 1, 2010, we restored compensation levels and work hours for U.S. exempt and non-exempt employees, respectively, reinstated the Company’s 401(k) match, and recorded variable costs for both annual and long-term incentive plans. The Company recorded approximately $1,700 and $3,700 of expense for the three and nine month periods of fiscal year 2010, respectively, as a result of the aforementioned costs.
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

Results of Operations
Third Quarter Fiscal 2010 Compared with Third Quarter Fiscal 2009
Net sales of $30,686 for the third quarter of fiscal 2010 increased $7,248, or 31 percent, from net sales of $23,438 in last year’s third quarter which was the lowest sales quarter of fiscal 2009. The increase is mainly attributed to an increase in customer demand of our core product offering. The effect of a stronger U.S. dollar had a negligible impact on net sales as compared to the prior year’s third quarter. Sequentially, net sales increased three percent from the prior quarter. Included in net sales for the third quarter of fiscal 2010 were approximately $1.5 million of sales for final purchases for S600 products. Sales outside of the Americas represented approximately 70 percent of total sales for the third quarter of fiscal 2010.
Orders of $31,787 for the third quarter of fiscal 2010 increased $8,054, or 34 percent, from orders of $23,733 for the same period in fiscal 2009. Sequentially, orders increased three percent from the quarter ended March 31, 2010. Geographically, orders increased across all regions in the third quarter of fiscal 2010 compared to the year-ago period, with orders from the Americas, Europe and Asia rising about 25 percent, five percent, and 70 percent, respectively. Included in total orders for the third quarter of fiscal 2010 were approximately $2.0 million for final purchases of the exited S600 product line. Order backlog increased $985 during the quarter to $14,482 as of June 30, 2010. The Company does not track net sales in the same manner as it tracks orders by major customer group. However, sales trends generally correlate to Company order trends, although they may vary between quarters depending upon the orders which remain in backlog.
Cost of goods sold as a percentage of net sales declined to 35.9 percent from 46.7 percent in the prior year’s third quarter. The decline was primarily due to fixed manufacturing costs being spread over higher sales volume, a more profitable sales mix based on product and geography, and lower manufacturing costs. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rate changes. Foreign exchange hedging decreased cost of goods sold as a percentage of net sales by 0.5 percentage points in the third quarter of fiscal 2010, whereas it increased cost of goods sold as a percentage of net sales by 0.7 percentage points for the corresponding prior year period.
Selling, general and administrative expenses of $11,960, or 39.0 percent of net sales, increased $282, or two percent, from $11,678, or 49.8 percent of net sales, in last year’s third quarter. The increase was due primarily to costs incurred, effective January 1, 2010, to restore U.S. employee compensation to full levels, reinstate the 401(k) match, and restore variable costs for annual bonus and long-term incentive plans. These cost increases were partially offset by lower salary and benefit expenses as a result of cost reduction actions taken during FY 2009 as well as exiting the S600 product line and the sale of the RF product line.
Product development expenses for the quarter were $2,993, or 9.8 percent of net sales, down $662, or 18.1 percent, from last year’s $3,655, or 15.6 percent of net sales. The decrease is primarily a result of the sale of our RF product line in November 2009.
The Company’s emphasis on returning to profitability in fiscal 2010 and beyond led it to conclude that it should no longer continue to support its investment in RF measurement products and should instead focus on growing its core business. As a result, the Company sold substantially all of its RF product line in November 2009 to Agilent for a cash purchase price of $9,000 and recorded expenses in the quarter of $18. The Company expects no further costs to be incurred relating to this transaction. See Note O.
For the third quarter of fiscal 2010, the Company reported operating income of $4,651, compared to last year’s third quarter operating loss of $2,848.
Investment income was $21 for the quarter compared to $42 in last year’s third quarter. The decrease was due primarily to lower interest rates available on investments made within the Company’s investment policies.

For the three months ended June 30, 2010, the Company recorded an income tax benefit of $942 on income before taxes of $4,664, resulting in an effective tax rate of (20.2) percent. The favorable tax rate was due primarily to the Company’s ability to carryback the net operating loss generated during the fiscal year ended September 30, 2009, resulting in a favorable tax adjustment of $1,220. At September 30, 2009 and utilize tax credits for which it had full valuation allowance, future projected income was not significant and the Company would have risked losing Foreign Tax Credits (FTC) and Research Tax Credits (RTC) if the net operating losses (NOL’s) would have been carried back. Therefore, the decision at that time was made to carry forward the NOL’s and not risk the permanent loss of the FTC’s and RTC’s. During the quarter ended June 30, 2010, future projected income improved significantly. As a result, the decision was made to carry back the NOL’s to obtain a cash refund since the Company believes that it will be able to utilize the FTC’s and RTC’s in the future, which are now available as a result of utilizing the NOL’s. In addition, the Company was able to utilize a portion of its tax credits to offset its fiscal year 2010 income tax. As these tax credits have a full valuation allowance recorded against them, the Company did not record income tax expense on its current fiscal quarter’s U.S. pretax income. The Company incurred tax expense on certain foreign operations’ results.
For the three months ended June 30, 2009, the company recorded income tax expense of $601 on a loss before taxes of $2,825. The company was unable to record a tax benefit on its losses, because a full valuation allowance was recorded at June 30, 2010 on the United States losses. Tax expense was recorded on certain foreign operation’s results at June 30, 2009.
The Company reported net income of $5,606, or $0.34 per diluted share, for the third quarter of fiscal 2010, compared with a net loss of $3,426, or $0.22 per diluted share, for the third quarter of fiscal 2009.
Nine Months Ended June 30, 2010 Compared with Nine Months Ended June 30, 2009
Net sales of $88,929 for the nine months ended June 30, 2010, increased 13 percent from $78,469 reported for the nine month period last year. Three percentage points of the increase was the result of a weaker U.S. dollar. Geographically, net sales were up 24 percent in the Americas, down 6 percent in Europe, and up 23 percent in Asia.
Orders of $89,593 for the first nine months of fiscal 2010 increased $16,457, or 23 percent, from orders of $73,136 for the same period in fiscal 2009. Geographically, orders increased across all regions during the first nine months of fiscal 2010 compared with the year-ago period. Orders from the Americas, Europe and Asia increased 20 percent, five percent, and 45 percent, respectively. Orders from the Company’s semiconductor customers, wireless communications customers and precision electronics customers rose approximately 109 percent, 25 percent and 17 percent, respectively, and orders from research and education customers decreased 18 percent compared to the prior year. For the first nine months of fiscal year 2010, semiconductor customer orders comprised approximately 35 percent of total orders, wireless communication customer orders were approximately five percent, precision electronics customer orders were approximately 25 percent, and research and education customers made up 25 percent. Included in orders for the first nine months of fiscal 2010 were approximately $7.0 million for final purchases of the exited S600 product line, the majority of which are expected to ship prior to September 30, 2010.
Cost of goods sold as a percentage of net sales decreased to 35.7 percent from 44.2 percent for the nine-month period last year. The decline was primarily due to fixed manufacturing costs being spread over higher sales volume, a more profitable sales mix based on geography, and lower manufacturing costs. Nearly all products the Company sells are manufactured in the United States; therefore, cost of goods sold expressed in dollars is generally not affected by changes in foreign currencies. However, as a percentage of net sales, it is affected as net sales dollars fluctuate due to currency exchange rates changes. The effect of foreign exchange hedging on cost of goods sold was not material in either nine month period. Also affecting gross profit in the first nine months of fiscal year 2009 was $2,540, or 3.2 percent of net sales, of non-cash charges for inventory write-offs and accelerated depreciation with regard to the Company’s decision to exit its S600 parametric test product line. See Note P.
Selling, general and administrative expenses of $35,173, or 39.6 percent of net sales, decreased $2,779, or seven percent, from $37,952, or 48.4 percent of net sales, in the same period last year. The decrease was due primarily to lower salaries as a result of lower headcount offset by costs incurred in the second and third quarters of fiscal year 2010 to restore U.S. employee compensation to full levels, reinstate the 401(k) match, restore variable costs for annual bonus, and profit sharing plans and expense related to the performance award units granted in fiscal year 2008. A favorable adjustment for performance award units granted in prior years was recorded in last years prior period. See Note M.

Product development expenses for the first nine months of fiscal year 2010 of $8,927, or 10.0 percent of sales, decreased $5,414, or 38 percent, from $14,341, or 18.3 percent of net sales, for the same period last year. The decrease is primarily a result of the exit of our S600 parametric test product line in February 2009 as well as the sale of our RF product line in November 2009.
The Company’s emphasis on returning to profitability in fiscal 2010 and beyond led it to conclude that it should no longer continue to support its investment in RF measurement products and should instead focus on growing its core business. As a result, the Company sold substantially all of its RF product line in November 2009 to Agilent for a cash purchase price of $9,000 and recorded a pretax gain for the nine months ended June 30, 2010 of $3,068; the majority of the gain was recorded in the first quarter. The Company expects no further costs to be incurred relating to this transaction. See Note O.
The Company recorded $4,202 for restructuring charges during the first nine months of fiscal year 2009. The majority of the charges were recorded in the second quarter. See Note P.
Investment income during the first nine months of fiscal year 2010 of $65 decreased $209 from $274 for the same period in the prior year. The decrease was due to lower interest rates during the period.
For the nine months ended June 30, 2010, the Company recorded income tax expense of $505 on income before taxes of $16,300. The effective tax rate of 3.1 percent was less than the U.S. federal statutory tax rate because the Company was able to utilize a portion of its deferred tax assets which had a full valuation allowance, and accordingly, did not record income tax expense on its current fiscal year’s U.S. pretax income. In addition, the company was able to carry its fully reserved fiscal year 2009 losses back to prior years to claim a tax refund of $1,220.
For the nine months ended June 30, 2009, the Company recorded income tax expense of $31,068 on a pre-tax loss of $14,996, which included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets. As a result of the overall downturn in the U.S. economy, our sales and profitability were adversely impacted resulting in a cumulative loss for the previous twelve quarters. This coupled with revised downward projections led us to conclude that it was more likely than not that the U.S. deferred tax assets would not be realized. Accordingly, we recorded a full valuation allowance against those U.S. deferred tax assets. In addition, the Company was not able to record a tax benefit on the U.S. pretax loss for the first nine months of fiscal 2009, but did recorded income before taxes in certain foreign operations that resulted in tax expense for the first nine months of fiscal 2009.
The Company reported net income of $15,795, or $0.98 per diluted share, for the first nine months of fiscal 2010, compared with a net loss of $46,064, or $2.95 per diluted share, for the first nine months of fiscal 2009. Included in the current nine month results is the gain on the sale of the RF product line and a favorable discrete tax adjustment. Included in the fiscal year 2009 nine month results is an unfavorable discrete tax adjustment of approximately $1.92 per share, as well as restructuring and other charges related to cost-cutting actions taken in January and February 2009.

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of June 30, 2010 and September 30, 2009:

	June 30	September 30
Current assets:
Cash and cash equivalents	$38,867	$24,114
Restricted cash	510	569
Short-term investments	2,721	759
Refundable income taxes	1,229	466
Accounts receivable and other, net	15,077	11,738
Total inventories	9,148	9,937
Deferred income taxes	263	303
Assets held for sale	1,715	—
Prepaid expenses	1,818	1,753

Total current assets	$71,348	$49,639

Current liabilities:
Short term debt	$59	$—
Accounts payable	5,255	4,916
Accrued payroll and related expenses	6,645	5,648
Other accrued expenses	4,334	5,424
Income taxes payable	1,810	1,122

Total current liabilities	18,103	17,110

Working capital	$53,245	$32,529

Working capital increased during the first nine months by $20,716. Current assets increased during the first nine months by $21,709 of which $1,715 is for assets held for sale, while current liabilities increased $993. Cash and cash equivalents increased $14,753 resulting primarily from the proceeds generated by the sale of the RF product line in November 2009 coupled with cash provided by operating activities. Our improved operating performance during the first nine months reflects the results of the cost saving measures implemented throughout fiscal years 2009 and 2010 and sequential increases in customer demand which began in April 2009. Accounts receivable and other, net increased by $3,339 and reflects the higher level of sales during this nine month period as compared to the nine months ended September 30, 2009. Days sales outstanding were reduced to 43 at June 30, 2010, compared to 47 at September 30, 2009, mainly due to improved collections. Inventories decreased $789 during the first nine months, of 2010, primarily due to the sale of our RF product line, partially offset by an increase in inventory levels to meet increased customer demand. Total inventory turns were 5.0 at June 30, 2010, an increase from 4.5 at September 30, 2009. With respect to the increase in current liabilities, Accrued payroll and related increased $997 primarily due to reinstating the Company’s 401(k) match and variable costs for both annual and long-term incentive plans. Other accrued expenses declined by $1,090 primarily due to recognition of previously deferred revenue.
Sources and Uses of Cash
The following table is a summary of our Condensed Consolidated Statements of Cash Flows for the nine months ended June 30:

	2010	2009
Cash provided by (used in):
Operating activities	$9,222	$(4,425)
Investing activities	6,857	9,530
Financing activities	(906)	(1,715)
Operating activities. Cash provided by operating activities was $9,222 for the first nine months of fiscal year 2010 compared with cash used in operating activities of $4,425 in the same period last year, an increase of $13,647. The primary cause of the increase was improved operating performance resulting from increased sales volume and previous cost-cutting actions, partially offset by increases in working capital, which are described under Working Capital above. Adjustments to reconcile net earnings to net cash provided by operating activities are presented on the condensed consolidated statements of cash flows.

Investing activities. Cash provided by investing activities was $6,857 during the first nine months of fiscal 2010 compared to $9,530 in the same period last year. As described above in Results of Operations, the Company sold its RF product line for a cash purchase price of $9,000 during the first quarter of fiscal year 2010 and made $1,962 of net purchases of short-term investments. In contrast, for the same nine months last year, the Company sold $12,500 of auction rate securities. Capital expenditures decreased to $240 for this nine months compared to $1,544 for the corresponding prior year period.
Financing activities. Cash used in financing activities was $906 in the first nine months of fiscal year 2010 as compared to $1,715 for the corresponding prior year period. Cash used in financing activities in the first nine months of 2010 consisted of payments of cash dividends totaling $959 and the repurchase of 2,649 Common Shares at an average cost of $4.67 and each totaling $12 for withholding of payroll taxes relating to vested share awards. We had $65 of net borrowings during the first nine months of fiscal 2010. During the first nine months of fiscal 2009, we paid dividends of $1,330 and repurchased 155,000 Common Shares for $745, or an average cost per share including commissions of $4.80. In addition, we repurchased 11,733 Common Shares, at an average cost of $3.62 per share, as withholding for payroll taxes upon the vesting of performance award units. These cash uses were offset by net borrowings of short-term debt totaling $174.
We expect to finance capital spending and working capital requirements with cash and short-term investments and our available lines of credit. At June 30, 2010, we had available unused lines of credit with domestic and foreign banks aggregating $6,034, which was a combination of long-term and short-term depending upon the nature of the indebtedness.
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
ITEM 4. Controls and Procedures.
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.
During the third quarter of fiscal 2010, there were no significant changes in legal proceedings from those disclosed in the Company’s 2009 Form 10-K.

ITEM 1A.	Risk Factors.
There have been no material changes to the Company’s risk factors as disclosed in Item 1A — Risk Factors, in the Company’s 2009 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the third quarter of fiscal 2010, the Company made no purchases of Common Shares under any share repurchase program.

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

KEITHLEY INSTRUMENTS, INC. (Registrant)
Date: August 9, 2010	/s/ Joseph P. Keithley
Joseph P. Keithley
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Mark J. Plush
Mark J. Plush
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)