Form 10-K
period 2010-09-30
KEITHLEY INSTRUMENTS INC
filed 2010-12-15
CIK 54991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For fiscal year ended, SEPTEMBER 30, 2010
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
Yes ☐ No ☑
The aggregate market value of the Common Shares of the Registrant held by non-affiliates was $85.74 million and the aggregate market value of the Class B Common Shares of the Registrant held by non-affiliates was $0.13 million for a total aggregate market value of all classes of Common Shares held by non-affiliates of $85.87 million at March 31, 2010, the Registrant’s most recently completed second fiscal quarter. While the Class B Common Shares are not listed for public trading on any exchange or market system, shares of that class are convertible into Common Shares at any time on a share-for-share basis. The market values indicated were calculated based upon the last sale price of the Common Shares as reported by the New York Stock Exchange on March 31, 2010, which was $6.60.
As of December 8, 2010 (last practicable date), there were outstanding 13,778,741 Common Shares (net of shares repurchased held in treasury), without par value, and 2,150,502 Class B Common Shares, without par value.

Keithley Instruments, Inc.
10-K Annual Report

Forward-Looking Statements
Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements intended to be covered by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements in this Report on Form 10-K include statements regarding Keithley’s expectations, intentions, beliefs, and strategies regarding the future, including recent trends, cyclicality, growth in the markets into which Keithley sells, conditions of the electronics industry and the economy in general, deployment of our own sales employees throughout the world, expected cost savings from recent cost-cutting actions, investments to develop new products, the potential impact of adopting new accounting pronouncements, our future effective tax rates, liquidity position, ability to generate cash, expected growth, and obligations under our retirement benefit plans.
When used in this report, the words “believes,” “expects,” “anticipates,” “intends,” “assumes,” “estimates,” “evaluates,” “opinions,” “forecasts,” “may,” “could,” “future,” “forward,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Keithley are based on information available to us at the time the statements are made, and we assume no obligation to update any forward-looking statements. It is important to note that the forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of this Form 10-K.
PART I
ITEM 1 — BUSINESS
General
Keithley Instruments, Inc. was founded in 1946 and organized as an Ohio corporation in 1955. Its principal executive offices are located at 28775 Aurora Road, Solon, Ohio 44139; telephone (440) 248-0400. References herein to the “Company,” “Keithley,” “we” or “our” are to Keithley Instruments, Inc. and its subsidiaries unless the context indicates otherwise.
On December 8, 2010, the Company completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated September 29, 2010, among Danaher Corporation (“Danaher”), Aegean Acquisition Corp. and the Company. Pursuant to the Merger Agreement, Aegean Acquisition Corp. was merged into the Company and each outstanding Common Share and Class B Common Share of the Company was converted into the right to receive $21.60 per share in cash.
We design, develop, manufacture, and market complex electronic instruments and systems geared to the specialized needs of engineers at electronics manufacturers and academic institutions for research, product development, high-performance production testing and process monitoring. We currently offer approximately 500 products used to source, measure, connect, control or communicate direct current (DC) and alternating current (AC) signals. Our product offerings include integrated systems solutions, along with instruments and data acquisition modules that can be used as system components or stand-alone solutions. Customers of our products are scientists and engineers in the worldwide electronics industry involved with advanced materials research, semiconductor device development and fabrication, and the production of electronic systems and products.
During the fiscal year ended September 30, 2010, or fiscal 2010, approximately 35 percent of our orders were received from the semiconductor industry; approximately 5 percent came from the wireless communications customer group; approximately 25 percent came from the precision electronics customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and approximately 25 percent came from research and education customers. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.

Business Strategy
We have focused our efforts on identifying test applications within segments of the electronics test and measurement industry that have high rates of technology change, long-term growth in demand, and a meaningful market size, and that leverage our measurement capabilities and/or other test applications. New products are an important factor in our sales growth strategy, and we have generally sought to maintain our investment in product development activity spending levels to expand our product offering and accelerate the introduction of new products. During fiscal 2009, however, the significant decline in our revenues as a result of global economic conditions made it difficult for us to continue product development spending at historical levels. As a result, we selectively reduced these costs, most notably by exiting our S600 parametric test line, reducing worldwide headcounts, eliminating or curtailing various discretionary spending items, and in fiscal 2010, selling our RF product line. Our product development spending is now more focused on expanding and enhancing our core product lines.
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
Product Offerings
We have approximately 500 products used to source, measure, connect, control or communicate direct current and alternating current signals. Product offerings include integrated systems solutions, along with instruments and data acquisition modules that can be used as system components or stand-alone solutions. Prices per product vary. Our semiconductor characterization systems range in price from $25,000 to $200,000. Bench top instruments generally range in price from $1,000 to $25,000 on a stand-alone basis and from $15,000 to $35,000 when used as a system. Switch systems generally range in price from $2,000 to $50,000. PC plug-in boards are used for process control and data collection applications. Selling prices generally range from $200 for a single module to $4,000 for a system. In February 2009, we announced the exit of our S600 series parametric test product line. We continued to accept orders through fiscal 2010 and will provide technical support, calibration, and repair services through 2014 or longer if parts are available. In November 2009, we sold substantially all of our RF product line, which will continue to be supported by Agilent Technologies, Inc. (Agilent).
New Products During Fiscal Year 2010
Our objective is to grow faster than the overall test and measurement industry by pursuing applications that outpace overall demand for test and measurement equipment. New products play a critical role in providing us the opportunity to achieve this higher growth rate. During fiscal 2010, we introduced several new products and enhancements that add complementary capability to our product offering. These products provide our customers with critical tools to serve their production test application and research and development needs.
We introduced the Model 4225-PMU Ultra-Fast I-V instrument module, the latest addition to our growing range of instrumentation options for the Model 4200-SCS Semiconductor Characterization System. It integrates ultra-fast voltage waveform generation and current/voltage measurement capabilities into the Model 4200-SCS’s test environment, and allows semiconductor companies and researchers to gain further insight as they work on new materials, shrinking geometries and new devices. Its measurement capabilities make it well-suited for applications that demand both ultra-fast voltage outputs and synchronized current-voltage measurements. Unlike competitive units that require up to three separate test stands, the Model 4225-PMU is able to deliver this measurement performance within a single instrument platform.
We introduced the Model 3732 Quad 4x28 Ultra-High Density Reed Relay Matrix Card, which was designed for automated switch measure applications that require multiple instrument connections as well as high crosspoint density and high speed. The Company’s Series 3700 System Switch/Multimeter and Plug-in Card Family offers users the accuracy and flexibility of instrument-grade switching integrated with low-noise, high performance multimeter instruments.

The Company released its ACS Basic Edition Version 1.2 Semiconductor Parametric Test Software for semiconductor test and measurement applications. This software upgrade adds new levels of usability, convenience and productivity in the characterization of component and discrete semiconductor devices.
The Company also introduced the six-slot Model 707B and single-slot Model 708B switch matrix mainframes, which are optimized for both research and development and production semiconductor test applications. Both of these new mainframes incorporate the Company’s virtual backplane technology implemented with our Test Script Processor architecture which provides substantial throughput advantages over competitive models. These switch mainframes are also key components of the S530 parametric test system.
Geographic Markets and Distribution
During fiscal 2010, the majority of our products were manufactured in Ohio and were sold in over 80 countries throughout the world. Our principal markets are Asia, Europe and the United States.
In the United States, our products are sold by our own sales personnel and through direct marketing and catalog mailings. Outside the United States, we market our products directly in countries in which we have sales offices and through distributors or manufacturers’ representatives in other countries. We have subsidiary sales and service offices located in Great Britain, Germany, France, the Netherlands, Italy, Japan, Malaysia and China. We also have sales offices in Belgium, Korea, Taiwan, India and Singapore.
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
Customers
Our customers generally are involved in production test, engineering research and development, electronic service or repair, and educational and governmental research. During fiscal year 2010, no one customer accounted for more than 10 percent of our sales. We do not believe that the loss of any one customer would materially affect our sales or net income.
Backlog
Our backlog of unfilled orders amounted to approximately $18.0 million as of September 30, 2010, and approximately $12.2 million as of September 30, 2009. We expect that substantially all of the orders included in the 2010 backlog will be delivered during fiscal 2011. A portion of orders included in backlog may be canceled by the customer prior to shipment. The level of backlog at any given time will be affected by the timing of our receipt of orders, the speed with which those orders are filled and our customers’ requested delivery schedules. Accordingly, our backlog as of September 30, 2010, may not necessarily represent the actual amount of shipments or sales for any future period.

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
Research and Development
Our engineering development activities are directed toward the development of new products that will complement, replace or add to the products currently included in our product line. We do not perform basic research, but on an ongoing basis we utilize new component and software technologies in the development of our products. The highly technical nature of our products and the rapid rate of technological change in the industry require a large and continuing commitment to engineering development efforts. Product development expenses were $12.1 million in 2010, $18.0 million in 2009 and $25.5 million in 2008, or approximately 10%, 18% and 17% of net sales, respectively, for each of the last three fiscal years.
Government Regulations
We believe our current operations and uses of property, plant and equipment conform in all material respects to applicable laws and regulations. Keithley has not experienced, nor do we anticipate, any material claim or material capital expenditure in connection with environmental laws and other regulations.
Employees
As of September 30, 2010, the Company employed approximately 490 persons, 161 of whom were located outside the United States. None of our employees are covered under the terms of a collective bargaining agreement, and we believe that relations with our employees are good.
Foreign Operations and Export Sales
Information related to foreign and domestic operations and export sales is contained in Note P of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
During fiscal 2010, non-U.S. sales accounted for more than 70 percent of our revenue. There are several risks attendant to such foreign operations. These risks include increased exposure to the risk of foreign currency fluctuations and the potential economic and political impacts from conducting business in foreign countries. With the exception of changes in the value of foreign currencies, which are not possible to predict, we believe our foreign subsidiaries and other larger international markets are in countries where the economic and political climates generally are stable. The Company also must comply with foreign regulations, which may increase the complexity of conducting its business.
Executive Officers of the Registrant
Certain information regarding our executive officers is set forth below:

Name	Position	Age
Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	61
Daniel Faia	Vice President Sales and Support	43
Mark A. Hoersten	Vice President Marketing	52
Larry L. Pendergrass	Vice President New Product Development	55
Mark J. Plush	Senior Vice President and Chief Financial Officer	61
Linda C. Rae	Executive Vice President and Chief Operating Officer	45

Joseph P. Keithley was elected Chairman of the Board of Directors in February 1991. He was elected Chief Executive Officer in November 1993, and President in May 1994. He has been a Director since 1986, and was elected Vice Chairman of the Board in February 1988. Mr. Keithley joined the Company in 1976 and held various positions in production, customer service, sales and marketing prior to being elected Vice President of Marketing in 1986. From 1986 until his election to Chief Executive Officer in 1993, Mr. Keithley held various management positions within the Company. He is Chairman of the Board of Nordson Corporation, a worldwide producer of precision dispensing equipment and manufacturer of equipment used in the testing and inspection of electronic components as well as technology-based systems for curing and surface treatment processes, and a director of Brush Engineered Materials, Inc., which is an integrated producer of high performance specialty engineered materials used in a variety of electrical, electronic, thermal and structural applications.

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

Mark A. Hoersten was elected Vice President Business Management in May 2003, and in September 2008 his role was expanded to Vice President of Marketing. He joined the Company in June 1980 as a Design Engineer and held various positions in product development and marketing before becoming Vice President, including Director of Marketing, Telecommunications Test Business Manager, and General Manager.

Larry L. Pendergrass joined the Company in May 2003 as Vice President New Product Development. Prior to joining Keithley, Mr. Pendergrass had over 20 years experience in research and development, product development, and manufacturing engineering in various roles including Section Manager, Project Manager and Project Leader with Agilent Technologies and Hewlett-Packard.

Mark J. Plush was elected Vice President and Chief Financial Officer in October 1998 and was named Senior Vice President in February 2010. Mr. Plush joined the Company in March 1982 as Controller and has been an officer of the Company since 1989.

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
ITEM 1A — RISK FACTORS
Cyclicality of the electronics industry and timing of the current economic downturn and large orders
Many of the industries we serve, including but not limited to the semiconductor, wireless communications, and precision electronic industries, have historically been very cyclical and have experienced periodic downturns. The downturns have had, and may have in the future, a material adverse impact on our customers’ demand for equipment, including test and measurement equipment. The severity and length of a downturn also may affect overall access to capital, which could adversely affect the Company’s customers. These conditions could impact our ability to effectively manage inventory levels, create unabsorbed costs due to lower net sales and ultimately result in write downs of assets, which would adversely affect our profitability.
The factors leading to and the severity and length of a downturn are difficult to predict and there can be no assurance that we will appropriately anticipate changes in the underlying end markets we serve or that any increased levels of business activity will continue as a trend into the future. Our orders are cancelable by customers, and consequently, orders outstanding at the end of a reporting period may not result in realized sales in the future. Orders from our top 25 customers during the quarter can generally vary between 20-35 percent of our total quarterly orders. This can cause our financial results to fluctuate from quarter to quarter.

Rapid technology changes
Our business strategy includes significant investment in and expenditures for product development. We sell our products in several industries that are characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Without the timely introduction of new products, our products will likely become technologically obsolete over time. Our new products may not gain market acceptance and may not result in significant sources of revenue and earnings in the future. In addition, revenues from our current products may not be sufficient to support development expenses for new generations of our current products or expansions of our product line. If we are unable to make new product development investments or such investments do not result in future earnings, our operating results could be adversely affected.
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
Dependence on key suppliers
Our products contain large quantities of electronic components and subassemblies that in some cases are supplied through sole or limited source third-party suppliers. The current economic climate has increased the possibility that these suppliers could become insolvent or otherwise go out of business. Additionally, vendors can obsolete part(s) unexpectedly. As a result, there can be no assurance that parts and supplies will be available in a timely manner and at reasonable prices. Additionally, our inventory is subject to risks of changes in market demand for particular products. Our inability to obtain critical parts and supplies or any resulting excess and/or obsolete inventory could have an adverse impact on our results of operations.
International operations, political and economic conditions
We currently have subsidiaries or sales offices located in 14 countries outside the United States, and international sales accounted for more than 70 percent of our revenue during fiscal 2010. Our international sales and operations are subject to significant risks and difficulties, including fluctuating foreign currency exchange rates, trade protection measures, domestic and foreign import or export licensing requirements, unexpected changes in legal and regulatory requirements, compliance with customs regulations, the credit risk, financial condition of, and relationships with local customers and distributors, and cultural differences in the conduct of business. Any of these factors could have a negative impact on our revenue and operating results.
Effective tax rates
We are subject to taxation and pay taxes in numerous countries and other jurisdictions throughout the world. Our future effective tax rate may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of profitability from country to country, changes in valuation allowances against our deferred tax assets, changes in accounting for income taxes and recently enacted and future changes in tax laws in jurisdictions in which we operate. Any of these factors could cause us to experience an effective tax rate significantly different than our current expectations, which could have an adverse effect on our future results of operations.

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
Impairment charges for definite-lived and long-lived assets
We are required to assess recoverability of the carrying value for property, plant and equipment and other long-lived tangible assets whenever there are indicators of impairment, such as an adverse change in business climate. An impairment charge would reduce our earnings.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The Company’s principal administrative, marketing, manufacturing and development activities are conducted at a Company-owned building in Solon, Ohio. This building is approximately 125,000 square feet and sits on approximately 26 acres of land. The Company also owns an additional facility located in Solon, Ohio that is adjacent to its executive offices. The additional facility is approximately 50,000 square feet on 5.5 acres of land and is currently being leased to others, but is available for expansion should additional space be required. Additionally, we have a number of leased facilities for our sales and service offices in the United States and overseas. We believe the facilities owned and leased are well maintained, adequately insured and suitable for their present and intended uses.
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

To the Company’s knowledge, no further action was taken by the SEC during fiscal 2010 with respect to this matter.
On October 4, 2010, a purported class action and derivative lawsuit was filed related to the then-pending merger of the Company into a subsidiary of Danaher Corporation (“Danaher”) pursuant to the Agreement and Plan of Merger, dated as of September 29, 2010, by and among the Company, Danaher and Aegean Acquisition Corp. The case, Donald Freidlander v. Danaher Corporation, Brian R. Bachman, James B. Griswold, Leon J. Hendrix, Jr., Brian J. Jackman, Joseph P. Keithley, N. Mohan Reddy, Thomas A. Saponas, Barbara V. Scherer and Keithley Instruments, Inc., was filed on October 4, 2010, in the Court of Common Pleas of Cuyahoga County, Ohio (Case No. CV 10 738257). The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties in connection with the merger and that Danaher aided and abetted the Company’s directors in their alleged breaches of fiduciary duties. The relief sought by the plaintiff included a declaration that the action is properly maintainable as a derivative and class action, a declaration that the merger is unlawful and unenforceable, an injunction barring the merger, rescinding (to the extent already implemented) the merger or any of the terms thereof and the payment of costs and disbursements of the action, including attorneys’ and experts’ fees. On November 15, 2010, counsel for all parties reached an agreement in principle regarding the settlement of the Action. The parties are waiting for court approval of the settlement.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Shares traded on the New York Stock Exchange (the “NYSE”) under the symbol KEI. There was no established public trading market for the Class B Common Shares; however, they were readily convertible on a one-for-one basis into Common Shares.
The following table shows the high and low sales prices of the Company’s Common Shares as reported on the NYSE and the amount of cash dividends declared on the Company’s Common Shares and Class B Common Shares during the periods indicated.

				Cash Dividends
			Cash Dividends	Per Class B
	High	Low	Per Common Share	Common Share
Fiscal 2010
First Quarter	$5.50	$3.20	$.0125	$.010
Second Quarter	7.70	4.50	.0125	.010
Third Quarter	10.89	6.27	.0375	.030
Fourth Quarter	21.51	8.15	.0375	.030
Fiscal 2009
First Quarter	$8.64	$2.02	$.0375	$.030
Second Quarter	3.91	1.86	.0375	.030
Third Quarter	4.59	2.76	.0125	.010
Fourth Quarter	6.45	3.47	.0125	.010
Pursuant to the Merger Agreement, at the closing of the merger, on December 8, 2010, all Keithley Common Shares and Class B Common Shares were converted into the right to receive $21.60 per Common Share in cash, without interest and less any required withholding taxes. Accordingly, Keithley is a wholly owned subsidiary of Danaher.
Equity Compensation Plan Information as of September 30, 2010

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
	rights or warrants		rights or warrants	reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,127,176	(1)	$14.65	722,669	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,127,126	(1)	$14.65	722,669	(2)

(1)
Includes outstanding stock options to purchase 2,516,951 shares, 216,675 restricted award units and 393,550 performance award units under the Company’s stock incentive plan that are payable in Common Shares. The number of performance award units included above represents the maximum number of units that may be earned pursuant to performance award units agreements. See Note I. Restricted award units and performance award units do not have an exercise price, and therefore, were not included for purposes of computing the weighted-average exercise price. Subsequent to September 30, 2010, 120,350 of the 221,400 performance award units associated with the 2008-2010 period were issued as the vesting provisions were attained. Pursuant to the Merger Agreement, all outstanding stock options, restricted award units and performance award units were, at the time of closing, fully vested and cancelled in exchange for the merger consideration of $21.60 for each underlying Common Share, less any exercise price per share.

(2)	Includes 452,245 shares available for issuance under the 2005 Employee Stock Purchase and Dividend Reinvestment Plan.

Stock Performance Graph
The graph below compares the five year cumulative return from investing $100 on September 30, 2005 in each of the Company’s Common Shares, the Russell 2000 Index, the Russell MicroCap and the Standard & Poor’s Information Technology Index. We included the Russell MicroCap as we believe it is a more comparable index given our current size, and also because it is the index against which the targets of certain of our incentive compensation programs are measured. The comparison assumes that all dividends are reinvested.
COMPARISON OF CUMULATIVE TOTAL RETURN

	Fiscal Year Ending
Company/Index/Market	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
Keithley Instruments, Inc.	$100.00	$88.32	$74.33	$59.63	$40.75	$160.24
Russell 2000	$100.00	$109.92	$123.49	$105.60	$95.52	$108.27
Russell Micro Cap	$100.00	$107.02	$117.39	$90.96	$83.75	$89.97
S&P Information Technology	$100.00	$103.26	$127.35	$97.57	$105.86	$117.14

ITEM 6 — SELECTED FINANCIAL DATA
The following data has been derived from our consolidated financial statements. Consolidated Balance Sheets as of September 30, 2010 and 2009 and the related Consolidated Statements of Operations, Cash Flows and Shareholders’ Equity for each of the three years in the period ended September 30, 2010 and notes thereto appear elsewhere in this Annual Report.

(In thousands of dollars	For the years ended September 30,
except for per share data)	2010	2009		2008	2007	2006
Operating Results:
Net sales	$126,870	102,527		152,468	143,658	155,212
Gross margin percentage	64.8%	53.7	%(1)	58.9%	59.8%	61.3%
Severance and related charges	$(124)	6,926		1,377	—	—
Gain on the sale of RF product line	$(2,894)	—		—	—	—
Gain on the sale of building	$(1,862)	—		—	—	—
Transaction costs associated with pending merger	$1,250	—		—	—	—
Income (loss) before income taxes	$25,397	(19,366)		(4,356)	(1,685)	9,913
Provision (benefit) for income taxes	$519	31,138	(2)	(1,943)	(1,336)	1,552
Net income (loss)	$24,878	(50,504)		(2,593)	(349)	8,361
Basic earnings (loss) per share	$1.58	(3.23)		(0.16)	(0.02)	0.51
Diluted earnings (loss) per share	$1.53	(3.23)		(0.16)	(0.02)	0.50
Common Stock Information:
Cash dividends per Common Share	$0.100	0.100		0.150	0.150	0.150
Cash dividends per Class B Common Share	$0.080	0.080		0.120	0.120	0.120
Weighted average number of shares outstanding- diluted	16,228	15,648		15,854	16,207	16,567
At fiscal year-end:
Dividend payout ratio	6.5%	n/m		n/m	n/m	30.0%
Shareholders’ equity per share	$3.51	2.14		6.12	6.76	7.03
Closing market price	$21.51	5.54		8.37	10.60	12.75
Balance Sheet Data:
Total assets	$104,656	73,102		137,978	146,406	148,892
Current ratio	3.4	2.9		3.3	3.8	4.2
Short-term debt	$—	—		23	799	872
Long-term obligations	$22,428	19,382		12,939	11,102	9,792
Shareholders’ equity	$56,935	36,610		103,302	113,024	116,503
Total debt-to-capital	0.0%	0.0%		0.0%	0.7%	0.7%
Other Data:
Return on average shareholders’ equity	53.2%	-72.2%		-2.4%	-0.3%	7.3%
Return on average total assets	28.0%	-47.9%		-1.8%	-0.2%	5.7%
Return on net sales	19.6%	-49.3%		-1.7%	-0.2%	5.4%
Number of employees at year end	490	557		696	698	673
Sales per employee	$242.3	163.7		218.7	209.6	234.5
Cash flow:
Net cash provided by (used in) operating activities	$18,904	(5,416)		1,706	5,641	5,985
Ten-year compound annual growth rate:
Net sales	(1.7)%	0.2%		2.6%	1.5%	2.7%
Net income	1.7%	n/m		n/m	n/m	n/m

n/m —	These ratios are not meaningful due to the reported net losses in fiscal 1996, 2007, 2008 and 2009.

(1)	Included in gross margins were $2,540 of costs associated with the exit of a product line. Excluding those costs, the gross margin percentage for fiscal 2009 would have been 56.2%

(2)	Included in the provision for income taxes was a valuation allowance against U.S. deferred tax assets of $29,967.

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
Business Overview
Our business is to design, develop, manufacture and market complex electronic instruments and systems geared to the specialized needs of engineers at electronics manufacturers and academic institutions for research, product development, high-performance production testing and process monitoring. Our primary products are integrated systems used to source, measure, connect, control or communicate electrical direct current (DC) and alternating current (AC) signals. Our product offerings include integrated systems solutions, along with instruments and data acquisition modules that can be used as system components or stand-alone solutions. Our customers are engineers, technicians and scientists in manufacturing, product development and research functions. During fiscal 2010, approximately 35 percent of our orders were received from the semiconductor industry; approximately five percent came from the wireless communications customer group; approximately 25 percent came from the precision electronics customer group, which includes customers in automotive, computers and peripherals, medical equipment, aerospace and defense, and manufacturers of components; and approximately 25 percent came from research and education customers. The remainder of orders came from customers in a variety of other industries. Although our products vary in capability, sophistication, use, size and price, they generally test, measure and analyze electrical, optical or physical properties. As such, we consider our business to be in a single industry segment.
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
Many of the industries we serve, including the semiconductor, wireless communications and precision electronic components industries, have historically been very cyclical and have experienced periodic downturns followed by periods of secular growth. Our customers across all industries and geographies demonstrated reduced order patterns, beginning in the fourth quarter of fiscal 2008 and continuing through mid-fiscal year 2009. In response to these conditions, we took various cost reduction actions beginning in the fourth quarter of fiscal 2008 and continuing through the first quarter of fiscal 2010 to reduce our future operating expenses. These actions included headcount reductions, a hiring freeze with the exception of a few critical replacements, reductions in our capital expenditures, and travel and other discretionary spending, a pay reduction for the majority of U.S. exempt employees and unpaid days off for U.S. non-exempt employees, the suspension of the annual bonus program for management and lower sales commissions payments to the sales force, the suspension of the Company’s 401(k) match and the exit of our S600 series product line. In addition, we sold substantially all of the assets related to our RF product line. Global semiconductor device sales have now exceeded levels achieved just prior to the financial crisis that began in the fall of calendar 2008, and we have experienced sequential increases in orders from our customers since the second quarter of fiscal 2009. Because of that improvement coupled with the previous cost reduction measures that are still in place, effective January 1, 2010, we restored compensation levels and work hours for U.S. exempt and non-exempt employees, respectively, reinstated the Company’s 401(k) match, and recorded variable costs for both annual and long-term incentive plans. The Company recorded approximately $7,000 of expense during fiscal year 2010 as a result of the aforementioned costs.
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

We continue to believe that both the semiconductor and wireless areas drive change within the electronics industry. These technology changes create many opportunities for us and we continued the introduction of new products and enhancements during fiscal 2010. Our research and education customers’ work involves advanced materials research in areas including nanotechnology, organic materials and thin film research. These materials are ultimately used in the next generation of semiconductors and cutting-edge electronic devices. Additionally, our semiconductor customers include large integrated device manufacturers and foundries, fabless manufacturers as well as solar cell developers. We believe these customers will continue to generate demand because they continually are improving existing devices or developing new devices that in turn, create new measurement requirements.
On December 8, 2010, the Company completed the transactions contemplated by the Merger Agreement, pursuant to which Aegean Acquisition Corp. was merged into the Company and each outstanding Common Share and Class B Common Share of the Company was converted into the right to receive $21.60 per share in cash. Also pursuant to the Merger Agreement, all outstanding stock options, restricted award units and performance award units were, at the time of closing, fully vested and cancelled in exchange for the merger consideration of $21.60 for each underlying Common Share, less any exercise price per share.
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
Revenue recognition:
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service contracts is recognized ratably over the contractual service periods and is not material to the Company’s consolidated results. Shipping and handling costs are recorded as Cost of goods sold in the Consolidated Statements of Operations.
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
Income taxes:
Keithley is subject to taxation from federal, state and international jurisdictions. The annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of judgment by management. Judgment also is applied in determining whether the deferred tax assets will be realized in full or in part. In evaluating our ability to recover our net deferred tax assets, which totaled $2,601 at September 30, 2010, we considered all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of pretax operating income in each tax jurisdiction, the reversal of book versus tax differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with plans and estimates we are using to manage the underlying business.

We have established a valuation allowance against deferred tax assets, including net operating losses, or NOLs, in the United States and in certain foreign jurisdictions which may not be realized due to the uncertainty of future profit levels in the respective jurisdictions. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance, until such NOLs are utilized or until such NOLs expire. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of certain tax credits and the remaining deferred tax asset is dependent upon achieving future forecasted taxable income. If actual results are significantly less than our forecast, an additional valuation allowance may be recorded against the remaining net deferred tax assets, which totaled $2,601 at September 30, 2010. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on our future earnings and financial position. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in various tax jurisdictions. We recognize potential liabilities for anticipated tax issues based upon our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine that the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge of income tax expense would result.
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
The discount rate for the United States plan was determined as of the September 30, 2010, measurement date by constructing a portfolio of bonds with cash flows from coupon payments and maturities matching the projected benefit payments under the Plan. Bonds considered in constructing the model portfolio are rated AA- or higher by Standard & Poor’s. Callable bonds were excluded from consideration in this analysis. The longest maturity of any bond included in the data is August 15, 2037. Benefit payments beyond 2037 were discounted back to this year using interest rates taken from the Citigroup Pension Discount Curve Comparison to Above Median as of September 30, 2010. The matching bond portfolio produces coupon income in excess of what is needed to meet early period benefit payments. The excess coupon income is accumulated as interest, based on the Citigroup Pension Discount Curve Comparison to Above Median as of September 30, 2010, until such time as it is used to pay benefits.
The discount rates used in determining the recorded liability as of year end for our United States pension plan were 5.375% for 2010, 6.0% for 2009 and 7.0% for 2008. The 62.5 and 100 basis point decrease from 2009 to 2010 and 2008 to 2009, respectively, reflects the decline in interest rates stemming from the global economic crisis that began in late fiscal 2008 and continued in fiscal 2010; this situation pushed bond yields lower than previous levels. The discount rates for our German pension plan were 4.5% for 2010, 6.5% for 2009 and 6.25% for 2008. The decrease in the fiscal 2010 rate reflects the reduction in yields for corporate bonds during the year. The slight increase in the fiscal 2009 rate reflects the change in spread between government and highly-rated Corporate bond yields for Euro instruments having durations similar to the German pension liability.
Actual rate of return on United States plan assets was 11.1% for fiscal 2010 compared to an expected rate of return of 8.0%. A 0.25% increase (decrease) in the expected rate of return would have produced a $116 decrease (increase) in fiscal 2010 expense.

The pension plan assets in Germany are invested through an insurance company. The insurance company directs the investments for this insurance contract. Because of the type of investments in the insurance contract, an expected rate of return of 4.5% was assumed. Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions for both the United States plan and the non-U.S. plans based on relevant market conditions as prescribed by U.S. GAAP and will make adjustments to the assumptions as appropriate. Pension income or expense is allocated to Cost of goods sold, Selling, general and administrative expenses, and Product development expenses in the accompanying Consolidated Statements of Operations.
Stock compensation plans:
We grant non-cash compensation in the form of non-qualified stock options, performance award units and restricted share units. In accordance with U.S. GAAP, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption primarily based upon observed historical volatility of Keithley’s stock price, as there is not a substantial enough market for exchange-traded options. For stock options granted during fiscal year 2010, we used a stock-price volatility assumption of 63%. With regard to the weighted-average expected option life assumption, we consider several factors, including the historical option exercise behavior of our employees, historical cancellation rates of past options, and the current life of options outstanding and vested. During fiscal year 2010, we used an expected life assumption of 4.75 years. We also are required to estimate an expected forfeiture rate when recognizing compensation cost. We review this rate during each reporting period and adjust it when necessary based upon our past history of actual forfeitures. The total estimated unrecognized compensation at September 30, 2010 was $1,658 and was expected to be recognized over a weighted average period of 2.5 years.
The final number of common shares to be issued pursuant to the performance award units is determined at the end of each three-year performance period. The awards granted in fiscal year 2008 vested on September 30, 2010. The performance criteria related to these awards were met and resulted in a payout at 100 percent of target in November 2010 for those awards measured on return on assets. Additionally, it was determined that the subset of these awards measured on return on invested capital achieved a payout at 125 percent of target and were issued accordingly in November 2010. The awards granted in fiscal year 2008 could be adjusted in 25 percent increments and ranged from a maximum of twice the initial award, as specified in the agreement, to a minimum of zero units depending upon the level of attainment of performance thresholds. During fiscal 2010, we recorded expenses of $1,099 relating to the 2008-2010 awards. We granted no performance award units during fiscal 2009.
During fiscal 2010, the Company granted performance award units to officers and key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The final number of units awarded for this grant was to be determined, as of September 30, 2012, based upon the Company’s total shareholder return over the performance period compared to the Russell MicroCap Index and could range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $6.73 and was determined using a Monte Carlo simulation model incorporating the following assumptions:

Risk-free interest rate	1.25%
Volatility	78%
The Company recognizes the estimated cost of these awards, as determined under the simulation model, over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period. During fiscal 2010, we recorded expenses of $164 relating to the 2010-2012 awards.
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

Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Supplementary Data included in Item 8 of this Annual Report.
Percent of net sales for the years ended September 30:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	35.2	43.8	41.1
Inventory write off and accelerated depreciation for exit of product line	0.0	2.5	0.0

Gross profit	64.8	53.7	58.9
Selling, general and administrative expenses	38.1	48.4	43.6
Product development expenses	9.6	17.6	16.7
Gain on the sale of RF product line	(2.3)	—	—
Gain on the sale of building	(1.5)	—	—
Severance and related charges	—	6.8	0.9

Operating income (loss)	20.9	(19.1)	(2.3)
Investment income	0.1	0.3	1.0
Interest expense	—	(0.1)	—
Transaction costs associated with pending merger	(1.0)	—	—
Impairment of long-term investments	—	—	(1.7)

Earnings (loss) before income taxes	20.0	(18.9)	(3.0)
Provision (benefit) for income taxes	0.4	30.4	(1.3)

Net income (loss)	19.6%	(49.3)%	(1.7)%

We recorded net income of $24,878, or $1.53 per diluted share, for fiscal 2010, and net losses of $50,504, or $3.23 per diluted share, for fiscal 2009 and $2,593, or $0.16 per diluted share, for fiscal 2008.
Net sales were $126,870 in 2010 compared with $102,527 in 2009 and $152,468 in 2008. The 24 percent increase in sales in 2010 was substantially driven by stronger customer demand, including demand for production-related applications as well as an increase in large dollar orders compared the prior year. The weak worldwide economic conditions that began during the latter part of fiscal 2008 intensified considerably in the first quarter of 2009 as the U.S. financial markets froze and persisted throughout the duration of fiscal 2009 as global markets reacted and responded. Our customers responded with reduced demand in fiscal 2009 for products in all industries and all geographic regions served. On a relative basis, demand in fiscal 2009 for products used in research and development declined from fiscal 2008 levels less significantly than demand for products used in production for our customers in each of the semiconductor, wireless and precision electronics industries.
Geographically, fiscal 2010 sales increased 26 percent in the Americas, 35 percent in Asia and 9 percent in Europe, all as compared to our respective 2009 results. For fiscal 2009, sales declined 29 percent in the Americas, 34 percent in Asia and likewise fell 35 percent in Europe, all as compared to our respective 2008 results. The effect of a weaker U.S. dollar positively impacted sales growth by approximately one percentage point in fiscal 2010 and four percentage points in fiscal 2008. The stronger U.S. dollar negatively affected sales by two percentage points in fiscal 2009.
Cost of goods sold as a percentage of net sales was 35.2%, 43.8% and 41.1% in 2010, 2009 and 2008, respectively. The decrease in costs as a percentage of sales in 2010 was driven by the increase in sales volumes, favorable product mix and lower manufacturing costs primarily as a result of the various cost cutting measures undertaken in fiscal 2009 and the first quarter of fiscal 2010. The increase in costs as a percentage of sales in 2009 was driven by the lower sales volumes that were not fully offset by these cost cutting measures. During 2009, we exited our S600 product line, and as a result, recorded $2,540 of charges for inventory write offs and accelerated depreciation on related production equipment. Foreign exchange hedging had a minimal effect on Cost of goods sold in 2009, 2008, and 2007.

Selling, general and administrative expenses of $48,385 declined $1,379, or three percent, in 2010 as compared to 2009 levels, and decreased 16,649, or 25 percent in 2009 from $66,413 in 2008. The decrease in 2010 over 2009 was the result of cost reductions put in place in 2009 offset by the restoration of employee compensation to full levels beginning January 1, 2010 and the reinstatement of the 401(k) match retroactive to January 1, 2010 as well as $1,099 in fiscal 2010 of stock based compensation expense for performance-based stock awards that were previously not expected to payout. The sharp decline in 2009 was principally attributable to worldwide headcount reductions and other concerted cost-containment measures which began in September 2008 and continued throughout the entirety of fiscal 2009. Additionally, we recorded reversals of $950 during fiscal 2009 for previously-accrued performance-based stock awards that either did not vest during fiscal 2009 or were no longer expected to vest due to the poor financial performance.
Product development expenses of $12,145 in 2010 decreased 33 percent from $18,024 in 2009 and decreased 29 percent in 2009 from $25,504 in 2008. The decline from 2009 to 2010 was attributable to targeted reductions in spending coupled with headcount reduction related to the sale of the RF product line. The decline from 2008 to 2009 was attributable to targeted reductions in spending coupled with headcount reductions in response to lower customer demand, as well as the aforementioned exit of the S600 product line.
During fiscal 2010, we recorded $2,894 for the gain on the sale of substantially all of the Company’s RF assets to Agilent. Additionally, we recorded $1,862 for the gain on the sale of a facility located on Bainbridge Road in Solon, Ohio, during fiscal 2010. No such gains were realized during fiscal 2009 or 2008.
During 2010, we recorded $124 of income for the reversal of previously accrued expenses related to the 2009 severance and related charges. In 2009, we recorded expenses of $6,926 for costs associated with severance and related charges compared to expenses of $1,377 in 2008 for costs associated with the first reduction in our global workforce. See Note K for further discussion.
Investment income was $95 in 2010, $303 in 2009 and $1,603 in 2008. The 2010 reduction from 2009 levels was driven mostly by a more conservative investment portfolio comprised principally of certificates of deposits and money market funds. The 2009 reduction from 2008 levels was driven mostly by lower average cash and investment levels coupled with a more conservative investment portfolio comprised principally of certificates of deposits and money market funds. See Note D for further details. Interest expense was $23 in 2010, $52 in 2009 and $70 in 2008.
During fiscal 2010, we recorded $1,250 for transaction costs associated with the pending merger with Danaher. These costs were incurred primarily for legal fees and strategic advisory expenses.
The effective tax rate for fiscal 2010, including discrete items, was two percent, and was lower than the U.S. statutory rate primarily because we recognized income in the U.S. with no corresponding tax expense as a result of fully reserved tax assets and benefited from the carryback of the net operating losses generated in fiscal 2009. We also recorded tax expense on certain profitable foreign jurisdictions. See Note J for further discussion.
The effective tax rate for fiscal 2009, including discrete items, was 161 percent, and was substantially driven by a valuation allowance of $29,967 recorded in the first quarter against U.S. deferred tax assets, as well as $6,307 of tax expense on a U.S. loss without tax benefit. We also recorded tax expense on certain profitable foreign jurisdictions. See Note J for further discussion.
The effective tax rate for fiscal 2008, including discrete items, was a benefit of 42.8 percent. The effective benefit in 2008 was greater than the U.S. statutory rate due to the recognition of current year research tax credits, state and local tax benefits and the recognition of benefits associated with prior year adjustments. These benefits were partially offset by the net impact of losses in foreign jurisdiction which are not available for a tax benefit and U.S. tax on foreign remittances. See Note J for further discussion.
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

Financial Condition, Liquidity and Capital Resources
Working Capital
The following table summarizes working capital as of September 30:

	2010	2009
Current assets:
Cash and cash equivalents	$50,790	$24,114
Restricted cash	537	569
Short-term investments	3,912	759
Refundable income taxes	1,030	466
Accounts receivable and other, net	19,111	11,738
Total inventories	9,072	9,937
Deferred income taxes	659	303
Other current assets	1,518	1,753

Total current assets	86,629	49,639

Current liabilities:
Short-term debt	—	—
Accounts payable	5,903	4,916
Accrued payroll and related expenses	11,602	5,648
Other accrued expenses	5,166	5,424
Income taxes payable	2,622	1,122

Total current liabilities	25,293	17,110

Working capital	$61,336	$32,529

Working capital increased during fiscal year 2010 by $28,807, substantially driven by a $36,990 increase in current assets from September 30, 2009. The increase in current assets was caused by the combined effect of $26,676 increase in Cash and cash equivalents, driven primarily by operating activities and proceeds from the sale of the RF product line and Bainbridge Road facility in Solon, Ohio, $3,153 of more short-term investments and $7,373 of higher accounts receivable resulting from increased customer sales. Current liabilities increased from 2009 to 2010 by $8,183. The increased levels in current liabilities resulted primarily from an increase in accrued employee incentives and sales commissions.
Sources and Uses of Cash
The following table is a summary of our Consolidated Statements of Cash Flows:

	2010	2009	2008
Cash provided by (used in):
Operating activities	$18,904	$(5,416)	$1,706
Investing activities	8,966	9,178	16,031
Financing activities	(1,374)	(2,029)	(8,844)
Operating activities. Cash provided by operating activities was $18,904 in fiscal year 2010 compared to cash used in operations of $5,416 for fiscal year 2009. Cash from operating activities is net income (loss) adjusted for certain non-cash expenses and changes in assets and liabilities. During fiscal year 2010, operating cash flows resulted primarily from a net income of $24,878 offset by an increase in accounts receivable, deferred income taxes and the gain on the sale of assets $7,384, $1,168 and $4,755, respectively, and augmented by non-cash charges from depreciation, stock-based compensation and accrued employee incentives. We also made a $2,000 contribution to our U.S. pension plan. During fiscal 2009, the net use of cash in operating activities stemmed primarily from the net loss which was not fully offset by non-cash charges and reductions in working capital. We also made $750 of voluntary contributions to our U.S. pension plan. During fiscal year 2008, operating cash flows resulted primarily from a decrease in accounts receivable, and the positive impact of non-cash charges from depreciation, stock-based compensation and assets impairment charges. This was partially offset by non-cash charges for deferred taxes, an increase in inventory, and $1,500 in contributions to the Company’s U.S. pension plan in fiscal 2008.

Investing activities. Cash provided by investing activities was $8,966 in fiscal year 2010 compared to $9,178 in fiscal year 2009. Cash flows from investing activities consist primarily of the sale of assets related to the RF product line and the Bainbridge Facility, the purchase and sale of investments and purchases of property, plant and equipment. Capital spending declined to $713 in 2010 from $1,994 in 2009 as we curtailed spending in response to the difficult economic conditions experienced throughout the prior year. In 2010, the Company had proceeds from the sale of assets totaling $12,800. This was comprised of the completed sale of the RF product line assets to Agilent for a cash purchase price of $9,000 and $3,800 for the sale of the Company’s Bainbridge Facility. We purchased $3,153 of short-term investments in fiscal year 2010 versus $759 in fiscal year 2009, while sales of short-term investments generated $0 in cash in fiscal 2010 versus $12,500 last year. As a result, during fiscal 2010 we increased investments due to an increase in overall cash by $3,153, compared to liquidating approximately $11,741 of investments to provide cash for operations and other activities in fiscal year 2009. The increase in these investment activities directly relate to the improved operational performance in fiscal year 2010 compared to fiscal year 2009. Additionally, in fiscal year 2009 we used $569 in connection with pledges against outstanding letters of credit as required under our existing credit arrangement. See Note E for details.
Financing activities. Cash used for financing activities in fiscal year 2010 was $1,374 versus $2,029 in fiscal year 2009. During fiscal year 2010, we repurchased $12 of our Common Shares compared to $787 in fiscal year 2009. See Note C for further details. Cash dividends in fiscal year 2010 of $1,535 were comparable with the $1,521 incurred in fiscal year 2009.
The Company amended its credit agreement in March 2010. The revised facility consisted of a $5,000 debt facility ($0 outstanding at September 30, 2010) that provided unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. The agreement did not contain debt covenants, but required cash to be pledged against outstanding borrowings and stand-by letters of credit. We were required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The expiration date had been extended to March 31, 2012, but the credit agreement was terminated on December 8, 2010. The Company had a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,734 ($83 outstanding at September 30, 2010).
At September 30, 2010, we had total unused lines of credit with domestic and foreign banks aggregating $6,114. See Note E for further details. Under certain provisions of the former debt agreement, we were required to comply with various financial ratios and covenants.
Our stock repurchase program expired on February 28, 2009 and was not renewed or replaced. Accordingly, we have been unable to repurchase Common Shares since such date. See Note C for more details.
During 2011, we expect to finance capital spending and working capital requirements with cash and short-term investments on hand and cash provided by operations.
Set forth below is a table of information with respect to the Company’s contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Short-Term Debt	$—	$—	$—		$—		$—
Operating Lease Obligations (a)	5,367	1,890	2,081		786		610
Payments Under Deferred Compensation Agreements (b)	2,250	193	296		156		1,605
Pension Benefits (c)	—	—	(c	)	(c	)	(c	)
Non-cancelable Purchase Commitments	$288	$288	—		—		—
Total Contractual Obligations	$7,905	$2,371	$2,377		$942		$2,215

(a)
Agilent assumed the Santa Rosa lease associated with the RF product line: however, the Company remains a guarantor in the event of default. Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. Accordingly, obligations of approximately $305 and $178 under that lease are not included in the above table as they are not expected to be incurred by the Company for fiscal 2011 and 2012, respectively.

(b)
Includes amounts due under deferred compensation agreements with current and former employees. At September 30, 2010, investment in insurance assets to fund future deferred compensation payments were $1,842. Amounts exclude additional interest and investment gains or losses that may be earned or incurred from September 30, 2010 through the time of payment.

(c)
The obligation related to pension benefits is actuarially determined and is reflective of obligations as of September 30, 2010. The Company made a voluntary pension contribution of $2,000 in fiscal 2010, and a $2,000 contribution was made in October 2010 to satisfy the requirement for fiscal 2011. No further contributions are anticipated. We are not able to reasonably estimate our future required contributions beyond 2011 due to uncertainties regarding significant assumptions involved in estimating future required contributions to our defined benefit pension plans, including interest rate levels, the amount and timing of asset returns; what, if any, changes may occur in legislation; and how contributions in excess of the minimum requirements could impact the amounts and timing of future contributions.

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
In September 2006, the FASB issued guidance that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of the guidance in fiscal 2007, which resulted in a net charge to other comprehensive income of $1,975. We adopted the measurement date provisions in fiscal 2009, and as a result, recorded a charge of $105 to retained earnings. See Note H for additional information related to the change in measurement date provisions.
In September 2006, the FASB issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements. In January 2010, the FASB issued updates to the guidance that is intended to improve disclosures about fair value measurements. The Company adopted the guidance effective January 1, 2010. Adoption did not have a material impact on its consolidated financial statements.
In December 2008, the FASB issued updates to the guidance which is intended to enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company the adopted the guidance effective July 1, 2010. Adoption did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In October 2009, the FASB issued ASU 2009-13, updates to address revenue recognition for multiple-deliverable revenue arrangements that include software elements. The new guidance is effective for the Company in fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In April 2010, the FASB issued ASU 2010-17, updates to address revenue recognition for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The new guidance is effective for the Company in fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In July 2010, the FASB issued ASU 2010-20, updates to guidance that address disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance amends ASC Topic 310 and is effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.

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
The Company is exposed to foreign currency exchange rate risk primarily through transactions denominated in foreign currencies. We currently utilize foreign exchange forward contracts or option contracts to sell foreign currencies to fix the exchange rates related to near-term sales and effectively fix our margins. Generally, these contracts have maturities of three months or less. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In our opinion, a 10 percent adverse change in foreign currency exchange rates would not have a material effect on these instruments nor, therefore, on our results of operations, financial position or cash flows.
The Company maintains a short-term investment portfolio consisting primarily of various money market funds and certificates of deposit (CDs) with numerous institutions and differing maturity dates. A decline in interest rates would generally not change the value of these investments as they mature, but would decrease earnings on future CDs purchased with cash or proceeds from other matured CDs. During fiscal 2010, the amount of short-term investments has increased in terms of both dollars and as a percentage of total current assets. However, in management’s opinion, a 10 percent decline in interest rates would not have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Keithley Instruments, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Keithley Instruments, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
December 13, 2010

Consolidated Statements of Operations
For the years ended September 30, 2010, 2009 and 2008 (In Thousands of Dollars Except for Per Share Data)

	2010	2009	2008
Net sales	$126,870	$102,527	$152,468
Cost of goods sold	44,645	44,890	62,623
Inventory writedowns and accelerated depreciation for exit of product line	—	2,540	—

Gross profit	82,225	55,097	89,845
Selling, general and administrative expenses	48,385	49,764	66,413
Product development expenses	12,145	18,024	25,504
Gain on the sale of RF product line	(2,894)	—	—
Gain on the sale of building	(1,862)	—	—
Severance and related charges	(124)	6,926	1,377

Operating income (loss)	26,575	(19,617)	(3,449)
Investment income	95	303	1,603
Interest expense	(23)	(52)	(70)
Transaction costs associated with pending merger	(1,250)	—	—
Impairment of long-term investments	—	—	(2,620)

Earnings (loss) before income taxes	25,397	(19,366)	(4,536)
Provision (benefit) for income taxes	519	31,138	(1,943)

Net income (loss)	$24,878	$(50,504)	$(2,593)

Basic earnings (loss) per share	$1.58	$(3.23)	$(0.16)

Diluted earnings (loss) per share	$1.53	$(3.23)	$(0.16)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheets
As of September 30, 2010 and 2009 (In Thousands of Dollars Except for Share Data)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$50,790	$24,114
Restricted cash	537	569
Short-term investments	3,912	759
Refundable income taxes	1,030	466
Accounts receivable and other, net of allowance for doubtful accounts of $649 and $598 as of September 30, 2010 and 2009, respectively	19,111	11,738
Inventories:
Raw materials	6,060	5,760
Work in process	768	613
Finished products	2,244	3,564

Total inventories	9,072	9,937
Deferred income taxes	659	303
Prepaid expenses	1,518	1,753

Total current assets	86,629	49,639

Property, plant and equipment, at cost:
Land	923	1,325
Buildings and leasehold improvements	10,819	18,053
Manufacturing, laboratory and office equipment	26,242	34,703

	37,984	54,081
Less-Accumulated depreciation and amortization	32,271	42,981

Total property, plant and equipment, net	5,713	11,100

Deferred income taxes	1,942	748
Intangible assets	—	910
Other assets	10,372	10,705

Total assets	$104,656	$73,102

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,903	$4,916
Accrued payroll and related expenses	11,602	5,648
Other accrued expenses	5,166	5,424
Income taxes payable	2,622	1,122

Total current liabilities	25,293	17,110

Long-term deferred compensation	180	2,111
Long-term income taxes payable	2,985	2,852
Other long-term liabilities	19,263	14,419
Commitments and contingencies (See Note L)
Shareholders’ equity:
Common Shares, stated value $.0125:
Authorized — 80,000,000; issued and outstanding — 15,031,420 and 14,950,093 in 2010 and 2009, respectively	188	187
Class B Common Shares, stated value $.0125:
Authorized — 9,000,000; issued and outstanding — 2,150,502 in 2010 and 2009	27	27
Capital in excess of stated value	41,495	39,121
Retained earnings	51,972	28,629
Accumulated other comprehensive loss	(21,170)	(15,900)
Common Shares held in treasury, at cost	(15,577)	(15,454)

Total shareholders’ equity	56,935	36,610

Total liabilities and shareholders’ equity	$104,656	$73,102

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
For the years ended September 30, 2010, 2009 and 2008 (In Thousands of Dollars Except for Per Share Data)

			Capital		Accumulated	Common
		Class B	in excess		other	Shares	Total
	Common	Common	of stated	Retained	comprehensive	held in	shareholders’
	Shares	Shares	value	earnings	loss	treasury	equity
Balance September 30, 2007	$182	$27	$36,436	$85,676	$(946)	$(8,351)	$113,024
Comprehensive Loss:
Net loss				(2,593)
Translation adjustment					85
Pension liability adjustment					(720)
Net unrealized gain on derivative securities					132
Net unrealized investment loss					(424)
Total comprehensive loss							(3,520)
Stock-based compensation			1,832				1,832
Cash dividends:
Common Shares ($.15 per share)				(2,049)			(2,049)
Class B Common Shares ($.12 per share)				(258)			(258)
Adoption of FIN 48				(17)			(17)
Shares issued under stock plans, net of taxes	2		451				453
Common Shares acquired for settlement of deferred Directors’ fees			234			(234)	—
Common Shares reissued in settlement of Director’s fees			(23)			23	—
Repurchase of Common Shares						(6,163)	(6,163)

Balance September 30, 2008	184	27	38,930	80,759	(1,873)	(14,725)	103,302
Comprehensive Loss:
Net loss				(50,504)
Translation adjustment					424
Pension liability adjustment					(14,756)
Net unrealized gain on derivative Securities					(137)
Net unrealized investment gain					442
Total comprehensive loss							(64,531)
Stock-based compensation			(53)				(53)
Implementation of pension measurement date change				(105)			(105)
Cash dividends:
Common Shares ($.10 per share)				(1,349)			(1,349)
Class B Common Shares ($.08 per share)				(172)			(172)
Shares issued under stock plans, net of taxes	3		302				305
Common Shares acquired for settlement of deferred Directors’ fees			228			(228)	—
Common Shares reissued in settlement of Director’s fees			(286)			286	—
Repurchase of Common Shares						(787)	(787)

Balance September 30, 2009	187	27	39,121	28,629	(15,900)	(15,454)	36,610
Comprehensive Income:
Net income				24,878
Translation adjustment					302
Pension liability adjustment					(5,555)
Net unrealized gain on derivative Securities					(17)
Total comprehensive income							19,608
Stock-based compensation			2,092				2,092
Cash dividends:
Common Shares ($.10 per share)				(1,363)			(1,363)
Class B Common Shares ($.08 per share)				(172)			(172)
Shares issued under stock plans, net of taxes	1		171				172
Common Shares acquired for settlement of deferred Directors’ fees			158			(158)	—
Common Shares reissued in settlement of Director’s fees			(47)			47	—
Repurchase of Common Shares						(12)	(12)

Balance September 30, 2010	$188	$27	$41,495	$51,972	$(21,170)	$(15,577)	$56,935

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended September 30, 2010, 2009 and 2008 (In Thousands of Dollars)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$24,878	$(50,504)	$(2,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,157	3,626	4,157
Amortization	47	280	210
Deferred income taxes	(1,332)	30,412	(3,174)
Deferred compensation	236	18	(76)
Stock-based compensation	2,092	(53)	1,832
Non-cash charges for exit of product line	—	4,498	—
Gain on the sale of assets	(4,756)	—	—
Loss on the disposition/impairment of assets	284	110	2,775
Change in current assets and liabilities:
Refundable income taxes	(562)	(191)	516
Accounts receivable and other	(7,384)	5,494	2,330
Inventories	(957)	5,945	(5,210)
Prepaid expenses	(62)	465	(90)
Other current liabilities	4,399	(5,541)	1,208
Other operating activities	(136)	25	(179)

Net cash provided by (used in) operating activities	18,904	(5,416)	1,706

Cash flows from investing activities:
Proceeds from the sale of assets	12,800	—	—
Capital expenditures	(713)	(1,994)	(3,831)
Restricted cash	32	(569)	—
Purchase of investments and other	(3,153)	(759)	(13,225)
Proceeds from maturities and sales of investments	—	12,500	33,087

Net cash provided by investing activities	8,966	9,178	16,031

Cash flows from financing activities:
Net repayment of short-term debt	0	(25)	(861)
Proceeds from employee stock purchase and option plans	201	212	347
Tax benefit of stock purchase and stock-based compensation arrangements	(28)	92	140
Repurchase of Common Shares	(12)	(787)	(6,163)
Cash dividends	(1,535)	(1,521)	(2,307)

Net cash used in financing activities	(1,374)	(2,029)	(8,844)

Effect of changes in foreign currency exchange rates on cash and cash equivalents	180	308	292

Increase in cash and cash equivalents	26,676	2,041	9,185
Cash and cash equivalents at beginning of period	24,114	22,073	12,888

Cash and cash equivalents at end of period	$50,790	$24,114	$22,073

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$227	$1,229	$1,945
Interest	29	53	59
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
On November 30, 2009, the Company closed its transaction with Agilent Technologies, Inc. (“Agilent”) with respect to the sale of its RF product line. Accordingly, our business did not include those operations following the closing date.
Revenue recognition
Keithley Instruments, Inc. recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery is considered to have been met when title and risk of loss have transferred to the customer. Upon shipment, a provision is made for estimated costs that may be incurred for product warranties and sales returns. Revenue earned from service is recognized ratably over the contractual service periods and is not material to the Company’s consolidated results. Shipping and handling costs are recorded as Cost of goods sold in the Consolidated Statements of Operations.
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
Advertising
Advertising production and placement costs are expensed when incurred. Advertising expenses were $4,956, $5,043 and $7,985 in 2010, 2009 and 2008, respectively.
Intangible assets
Intangible assets include software costs related to our RF product line, which was sold to Agilent in November 2009. Prior to the sale, the asset was amortized over the estimated economic life of the software products, which was estimated to be five years. At each balance sheet date, the unamortized cost of the software was compared to its net realizable value. The net realizable value was the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then have been recognized as an impairment loss. Amortization expense is recorded as “Cost of goods sold” in the Consolidated Statements of Operations and was $47, $280 and $210 in 2010, 2009 and 2008, respectively.

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
Restricted cash
Effective March 31, 2010, the Company amended its $5,000 credit agreement. While the agreement does not contain debt covenants, the Company is required to pledge cash against outstanding borrowings and letters of credit. See Note E for further details.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts periodically, and all customer account balances are reviewed for collectability. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. The changes in the allowance for doubtful accounts for fiscal years ending September 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance at beginning of year	$598	$555	$500
Additions	59	79	63
Write-offs, net of recoveries	(5)	(43)	(6)
Foreign exchange revaluation	(3)	7	(2)

Balance at end of year	$649	$598	$555

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

Property, plant and equipment
Property, plant and equipment are stated at cost. Depreciation is provided over periods approximating the estimated useful lives of the assets. Substantially all manufacturing, laboratory and office equipment is depreciated by the double declining balance method over periods of 3 to 10 years. Buildings are depreciated by the straight-line method over periods of 23 to 45 years. Leasehold improvements are amortized over the shorter of the asset lives or the terms of the leases. Depreciation expense was $2,157, $3,626 and $4,157 in fiscal 2010, 2009 and 2008, respectively.
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
The number of Common Shares, Class B Common Shares and Common Shares held in treasury is shown below:

		Class B	Common Shares
	Common Shares	Common Shares	held in treasury
Balance at September 30, 2007	14,580,978	2,150,502	(740,048)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(26,162)
Common Shares reissued in settlement of directors’ fees	—	—	1,616
Shares issued under stock plans	141,607	—	—
Repurchase of Common Shares	—	—	(636,600)

Balance at September 30, 2008	14,722,585	2,150,502	(1,401,194)
Common Shares acquired for settlement of deferred Directors’ fees	—	—	(64,643)
Common Shares reissued in settlement of directors’ fees	—	—	34,530
Shares issued under stock plans	227,508	—	—
Repurchase of Common Shares	—	—	(166,733)

Balance at September 30, 2009	14,950,093	2,150,502	(1,598,040)

Common Shares acquired for settlement of deferred Directors’ fees	—	—	(28,658)
Common Shares reissued in settlement of directors’ fees	—	—	5,890
Shares issued under stock plans	81,327	—	—
Repurchase of Common Shares	—	—	(2,649)

Balance at September 30, 2010	15,031,420	2,150,502	(1,623,457)

Accumulated other comprehensive loss
The components of accumulated other comprehensive loss, net of taxes, at September 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Translation adjustment	$1,973	$1,671	$1,247
Net unrealized (loss) gain on derivative securities	(108)	(91)	46
Net unrealized investment loss	—	—	(442)
Benefit plan obligation	(23,035)	(17,480)	(2,724)

Accumulated other comprehensive loss	$(21,170)	$(15,900)	$(1,873)

Income taxes
Deferred tax assets and liabilities are recognized under the liability method based upon the difference between the amounts reported for financial reporting and tax purposes. Deferred taxes are measured by applying currently enacted tax rates. Valuation allowances are established when necessary to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates. We have provided for estimated foreign withholding taxes and United States income taxes, less available tax credits, for the undistributed earnings of the non-United States subsidiaries as of September 30, 2010, 2009 and 2008.
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
Earnings per share
Both Common Shares and Class B Common Shares are included in calculating earnings per share. The weighted average number of shares outstanding used in the calculation is set forth below:

	2010	2009	2008
Net income (loss) in thousands	$24,878	$(50,504)	$(2,593)
Weighted average shares outstanding	15,762,760	15,648,258	15,853,938
Assumed exercise of stock options, weighted average of incremental shares	465,116	—	—

Diluted shares — adjusted weighted-average shares and assumed conversions	16,227,876	15,648,258	15,853,938

Basic earnings (loss) per share	$1.58	$(3.23)	$(0.16)
Diluted earnings (loss) per share	$1.53	$(3.23)	$(0.16)
Due to the net losses in fiscal 2009 and 2008, 17,855 and 187,252 shares, respectively, were excluded from the dilutive calculation for the exercise of stock options, the issuance of stock-based awards and purchase of stock under the stock purchase plan.

Stock-based compensation
As of September 30, 2010, the Company had established a number of stock-based incentive programs as discussed in more detail in Note I. The provisions of U.S. GAAP require that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. U.S. GAAP also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. In calculating diluted earnings per share, we have elected to use the actual method for calculating windfall tax benefits or shortfalls for fully and partially vested options in arriving at the assumed proceeds in the treasury stock calculation. We used the adoption transition guidance in determining the pool of windfall tax benefits upon adoption.
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
On the date the derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair value” hedge), as a hedge of the variability of cash flows to be received (“cash flow” hedge), or as a foreign-currency cash flow hedge (“foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective and that is designed and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the transaction in the underlying asset. Changes in the fair value of derivatives that are highly effective and that qualify as foreign currency hedges are recorded in either current period income or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. We determine fair value based upon Level 2 inputs as defined under U.S. GAAP. At September 30, 2010, the foreign exchange forward contracts were designated as foreign currency hedges.
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
Recently Adopted Accounting Pronouncements
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
In September 2006, the FASB issued guidance that requires that employers recognize the funded status of defined benefit pension and other postretirement benefit plans as a net asset or liability on the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as a component of net periodic benefit cost. Companies are required to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the presentation requirements of the guidance in fiscal 2007, which resulted in a net charge to other comprehensive income of $1,975. We adopted the measurement date provisions in fiscal 2009, and as a result, recorded a charge of $105 to retained earnings. See Note H for additional information related to the change in measurement date provisions.
In September 2006, the FASB issued authoritative guidance which established a framework for measuring fair value in generally accepted accounting principles, and expanded disclosures about fair value measurements. The guidance is applicable to other accounting pronouncements that require or permit fair value measurements. Accordingly, the guidance did not require any new fair value measurements. However, for some entities, the application changed current practice. The guidance became effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB provided a one-year deferral for the implementation for nonfinancial assets and liabilities. The Company adopted the guidance effective October 1, 2008, except with respect to nonfinancial assets and liabilities, and the adoption did not have a material impact on its Consolidated Financial Statements. The Company adopted the guidance related to nonfinancial assets and liabilities effective October 1, 2009, which resulted in expanded disclosures in its consolidated financial statements. In January 2010, the FASB issued updates to the guidance that is intended to improve disclosures about fair value measurements. The Company adopted the guidance effective January 1, 2010. Adoption did not have a material impact on its consolidated financial statements.
In December 2008, the FASB issued updates to the guidance which is intended to enhance disclosures regarding assets in defined benefit pension or other postretirement plans. The updates are effective for the Company in the fourth quarter of fiscal 2010. The Company adopted the guidance effective July 1, 2010. Adoption did not have a material impact on its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued updates to guidance that address accounting for variable interest entities. These updates to ASC 810 are effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In October 2009, the FASB issued ASU 2009-13, updates to address revenue recognition for multiple-deliverable revenue arrangements that include software elements. The new guidance is effective for the Company in fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In April 2010, the FASB issued ASU 2010-17, updates to address revenue recognition for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The new guidance is effective for the Company in fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
In July 2010, the FASB issued ASU 2010-20, updates to guidance that address disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance amends ASC Topic 310 and is effective for the Company in the first quarter of fiscal 2011. The Company is currently assessing the impact that adoption will have on its consolidated results of operations, financial position, or cash flows.
Note B — Product Warranties
Generally, the Company’s products are covered under a one-year warranty; however, certain products are covered under a two or three-year warranty. It is the Company’s policy to accrue for all product warranties based upon historical in-warranty repair data. In addition, the Company accrues for specifically identified product performance issues. The Company also offers extended warranties for certain of its products for which revenue is recognized over the life of the contract period. The costs associated with servicing the extended warranties are expensed as incurred. The revenue from the extended warranties, as well as the related costs, are immaterial for fiscal years 2010, 2009 and 2008.

A reconciliation of the estimated changes in the aggregated product warranty liability for fiscal year 2010 and 2009 is as follows:

	2010	2009
Beginning balance	$466	$701
Accruals for warranties issued during the period	1,063	984
Accruals related to pre-existing warranties (including changes in estimates and expiring warranties)	(149)	(116)
Settlements made (in cash or in kind) during the period	(765)	(1,103)

Ending balance	$615	$466

Note C — Repurchase of Common Shares
In February 2007, the Company announced its Board of Directors had approved an open market stock repurchase program (the “2007 Program”). Under the terms of the 2007 Program, the Company was authorized to purchase over a two year period ending February 28, 2009 up to 2,000,000 Common Shares, which represented approximately 12 percent of its total outstanding Common Shares at the time the 2007 Program was approved. A total of 942,600 shares at an average price of $8.97 per share including commissions were repurchased through the life of the 2007 Program. The purpose of the 2007 Program was to offset the dilutive effect of the employee stock option and stock purchase plans and to provide value to shareholders. Common Shares held in treasury may be reissued in settlement of stock purchases under the employee stock option and stock purchase plans. The Company did not replace the 2007 Program upon its expiration.
The following table summarizes the Company’s stock repurchase activity:

Fiscal Year 2009
Total number of shares purchased	155,000
Average price paid per share (including commissions)	$4.80
Identity of broker-dealer used to effect the purchases	National Financial Securities LLC
Number of shares purchased as part of a publicly announced repurchase program	155,000
Maximum number of shares that remain to be purchased under the program	0
Additional shares were purchased for withholding of payroll taxes relating to vested equity awards. Under the Company’s 2002 Stock Incentive Plan, we repurchased 2,649 Common Shares during fiscal 2010 for $12 for withholding of payroll taxes relating to vested restricted share awards in 2009, representing an average cost of $4.67 each (there were no associated commissions). During fiscal year 2009, the Company purchased 11,733 Common Shares for $42 at an average cost of $3.62 per share for withholding of payroll taxes upon the issuance of Common Shares for vested performance award units in November 2008.
At September 30, 2010 and 2009, 1,380,297 and 1,377,648 Common Shares purchased under the Company’s share repurchase programs remained in treasury at an average cost, including commissions, of $9.93 and $9.94, respectively.
Also, included in the “Common shares held in treasury, at cost” caption of the Company’s Consolidated Balance Sheets are shares repurchased to settle non-employee Directors’ fees deferred pursuant to the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Shares held in treasury pursuant to this plan totaled 243,160 and 220,392 at September 30, 2010 and 2009, respectively.
Note D — Investments and Notes Receivable
The Company classifies its investments in certificates of deposits as “trading”, which requires they be recorded at fair market value in the Company’s Consolidated Balance Sheets with the changes in fair value and resulting gains and losses included in the Company’s Consolidated Statements of Operations. There were no realized gains or losses on sales of marketable securities in fiscal years 2010, 2009 or 2008. U.S GAAP defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. We determined the fair market value of the trading investments at September 30, 2010 and 2009 using quoted prices for similar assets, which is a Level 2 hierarchy fair value measurement. All trading investments have maturity dates of one year or less.

Trading investments at September 30, 2010 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Short Term:
Certificates of deposits	$3,912	$—	$—	$3,912
Trading investments at September 30, 2009 were comprised of the following:

	Adjusted cost	Unrealized gains	Unrealized losses	Market value
Short Term:
Certificates of deposits	$759	$—	$—	$759
The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes the following long-term investments carried using the cost method at September 30, 2010 and 2009:

	2010	2009
Non-marketable equity securities	$150	$150
Venture capital fund	32	32
Notes receivable, net of reserve of $1,711 and $1,500 at September 30, 2010 and 2009	1,753	1,753

	$1,935	$1,935

Notes receivable at September 30, 2010 and 2009 include a note with a principal balance of $2,750 plus accrued interest of $714 which was accrued at a rate of 8.65% compounded annually. This note, including interest, becomes payable on demand on or after September 21, 2016. We agreed to suspend interest accumulation during fiscal 2009, and effective October 1, 2009, the note again began accruing interest at an annual rate of 6.5%. As the Company believes that it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement, a $1,500 valuation allowance has been recorded against this note receivable in fiscal year 2008 with an additional $211 valuation allowance recorded in fiscal 2010 for the interest accrued. The fair market value was determined by examining the collateral value of the assets pledged by the grantor on the balance sheet dates based upon financial information provided by the grantor.
The Company reviews its long-term investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying value is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, the Company recorded no impairment losses during fiscal years 2010 and 2009.
Note E — Financing Arrangements
Effective March 31, 2010, the Company amended its $5,000 credit agreement. The revised agreement consisted of a $5,000 facility ($537 of standby letters of credit outstanding at September 30, 2010) that provides unsecured, multi-currency revolving credit at various interest rates based on Prime or LIBOR. LIBOR was 0.29% and the Prime rate was 3.25% as of September 30, 2010. The agreement did not contain debt covenants, but required cash to be pledged against outstanding borrowings and standby letters of credit. The Company was required to pay a facility fee of 0.25% per annum on the total amount of the commitment. The agreement’s expiration date was March 31, 2012, however, the agreement was terminated December 8, 2010. Additionally, per the terms of the agreement, the Company was able to borrow up to $5,000 from other lenders. The Company has a number of other such credit facilities in various currencies and standby letters of credit aggregating $1,734 ($83 outstanding at September 30, 2010). At September 30, 2010, the Company had total unused lines of credit with domestic and foreign banks aggregating $6,114.
Under the Company’s former facility, there were no borrowings during 2009. Additionally, the Company had a number of other such credit facilities in various currencies and for standby letters of credit aggregating $1,585 ($0 outstanding at September 30, 2009). At September 30, 2009, the Company had total unused lines of credit with domestic and foreign banks aggregating $6,016.

Note F — Derivatives and Hedging Activities
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company does not enter into derivative transactions for trading purposes. The objective of the Company’s hedging strategy is to hedge the foreign currency risk associated with the anticipated sale of inventory and the settlement of the related intercompany accounts receivable. The forward contracts are designated as cash flow hedges that encompass the variability of U.S. dollar cash flows attributable to the settlement of intercompany foreign currency denominated receivables resulting from the sale of inventory manufactured in the U.S. to our wholly-owned foreign subsidiaries. The foreign exchange forward contracts generally have maturities of three months or less. Changes in the fair value of these derivatives are recorded in the financial statement line item “Accumulated other comprehensive loss” on the consolidated balance sheets and reclassified into the financial statement line item “Cost of goods sold” on the consolidated statements of operations in the same period during which the hedged transaction affects earnings. Cash flows resulting from hedging transactions are classified in the consolidated statements of cash flows in the same category as the cash flows from the item being hedged; i.e., in operating activities. In accordance with U.S. GAAP, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. At September 30, 2010, the Company had obligations under foreign exchange forward contracts to sell 1,800,000 Euros, 180,000 British pounds and 195,000,000 Yen at various dates through December 2010.
At September 30, 2010 and 2009, the fair values of the derivative instruments are recorded on the consolidated balance sheets as follows:

	2010	2009
Assets:
Contract value	$901	$371
Fair value	900	360

Total asset	1	11

Liabilities:
Contract value	3,969	4,350
Fair value	4,177	4,531

Total liability	(208)	(181)

Net liability	$(207)	$(170)

The net liability balances are included in the line item “Other accrued expenses” on the Company’s Consolidated Balance Sheets. Forward foreign exchange contracts are entered into with substantial and creditworthy multinational banks. The fair market value was determined by utilizing a valuation received from the foreign currency trader, which we independently verified, and as such, is considered to be derived from Level 2 inputs as defined by U.S. GAAP.
At September 30, 2010, the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $108, which is expected to be reclassified into earnings in the next three months. See Note A for gains and losses recognized in Comprehensive loss. Set forth below are the amounts and location of losses on derivative instruments and related hedged items reclassified from Other Comprehensive Loss and included in the Statement of Operations for the years ended September 30, 2010, 2009 and 2008.

Financial Statement Line Item	2010	2009	2008
Cost of goods sold	$6	$245	$314
The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. At September 30, 2010, the derivatives were considered highly effective. If it was determined that a derivative was not highly effective as a hedge, the Company would discontinue hedge accounting prospectively.
Note G — Foreign Currency
The functional currency for the Company’s foreign subsidiaries is the applicable local currency. Income and expenses are translated into U.S. dollars at average exchange rates for the period. Assets and liabilities are translated at the rates in effect at the end of the period. Translation gains and losses are recognized in the Accumulated other comprehensive loss component of shareholders’ equity.
Certain transactions of the Company and its foreign subsidiaries are denominated in currencies other than the functional currency. The Consolidated Statements of Operations include (losses) and gains from such foreign exchange transactions of $(150), $23 and $61 for 2010, 2009 and 2008, respectively.

Note H — Employee Benefit and Incentive Compensation Plans
The Company has a noncontributory defined benefit pension plan covering all of its eligible employees in the United States and a contributory defined benefit plan covering eligible employees at its German subsidiary. Pension benefits are based upon the employee’s length of service and a percentage of compensation. The Company also has government mandated defined benefit retirement plans for its eligible employees in Japan and Korea; however, these plans are not material to the Company’s consolidated financial statements.
In September 2006, the FASB issued guidance in ASC 715 (Compensation—Retirement Benefits), which required companies to measure plan assets and benefit obligations as of their fiscal year end. The Company adopted the measurement date provisions of ASC 715 in the fourth quarter of fiscal 2009.
Upon adoption of the measurement provisions in fiscal 2009, we recorded a charge to retained earnings of $105 for the Company’s U.S. pension plans. The measurement date for the Company’s other defined benefit pension plans was September 30 in prior years, and as such, there was no effect of the adoption for those plans.
The following table sets forth the funded status of the Company’s significant benefit plans at September 30, 2010 and 2009:

	United States Plan		German Plan*
	2010	2009	2010	2009
Change in projected benefit obligations:
Benefit obligation at beginning of year	$44,183	$36,594	$7,520	$7,384
Service cost	1,472	1,895	170	182
Interest cost	2,611	3,194	444	438
Actuarial loss (gain)	4,535	5,147	2,333	(495)
Benefits paid	(1,345)	(1,537)	(281)	(270)
Curtailments	—	(1,110)	—	—
Foreign currency exchange rate changes	—	—	(314)	281

Benefit obligation at year end	$51,456	$44,183	$9,872	$7,520

Accumulated benefit obligation at year end	$48,805	$41,115	$9,223	$7,000

Change in plan assets:
Fair value of plan assets at beginning of year	$37,230	$44,549	$1,628	$1,493
Actual return (loss) on pension assets	4,150	(6,532)	(125)	100
Employer contributions	2,000	750	63	67
Participants’ contributions	—	—	—	—
Benefits paid	(1,345)	(1,537)	(49)	(42)
Foreign currency exchange rate changes	—	—	(85)	10

Fair value of plan assets at end of year	42,035	37,230	1,432	1,628

Pension liability recognized	$(9,421)	$(6,953)	$(8,440)	$(5,892)

*
The Company has purchased indirect insurance which is expected to be available to the Company as German pension liabilities mature. The caption, “Other assets,” on the Company’s Consolidated Balance Sheets includes $6,215 and $6,607 at September 30, 2010 and 2009, respectively, for this asset. In accordance with U.S. GAAP, this Company asset is not included in the German plan assets.

The amounts recognized in the Consolidated Balance Sheets shown above for the United States Plan and German Plan are included in the caption “Other long-term liabilities” as of September 30, 2010 and 2009.
As of September 30, 2010 and 2009, accumulated other comprehensive loss before tax was comprised of the following:

	United States Plan		German Plan
	2010	2009	2010	2009
Unrecognized actuarial (loss) gain	$(23,520)	$(19,834)	$(1,684)	$978
Unrecognized prior service cost	(159)	(189)	(11)	(17)

Accumulated other comprehensive (loss) income	$(23,679)	$(20,023)	$(1,695)	$961

Activity and balances in accumulated other comprehensive loss before tax related to defined benefit pension plans are summarized below:

	United States Plan		German Plan
	2010	2009	2010	2009
Balance at beginning of year	$(20,023)	$(4,914)	$961	$435
Net actuarial (loss) gain arising during the year	(4,084)	(15,310)	(2,534)	467
Amortization of actuarial net loss	398	55	—	—
Amortization of prior service cost	30	101	5	5
Adjustment to apply new measurement provision guidance (as of October 1, 2008)	—	45	—	—
Exchange rate effects	—	—	(127)	54

Balance at end of year	$(23,679)	$(20,023)	$(1,695)	$961

Estimated prior service costs of $30 for the United States Plan and $5 for the German plan will be amortized from accumulated other comprehensive loss into net period benefit cost in fiscal 2011. Additionally, $859 of unrecognized actuarial losses in the United States plan will also be amortized into net periodic benefit cost in fiscal 2011.
A summary of the components of net periodic pension cost based on the respective measurement dates for the United States and German plans is shown below:

	United States Plan		German Plan
	2010	2009	2010	2009
Service cost-benefits earned during the year	$1,472	$1,505	$213	$170
Interest cost on projected benefit obligation	2,611	2,565	427	444
Expected return on plan assets	(3,699)	(3,780)	(63)	(76)
Curtailment loss	—	44	—	—
Amortization of transition asset	—	—	55	(16)
Amortization of prior service cost	30	57	5	5
Amortization of actuarial net loss	398	55	—	—

Net periodic pension cost	$812	$446	$637	$527

As of the measurement dates, the asset allocation for the United States plan by category was as follows:

	September 30, 2010	September 30, 2009
Equity securities	61%	63%
Fixed income	20	17
Market neutral hedge fund	13	14
Cash equivalent (money market fund)	4	4
Real estate	2	2

	100%	100%

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

The significant actuarial assumptions used to determine benefit obligations at September 30, 2010 and 2009 were as follows:

	2010	2009
United States Pension Plan:
Discount rate	5.375%	6.0%
Rate of increase in compensation levels	0.0% for one year, and 3.0% thereafter	0.0% for two years, and 3.5% thereafter
German Pension Plan:
Discount rate	4.5%	6.5%
Rate of increase in compensation levels	2.5%	2.5%
The significant actuarial assumptions used to determine net pension expense for fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
United States Pension Plan:
Discount rate	6.0%	7.0%/ 6.875%	6.375%
Expected long-term rate of return on plan assets	8.0%	8.00%	8.25%
Rate of increase in compensation levels	0.0% for FY 2009 and FY 2010, and 3.5% thereafter	4.0%	4.0%
German Pension Plan:
Discount rate	6.5%	6.25%	5.5%
Expected long-term rate of return on plan assets	5.0%	5.0%	5.0%
Rate of increase in compensation levels	2.5%	2.5%	2.5%
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
In determining its expected long-term rate-of-return-on-assets assumption for the fiscal year ending September 30, 2010, the Company considered historical experience, its asset allocation, expected future long-term rates of return for each major asset class, an assumed long-term inflation rate, and an asset performance simulator.
Expected future benefit payments for both the United States and the German plans are as follows:

	United States Plan	German Plan
2011	$1,476	$310
2012	$1,661	$340
2013	$1,759	$360
2014	$1,859	$390
2015	$2,104	$417
2016 – 2020	$13,263	$2,701
The Company contributed $2,000 to its pension plans in October 2010 for fiscal year 2011. No further contributions are anticipated.
In addition to the defined benefit pension plans, the Company also maintains a retirement plan for all of its eligible employees in the United States under Section 401(k) of the Internal Revenue Code. The Company’s practice is to match a minimum of 25 percent of the first six percent of a participants’ contribution, with a maximum match up to 50 percent of the first six percent of a participants contribution depending upon the Company’s financial performance, as part of its profit sharing program. The Company suspended matching contributions for calendar 2009 as part of its cost reduction efforts, but reinstated then effective January 1, 2010.
Expense for the 401(k) plan amounted to $461, $115 and $498 in 2010, 2009 and 2008, respectively. In addition to the extra 25 percent match in the 401(k) plan, the Company may contribute additional profit sharing to all eligible worldwide employees. U.S. employee participants, at their discretion, may opt for a cash payout or may defer the bonus into the 401(k) plan. Non-U.S. employees receive a cash payout. The Company recorded $800 of expense in 2010 related to the additional profit sharing program. There was no expense related to the additional profit sharing program recorded in fiscal 2009.

The fair values of our pension plan assets at September 30, 2010, by asset category are as follows:

	Fair Value Measurements at September 30, 2010
	U.S. Pension Assets
	Total	Level 1	Level 2	Level 3
Cash and Short Term Securities	2,250	2,250	—	—
Equity Securities
Common and Preferred Stock:
U.S. Companies	10,099	10,099	—	—
Non U.S. Companies	5,787	5,787	—	—
Mutual Funds	7,569	—	7,569
Debt Securities
Mutual Funds	6,973	—	6,973	—
Real Estate
Mutual Funds	779	—	779	—
Other Investments
Limited Partnerships	8,578	—	—	8,578

Total Plan Assets	42,035	18,136	15,321	8,578

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. Valuation methodologies used for assets and liabilities measured at fair value are as follows:
Cash and Short Term Securities are valued at the closing price on the active market based on exchange rate to United States dollar.
Common and Preferred Stock are valued at the closing price reported on the active market on which the individual securities are traded. Mutual funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.
Debt Securities Mutual Funds are valued at the net asset value of shares held at year end, as determined by the closing price reported on the active market on which the individual securities are traded, or pricing vendor or fund family if an active market is not available.
Real Estate Mutual Funds include real estate investment trusts, which are valued at the closing price reported on the active market on which the individual securities are traded, and participation in real estate funds, which are valued at net asset value as determined by the fund manager.
Other Investments are investments in limited partnerships. Limited partnership funds are priced based on valuations using the partnership’s available financial statements coinciding with the Company’s year-end.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table sets forth a summary of changes in fair value of the pension plan investments classified as Level 3 for the year ended September 30, 2010:

Other Investments
Limited Partnerships
Beginning balance	6,839
Realized gains	170
Unrealized gains relating to instruments still held at reporting date	432
Purchases, sales, issuances and settlements (net)	1,247
Transfers out of Level 3 assets	(110)

Ending balance	8,578

Annual Incentive Compensation Plan
The objective of the Company’s Annual Incentive Compensation Plan (the “Incentive Plan”) is to provide an opportunity to those employees whose performance has a significant impact on the Company’s short-term and long-term profitability to earn annual incentive compensation based on such profitability. The Human Resources and Compensation Committee (“the Committee”) of the Company’s Board of Directors administers the Incentive Plan, designates participants in the Incentive Plan and reviews and approves the annual performance criteria. The Committee has the authority to amend, modify, or discontinue the Incentive Plan.
A target incentive award for each participant is established at the beginning of each award term, which coincides with the Company’s fiscal year of October 1 through September 30. Individual target incentive compensation may not exceed two times the target incentive award. For fiscal year 2010, the Committee established an Incentive Plan that would pay out only after company-wide salaries and the 401(k) plan match were reinstated to levels in place immediately prior to January 1, 2009. Salaries and the 401(k) plan match were restored effective January 1, 2010. Under the Incentive Plan, the performance target above which compensation would be paid was earnings before income taxes of at least five percent of net sales. The Company’s fiscal 2010 performance resulted in earnings before income taxes of 20 percent of net sales. Accordingly, the Company recorded bonus expense and corresponding accrual of $4,295, the maximum allowed under the Incentive Plan. The incentive awards were paid in November 2010. As the Incentive Plan was cancelled in 2009 and the Company did not meet the performance targets in fiscal 2008, no payments were made under the plan for these years.
Note I — Stock Plans
In December 2008, the Company’s Board of Directors approved the Keithley Instruments, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”), which was approved by the Company’s shareholders at its annual meeting held on February 7, 2009. Under the terms of this plan, 1,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. The 2009 Stock Plan expires on February 6, 2019. No awards have been granted from the 2009 Stock Plan since its inception through September 30, 2010.
The Company’s 2002 Stock Incentive Plan (the “2002 Stock Plan”) is also currently active. Under the terms of the 2002 Stock Plan, 3,000,000 Common Shares were reserved for the granting of equity-based awards to directors, officers and other key employees. This plan expires on February 16, 2012. The Company has two other equity-based compensation plans under which options are currently outstanding; however, no new award may be granted under the two other plans as they have been terminated or have expired.
All options outstanding at the time of termination of all four plans shall continue in full force and effect in accordance with their terms. The Compensation and Human Resources Committee of the Board of Directors administers the plans. The option price under nonqualified stock options is determined by the Committee based upon the date the option is granted. In addition to stock options, the 2002 Stock Plan also provides for restricted share awards, restricted share units, performance unit awards and stock appreciation rights, as does the 2009 Plan. At September 30, 2010, 320,424 shares were registered and available for the granting of equity-based awards to directors, officers and other key employees in the 2002 Stock Plan.
Stock-based compensation expense is attributable to the granting of stock options, performance share units, restricted share units and restricted share awards. The Company records the expense on a straight-line basis over the requisite service period of the respective grants. The amount recorded during fiscal 2010 represents net compensation expense, and includes approximately $1,099 for performance award units granted in 2008 that vested at 100 percent of target for the first specified group and 125 percent of target for a second specified group, based on each group’s defined performance targets. The amount recorded in 2009, represents net compensation income and includes favorable adjustments of approximately $950 for performance award units granted in fiscal years 2007 and 2008 which either did not vest or were not expected to vest as the performance targets were not met or were not expected to be met. During fiscal years 2010, 2009 and 2008, the Company recorded stock-based compensation expense (income) as follows:

	2010	2009	2008
Cost of goods sold	$158	$(59)	$152
Selling, general and administrative expenses	1,687	127	1,412
Product development expenses	247	(121)	268

Stock-based compensation included in operating expenses	2,092	(53)	1,832
Estimated tax impact of stock-based compensation	—	—	598

Stock-based compensation expense (income), net of tax	$2,092	$(53)	$1,234

Stock-based compensation expense per share, net of tax	$0.13	$0.00	$0.08

At September 30, 2010 and 2009, the total estimated unrecognized compensation cost related to unvested stock-based compensation was $1,658 and $948, respectively, and the related weighted-average period over which it was expected to be recognized is approximately 2.5 years and 2.3 years, respectively.
In accordance with U.S. GAAP, the Company does not record the tax benefits of stock-based compensation in excess of the book deductions until these benefits are realized using the tax law ordering rules. The Company recorded to additional paid-in-capital a debit of $28 and credits of $92 and $140 in fiscal 2010, 2009 and 2008, respectively, in connection with these excess tax benefits.
Stock Option Activity
A summary of the Company’s stock option programs is as follows:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding at September 30, 2007	3,241,580	20.31	5.04	$945
Options granted at fair market value	146,125	9.13
Options exercised	(74,874)	3.57		$459
Options forfeited	(32,400)	13.14
Options expired	(253,300)	24.58

Outstanding at September 30, 2008	3,027,131	19.90	4.43	$276
Options granted at fair market value	309,050	3.05
Options exercised	(35,000)	4.13		$4
Options forfeited	(55,810)	9.37
Options expired	(310,620)	18.02

Outstanding at September 30, 2009	2,934,751	$18.72	4.08	$736
Options granted at fair market value	187,800	4.46
Options exercised	(9,500)	16.80		$44
Options forfeited	(53,223)	4.46
Options expired	(542,377)	34.11

Outstanding at September 30, 2010	2,517,451	$14.65	3.88	$18,466

Vested and expected to vest at September 30, 2010	2,507,494	$17.20	3.86	$18,295

Exercisable at September 30, 2010	2,008,225	$17.20	2.71	$9,838

The options outstanding at September 30, 2010 have been segregated into ranges for additional disclosure as follows:

Outstanding				Exercisable
		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
Range of	of Shares	Contractual	Average	of Shares	Average
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price
$2.99 – $5.48	434,975	8.71	$3.59	0	$0.00
$9.12 – $13.76	508,425	3.13	$12.45	450,621	$12.86
$14.00 – $23.13	1,504,051	2.90	$17.55	1,487,604	$17.59
$36.85	70,000	0.38	$36.85	70,000	$36.85

	2,517,451	3.88	$14.65	2,008,225	$17.20

The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally vest fifty percent after two years, and an additional twenty five percent after each of years three and four.
The weighted-average fair values at date of grant for options granted during fiscal years 2010, 2009 and 2008 were $2.19, $1.08, and $3.01, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Expected life (years)	4.75	4.75	4.75
Risk-free interest rate	2.12%	1.90%	3.84%
Volatility	63%	49%	38%
Dividend yield	1.2%	2.5%	1.6%

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
Performance award units—Fiscal 2010 Grant
During fiscal 2010, the Company granted 86,075 performance award units to officers and key employees. The performance award unit agreements provide for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The final number of units awarded for this grant will be determined, as of September 30, 2012, based upon the Company’s total shareholder return over the performance period compared to the Russell MicroCap Index and may range from a minimum of no units to a maximum of twice the initial award. The weighted average fair value for these performance units was $6.73 and was determined using a Monte Carlo simulation model incorporating the following assumptions:

Risk-free interest rate	1.25%
Volatility	78%
The Company recognizes the estimated cost of these awards, as determined under the simulation model, over the performance period, with no adjustment in future periods based upon the actual shareholder return over the performance period. During fiscal 2010, we recorded expenses of $164 relating to the 2010-2012 awards.
Performance award units—Grants prior to Fiscal 2010
The performance award unit agreements provided for the award of performance units with each unit representing the right to receive one of the Company’s Common Shares to be issued after the applicable award period. The awards were valued at the closing market price of the Company’s Common Shares on the date of grant and vested at the end of the performance period. The final number of units earned pursuant to an award may have ranged from a minimum of no units, to a maximum of twice the initial award. The awards issued in fiscal 2007 and 2008 could have been adjusted in 25 percent increments. The number of units earned was based on the Company’s revenue growth relative to a defined peer group, and the Company’s return on assets or return on invested capital. For each reporting period, the compensation cost of the performance award units was subject to adjustment based upon our estimate of the number of awards we expected would be issued upon completion of the performance period. We granted no performance award units during fiscal 2009.
The awards granted in fiscal year 2007 that vested on September 30, 2009 were not issued as the payout was zero percent of target.
The awards granted in fiscal year 2008 vested on September 30, 2010, and 120,350 Common Shares were issued on October 27, 2010. The performance criteria related to these awards were met and resulted in a payout at 100 percent of target for those awards measured on return on assets. Additionally, it was determined that the subset of these awards which was measured on return on invested capital achieved a payout at 125 percent of target and were issued accordingly.
Each reporting period, the compensation costs of the performance award units was subject to adjustment based upon our estimate of the number of awards we expected would be issued upon the completion of the three-year performance period. During fiscal 2010, we recorded expenses of $1,099 relating to the 2008-2010 awards. During fiscal 2009, management determined that the performance criteria related to the awards granted in fiscal 2007 and 2008 were not expected to be met and that none of these awards were expected to vest. Therefore, in fiscal 2009, all previously-recorded expense of $950 for awards relating to the 2007-2009 period as well as the 2008-2010 period was reversed. During fiscal 2008, we recorded a favorable adjustment of $512 for the awards granted during fiscal 2006, as we expected an attainment of 50 percent of target would be achieved compared with previously expected achievement of 100 percent of target.

Following is a summary of activity related to performance awards based on the number of units expected to vest:

		Weighted Average
		Grant Date
	Number of Units	Fair Value
Outstanding at September 30, 2007	220,525	14.34
Awards granted	173,225	9.13
Awards forfeited	(35,813)	10.85
Adjustment of 2007 awards	(61,275)	13.94

Outstanding at September 30, 2008(1)	296,662	11.55
Awards issued	(71,487)	15.05
Awards granted	—	—
Awards forfeited	(49,700)	10.60
Adjustment of 2007 awards	(46,100)	13.95
Adjustment of 2008 awards	(129,375)	9.13

Outstanding at September 30, 2009	—	—
Awards issued	—	—
Awards granted	86,075	6.73
Awards forfeited	(18,675)	9.13
Adjustment of 2008 awards	139,025	9.13

Outstanding at September 30, 2010(2)	206,425	$8.13

(1)
Included in the awards outstanding at September 30, 2008 are 71,487 units for the 2006-2008 Plan awards that were vested, but were not yet issued as the performance targets could only be measured following September 30, 2008. These awards were issued on November 6, 2008 when the Company’s previous trading day’s closing stock price was $3.62 per share.

(2)
Included in the awards outstanding at September 30, 2010 are 120,350 units for the 2008-2010 Plan awards that were vested, but were not yet issued as the performance targets could only be measured following September 30, 2010. These awards were issued on October 27, 2010 when the Company’s previous trading day’s closing stock price was $21.53 per share.

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
Following is a summary of activity related to restricted award units:

		Weighted Average
		Grant Date
	Number of Units	Fair Value
Outstanding at September 30, 2007	38,100	$13.96
Awards granted	21,725	9.17
Awards vested	(5,425)	12.36
Awards forfeited	(1,800)	13.03

Outstanding at September 30, 2008	52,600	12.25
Awards granted	125,800	2.99
Awards vested	—	—
Awards forfeited	(24,850)	8.31

Outstanding at September 30, 2009	153,550	5.30
Awards granted	112,400	4.27
Awards vested	(8,625)	15.05
Awards forfeited	(40,650)	5.70

Outstanding at September 30, 2010	216,675	$4.30

The total fair value of shares vested during fiscal year 2010 was $40.

Directors Equity Plans
The Company’s non-employee Directors receive an annual Common Share grant up to $58 per individual. The Common Shares are issued on a quarterly basis out of the Keithley Instruments, Inc. 2002 Stock Incentive Plan; however, to limit dilution to shareholders, for grants after December 2008, no more than 3,000 shares per quarter per Director may be issued. During fiscal years 2010, 2009 and 2008, we recorded expense of $392, $394 and $522 for the issuance of 58,184, 103,155 and 52,524 shares, respectively, pursuant to this program based upon the fair market value of the shares at the date of grant. The Board of Directors also may issue restricted stock grants worth $75 to a new non-employee Director at the time of his or her election. These restricted stock grants will vest over a 3-year period. There have been no such grants since February 2006.
Employee Stock Purchase Plan
The Company’s 2005 Employee Stock Purchase and Dividend Reinvestment Plan, as amended, (the “2005 Plan”) offered eligible employees the opportunity to acquire the Company’s Common Shares at a small discount and without transaction costs. Eligible employees could only participate in the plan on a year-to-year basis, must have enrolled prior to the commencement of each plan year, and in the case of U.S. employees, must have authorized monthly payroll deductions. Non-U.S. employees submitted their contribution at the end of the plan year. A mid-year enrollment option was also available for new employees. For each plan year, the purchase price was equal to 95 percent of the market price at the end of the subscription period. The provisions contained in the 2005 Plan eliminated the measurement of compensation expense required under applicable U.S. GAAP. The 2005 Plan subscription period began on July 1 and ended on June 30. In July 2010, 2009 and 2008, 5,018, 17,866 and 8,785 shares were purchased by employees under this plan at a price of $8.39, $3.80 and $9.03 per share, respectively. A total of 500,000 Common Shares were reserved for purchase under the 2005 Plan, of which 452,245 remained available for purchase at September 30, 2010. As of July 1, 2010, the 2005 Plan was discontinued.
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

	2010	2009	2008
United States	$20,322	$(18,551)	$(8,204)
Non — U.S.	5,075	(815)	3,668

	$25,397	$(19,366)	$(4,536)

The provision (benefit) for income taxes is as follows:

	2010	2009	2008
Current:
Federal	$(356)	$678	$160
Non — U.S.	2,130	22	985
State and local	77	26	86

Total current	1,851	726	1,231

Deferred:
Federal, state & local	(570)	30,100	(3,208)
Non — U.S.	(762)	312	34

Total deferred	(1,332)	30,412	(3,174)

Total provision (benefit)	$519	$31,138	$(1,943)

The following is a reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. Federal income tax rate of 34% to loss before taxes:

	2010	2009	2008
Federal income tax (benefit) at statutory rate	$8,635	$(6,585)	$(1,542)
U.S. (income) loss without tax (expense) benefit	(6,924)	6,307	—
State and local income taxes	77	26	(199)
Benefit from 2009 NOL carryback	(1,220)	—	—
Research tax credit	—	—	(243)
Foreign losses without tax benefit	—	669	324
(Benefit) tax on non-U.S. income	(348)	(35)	576
Foreign tax credit carryforwards	—	—	(545)
Valuation allowance	—	29,967	—
Accruals and tax law changes	267	789	(316)
Other	32	—	2

Effective provision (benefit) for income taxes	$519	$31,138	$(1,943)

Effective provision (benefit) income tax rate	2.0%	160.8%	(42.8)%

In fiscal year 2010,the Company was able to utilize fully reserved deferred tax assets to reduce its tax expense. As a result, the fiscal 2010 tax expense included a benefit for U.S. income that the Company did not record tax against. The 2009 period’s tax expense included a $29,967 non-cash expense for a valuation allowance recorded against U.S. deferred tax assets, which was recorded during the first quarter of fiscal year 2009. When considering the need for a valuation allowance against deferred tax assets, we consider all positive and negative evidence that would indicate whether or not we will be able to utilize the deferred tax assets. As a result of the overall downturn in the U.S. economy in the first quarter of fiscal year 2009, and more specifically, in the industries in which we operate, our sales and profitability were adversely impacted resulting in a cumulative loss in the U.S. for the twelve quarters ended December 31, 2008. Additionally, during January 2009, we revised our fiscal 2009 forecast downward to reflect continuing weakness in the end markets in which we serve. As a result of this negative evidence we concluded that it was more likely than not that we would not have the necessary future taxable income to realize the deferred tax assets; accordingly, we recorded the full valuation allowance on the U.S. deferred tax assets. Although the economy and the Company have experienced significant improvement, the Company believes there is continued uncertainty and believes that it is premature to release the valuation allowance based on one year of profitability.
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

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

Deferred tax assets:	2010	2009
Stock options	$1,790	$585
Capitalized research and development	11,046	13,936
Inventory	2,833	3,425
Deferred compensation	805	864
Tax credit carryforward	12,102	7,751
Depreciation	754	1,743
Warranty	181	142
Medical	202	204
State and local taxes	2,240	2,202
Net operating losses	1,057	9,702
Pension	3,639	2,647
Impaired assets	978	910
Other	2,520	1,992

Total deferred tax assets	40,147	46,103

Total deferred tax liabilities	—	—

Valuation allowance	(37,546)	(45,052)

Net deferred tax assets	$2,601	$1,051

The valuation allowance at September 30, 2009, related to the U.S. deferred tax assets described above and to net operating losses, which the Company believed may not be realized due to the uncertainty of future profit levels in certain taxing jurisdictions. The increase in the valuation allowance during the year ended September 30, 2009 was due to the additional valuation allowance taken against U.S. deferred tax assets described above. This increase included $29,967 of U.S. deferred tax assets on hand at September 30, 2008 plus an additional $14,027 of deferred tax assets generated globally during the year ended September 30, 2009. The decrease in the valuation allowance during the year ended September 30, 2010 was primarily due to the utilization of U.S. deferred tax assets. The Company believes it is premature to release the entire valuation allowance based on one year of profitability because of uncertainty in the economy and the Company’s business in general.
The changes in the valuation allowance for deferred tax assets for fiscal years ending September 30, 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Balance at beginning of year	$45,052	$1,058	$1,180
Charged to costs and expenses	—	39,088	415
Charged to other comprehensive loss	1,355	5,024	—
Charged to other accounts	—	60	(74)
Deductions	(8,861)	(178)	(463)

Balance at end of year	$37,546	$45,052	$1,058

During 2010, 2009 and 2008, respectively, the Company utilized $8,861, $178 and $463 and of losses against which a valuation allowance was previously recorded.
At September 30, 2010, the Company had tax credit and net operating loss carryforwards as follows:

		Year Expiration Commences
Alternative minimum tax credit	$1,896	Indefinite
Foreign tax credit	5,260	2016-2019
R&D credit	4,931	2016-2029
Foreign net operating losses	5,755	2010-Indefinite

In accordance with U.S. GAAP, the Company does not record the tax benefits of stock-based compensation in excess of the book deductions until these benefits are realized using the tax law ordering rules. The Company recorded a debit of $28 and credits of $92 and $140 to additional paid-in-capital during the years ended September 30, 2010, 2009 and 2008, respectively, in connection with these excess tax benefits.
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
As of September 30, 2009, the Company had gross unrecognized tax benefits of $5,820. The total amount of such unrecognized benefits that, if recognized, would benefit the effective tax rate was $4,001. As of September 30, 2010, the Company had approximately $6,327 of total gross unrecognized tax benefits. The total amount of such unrecognized tax benefits, if recognized, that would benefit the tax rate was approximately $4,228. The Company anticipates a decrease in its unrecognized tax positions of approximately $800 to $900 over the next 12 months. The anticipated decrease is primarily due to the expiration of statutes of limitations in various jurisdictions. The nature of the soon to be expiring tax positions includes the allocation of income and certain deductions between jurisdictions.
The following table reconciles the Company’s gross unrecognized tax benefits for the fiscal years ended September 30, 2010 and 2009.

	2010	2009
Balance at October 1	$5,820	$5,389
Tax positions related to the current year:
Additions	381	630
Tax positions related to prior years:
Additions	224	249
Subtractions	—	—
Settlements with tax authorities	—	—
Lapses in statutes of limitation	(98)	(448)

Balance at September 30	$6,327	$5,820

The Company records interest and penalties related to uncertain tax position as income tax expense. As of September 30, 2010 and 2009, the Company accrued approximately $1,980 and $1,764, respectively, for interest and penalties. We recorded $216 and $330 for penalties and interest related to uncertain tax positions during fiscal 2010 and 2009, respectively. During the year ended September 30, 2010, the Company settled an audit by the Internal Revenue Service for the tax year ended September 30, 2008. As of September 30, 2010, the Company was being audited by Germany for the years ended September 30, 2005 through September 30, 2008 and by France for the tax years ended September 30, 2003 — September 30, 2004 and September 30, 2007 — September 30, 2008. Subsequently, the audit in France was resolved.
Note K — Severance and Other Restructuring Charges
During the past two fiscal years and continuing into the first quarter of fiscal 2010, the Company implemented several global workforce reductions and exited two product lines. Initiated in response to a prolonged deterioration in economic conditions, the actions and the related activities are substantially completed.
In January 2009, the Company implemented cost reduction actions including a reduction in its worldwide work force of approximately seven percent, which included the impact of an early retirement program. These charges totaled $1,190, the majority of which related to amounts incurred in connection with one-time termination benefits, and are included in fiscal year 2009 Consolidated Statements of Operations under the “Severance and related charges” caption. All benefits were paid during the remainder of fiscal year 2009, with the exception of one individual who received severance benefits through the third quarter of fiscal year 2010.

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

$5,550

The remaining payments associated with the workforce reductions were completed by September 30, 2010. Since the fourth quarter of fiscal year 2008, we have incurred total cumulative restructuring, severance and related charges of $8,179 in addition to other costs associated with the exit of our S600 product line totaling $2,540.
In November 2009, the Company completed the aforementioned sale of the RF product line for which we recorded $669 of severance charges during the in fiscal 2010 (see Note M.) The severance charges are included within “Gain on the sale of product line” in the Consolidated Statement of Operations.
At September 30, 2010, $82 of accrued severance charges was included in the “Accrued payroll and related expenses” caption of the Consolidated Balance Sheets. In total, approximately 160 employees have been terminated under the various workforce reduction initiatives since September 2008. The activities and our accruals relating to our restructuring and cost reduction programs are summarized below:

Balance—September 30, 2008	$1,252
Expense recorded	4,823
Adjustments to previously-recorded expense	2
Cash payments	(4,077)

Balance—September 30, 2009	2,000
Expense recorded	669
Adjustments to previously-recorded expense	(124)
Cash payments	(2,463)

Balance—September 30, 2010	$82

Note L — Commitments and Contingencies
The Company leases certain office and manufacturing facilities and office equipment under operating leases. Rent expense under operating leases (net of sublease income of $128 in 2010, $166 in 2009 and $128 in 2008) was $1,958, $2,369 and $3,161 for 2010, 2009 and 2008, respectively. Future minimum lease payments under operating leases as of September 30, 2010 are as follows:

2011	$1,890
2012	1,272
2013	809
2014	411
2015	375
After 2015	610

Total minimum operating lease payments	$5,367

In November 2009, the Company sold substantially all of its assets of its RF product line to Agilent. While Agilent assumed the obligations under the Company’s lease in Santa Rosa California, the Company remains obligated in the event of default by Agilent; however, Agilent will indemnify the Company for any amounts paid by the Company to the landlord in event of any default. Accordingly, obligations of approximately $305 and $178 under that lease are excluded from the above table as they are not expected to be incurred by the Company for fiscal 2011 and 2012, respectively.

Note M— Gain on the Sale of RF Product Line
On November 30, 2009, the Company completed the sale of its RF product line to Agilent. Under terms of the purchase agreement, the Company sold substantially all of the Company’s assets related to the RF product line (including inventory, property and equipment, and capitalized software) for a cash purchase price of $9,000, and Agilent assumed related contractual (including lease obligations), product support and other liabilities and hired the majority of the RF employees. The Company is prohibited from competing against Agilent solely with respect to the RF product line until November 30, 2012. The purchase agreement contains customary indemnification obligations with respect to the representations, warranties and covenants of the parties. As a result of the transaction, the Company recorded pre-tax gain of $2,894, which included accumulative expenses associated with the transaction of $1,622, of which $669 relates to severance benefits for terminated employees (see Note K.). The Company expects no further costs to be incurred relating to this transaction. As the RF product line did not have separately identifiable financial and cash flow information, the gain on sale is considered a component of continuing operations.
Additionally, on November 30, 2009, the parties entered into a transition service agreement (“TSA”) which terminated during the third quarter of fiscal year 2010. In exchange for consideration as specified in the TSA, Keithley provided certain limited services as they related to its former RF product line.
Note N — Gain on the Sale of Building
During fiscal 2010, the Company sold its 75,600 square feet facility which was situated on approximately seven acres of land located on Bainbridge Road in Solon, Ohio. The sale resulted in net proceeds of $3,573, and the Company realized a gain on the sale as follows:

Gross proceeds from sale of building	$3,800
Less: expenses related to the sale	227
Less: net book value of assets:
Land, Building and improvements	1,697
Equipment, furniture and fixtures	14

Net gain on the sale of building	$1,862

Note O — Fair Value Measurements
Authoritative guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We categorize financial instruments within the fair value hierarchy based upon the lowest level of input that is significant to the fair value measurement. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, short-term investments, forward contracts to purchase foreign currencies and accounts payable. Due to their short-term nature, the carrying values of accounts receivable and accounts payable approximate fair value. Level 1 assets represent those whose fair value is based upon quoted prices in active markets for identical assets, while Level 2 assets represent those whose fair value is based upon significant other observable inputs. The Company has no Level 3 assets aside from limited partnership investments held in the U.S. pension assets. Financial assets measured at fair value on a recurring basis as of September 30, 2010, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$48,706	$2,084	$50,790
Restricted cash	537	—	537
Certificates of deposit (2)	—	3,912	3,912

	$49,243	$5,996	$55,239

Liabilities
Foreign currency forward contracts (3)	$—	$207	$207

Financial assets measured at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents (1)	$22,444	$1,670	$24,114
Restricted cash	569	—	569
Certificates of deposit (2)	—	759	759

	$23,013	$2,429	$25,442

Liabilities
Foreign currency forward contracts (3)	$—	$170	$170

(1)	Consists of cash, money market funds and certificates of deposit having maturities of less than 90 days.

(2)	Included in “Short term investments” in the unaudited condensed consolidated balance sheets.

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
Note P — Segment and Geographic Information
The Company reports a single Test and Measurement segment. Our net sales and long-lived assets by geographic area are presented below. The basis for attributing revenues from external customers to a geographic area is the location to which the product is shipped.

	2010	2009	2008
Net sales:
United States	$33,947	$26,907	$37,115
Other Americas	2,310	1,845	3,174
Germany	12,913	12,786	20,815
Other Europe	23,823	21,117	31,177
Japan	15,909	12,851	16,574
China	16,275	12,998	18,679
Other Asia	21,693	14,023	24,934

	$126,870	$102,527	$152,468

Long-lived assets:
United States	$4,525	$9,751	$11,749
Other	1,188	1,349	1,403

	$5,713	$11,100	$13,152

Note Q — Subsequent Events
On October 4, 2010, a purported class action and derivative lawsuit was filed related to the then-pending merger of the Company into a subsidiary of Danaher Corporation (“Danaher”) pursuant to the Agreement and Plan of Merger, dated as of September 29, 2010, by and among the Company, Danaher and Aegean Acquisition Corp. The case, Donald Freidlander v. Danaher Corporation, Brian R. Bachman, James B. Griswold, Leon J. Hendrix, Jr., Brian J. Jackman, Joseph P. Keithley, N. Mohan Reddy, Thomas A. Saponas, Barbara V. Scherer and Keithley Instruments, Inc., was filed on October 4, 2010, in the Court of Common Pleas of Cuyahoga County, Ohio (Case No. CV 10 738257). The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties in connection with the merger and that Danaher aided and abetted the Company’s directors in their alleged breaches of fiduciary duties. The relief sought by the plaintiff included a declaration that the action is properly maintainable as a derivative and class action, a declaration that the merger is unlawful and unenforceable, an injunction barring the merger, rescinding (to the extent already implemented) the merger or any of the terms thereof and the payment of costs and disbursements of the action, including attorneys’ and experts’ fees. On November 15, 2010, counsel for all parties reached an agreement in principle regarding the settlement of the Action. The parties are waiting for court approval of the settlement.
On December 8, 2010, the Company completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated September 29, 2010 among Danaher Corporation (“Danaher”), Aegean Acquisition Corp. and the Company. Pursuant to the Merger Agreement, Aegean Acquisition Corp. was merged into the Company and each outstanding Common Shares and Class B Common Share of the Company was converted into the right to receive $21.60 per share in cash.
Subsequent to the closing of the merger, a Triggering Event occurred as defined in the Change in Control Agreement and Amended Employment Agreement with two of the Company’s executives. Accordingly, the executives will receive the payments and other benefits payable under such agreements.

Unaudited Quarterly Results of Operations
Following are the Company’s unaudited quarterly results of operations for fiscal 2010 and 2009.

	First		Second		Third	Fourth
Fiscal 2010
Net sales	$28,397		$29,846		$30,686	$37,941
Gross profit	17,881		19,646		19,661	25,037
Gain on the sale of RF product line	(3,493)		407		18	174
Gain on the sale of building	—		—		—	(1,862)
Severance and related charges	(30)		(104)		39	(29)
Transaction costs associated with pending merger	—		—		186	1,064
Earnings before income taxes	7,029		4,607		4,664	9,097
Net income	6,057		4,132		5,606	9,083
Diluted earnings per share	0.38		0.26		0.34	0.55
Fiscal 2009
Net sales	$31,070		$23,961		$23,438	$24,058
Gross profit	17,775		11,012	(1)	12,485	13,825
Loss before income taxes	(2,135)		(10,036	)(2)	(2,825)	(4,394	)(3)
Net loss	(32,359	)(4)	(10,279)		(3,426)	(4,440)
Diluted loss per share	(2.07)		(0.66)		(0.22)	(0.28)

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

(3)	Included in loss before income taxes for the fourth quarter of fiscal 2009 are severance charges of $2,583, $128 due to an office consolidation, and $15 for pension curtailment.

(4)	Included in net loss is a valuation allowance of $29,967 taken on U.S. deferred tax assets in the first quarter of fiscal 2009.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.
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
ITEM 9B — OTHER INFORMATION
None.
PART III

ITEM 10	— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of the Registrant
Certain information regarding our executive officers is set forth under Part I, Item 1 above.
Certain information regarding our directors during fiscal year 2010 is set forth below. Each of these directors resigned from the Company’s Board of Directors effective as of December 8, 2010, the effective date of the merger.

Name	Position	Age
Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer	61
Brian R. Bachman	Director since 1996	65
James B. Griswold	Director since 1989	64
Leon J. Hendrix, Jr.	Director since 1990	70
Brian J. Jackman	Director since 2005	69
Dr. N. Mohan Reddy	Director since 2001	57
Thomas A. Saponas	Director since 2006	61
Barbara V. Scherer	Director since 2004	54

Joseph P. Keithley was elected Chairman of the Board of Directors in February 1991. He was elected Chief Executive Officer in November 1993, and President in May 1994. He has been a director since 1986, and was elected Vice Chairman of the Board in February 1988. Mr. Keithley joined the Company in 1976 and held various positions in production, customer service, sales and marketing prior to being elected Vice President of Marketing in 1986. From 1986 until his election to Chief Executive Officer in 1993, Mr. Keithley held various management positions within the Company. He is Chairman of the Board of Nordson Corporation, a worldwide producer of precision dispensing equipment and manufacturer of equipment used in the testing and inspection of electronic components as well as technology-based systems for curing and surface treatment processes, and a director of Brush Engineered Materials, Inc., which in an integrated producer of high performance specialty engineered materials used in a variety of electrical, electronic, thermal and structural applications. With over 34 years of service to the Company, including 24 years as both an executive and director, Mr. Keithley brings valuable institutional and operational knowledge to the Board and provides management perspective as the only director on the Board that is also employed by the Company.
Brian Bachman is a private investor and has served as Managing Partner of River Farm LLC, an agriculture and business consulting company, from September 2004 to the present. From 2000 until 2002, Mr. Bachman served as the Chief Executive Officer and Vice Chairman of Axcelis Technologies, which produces equipment used in the fabrication of semiconductors. Mr. Bachman is a director of Kulicke and Soffa Industries Inc., a supplier of equipment to the semiconductor assembly market, and director of Trident Microsystems, a supplier of HD video processing integrated circuits (ICs) for flat panel televisions and set top box. Mr. Bachman also served as a director of Ultra Clean Holdings, Inc. from 2004 until 2009. With significant experience gained as a former executive officer and through directorships of public companies in the electronics industry, including service on our Board since 1996, Mr. Bachman brings valuable management and oversight experience and industry knowledge to the Board.
James B. Griswold is the Chief Investment Officer of Danville Partners LLC, a private equity firm, a position he has held since May 2007. Mr. Griswold is a retired Partner in the law firm of Baker & Hostetler LLP, concentrating in the areas of mergers and acquisitions, venture capital, financing business negotiations, and assisting entrepreneurs and high-growth companies. Through his experience with similar companies, Mr. Griswold brings valuable cross-functional and strategic analysis as well as legal and regulatory perspective to the Board.
Leon J. Hendrix, Jr. is a private investor. Mr. Hendrix served as Chairman of the Board of Remington Arms Co., a manufacturer and marketer of firearms and ammunition, from 1997 until he retired in June 2007. Mr. Hendrix was also a Principal of Clayton, Dubilier & Rice, Inc., a private investment firm, from 1993 to 2000, Chief Operating Officer of Reliance Electric Company from 1992 to 1993, Executive Vice President of Reliance from 1989 to 1992 and Vice President of Corporate Development of Reliance from 1987 to 1989. Reliance Electric is now a part of Baldor Electric Co., a worldwide manufacturer of industrial electric motors, drives and generators. Mr. Hendrix serves as a director of Cambrex Corp., a provider of products and services to the life sciences industries, and is also a member and past Chairman of the Board of Trustees of Clemson University. Formerly holding a series of executive management level positions, Mr. Hendrix provides valuable operational and governance knowledge to the Board.
Brian J. Jackman is the President of The Jackman Group, Inc., a management consulting organization formed in 2005. From 1998 until his retirement in 2001, Mr. Jackman served as President, Global Systems and Technology of Tellabs, Inc., which designs, deploys and services optical networking, broadband access and voice-quality enhancement equipment for the telecommunications industry. He also served as Tellab’s President of Operations from 1993 to 1998, and held various sales and marketing positions during his tenure. Prior to joining Tellabs, Mr. Jackman held various systems, sales and marketing positions with IBM Corporation, which manufactures and markets advanced information processing products, including computer and microelectronic technology, software and networking systems. Mr. Jackman is a director of PCTEL, Inc., a leading supplier of products which simplify mobile connectivity, and Open Text™ Corporation, a provider of Enterprise Content Management solutions for global organizations. As a former executive officer and director of technology and telecommunications companies, Mr. Jackman brings valuable management expertise and industry knowledge to the Board.
Dr. N. Mohan Reddy is the Dean of the Weatherhead School of Management, Case Western Reserve University, a position he has held since 2006. Dr. Reddy has been the Albert J. Weatherhead, III Professor of Management since January 2007, Associate Professor of Marketing since 1991 and Keithley Professor of Technology Management since 1996 at the Weatherhead School of Management, Case Western Reserve University. Mr. Reddy also serves as a consultant to firms in the electronics, semiconductor and telecommunications industries on commercializing new technologies and marketing strategy implementation. Mr. Reddy is a director of Brush Engineered Materials, Inc., which through its subsidiaries supplies beryllium-containing products and other engineered materials for end-use applications within the worldwide telecommunications and computer, automotive electronics, industrial components, optical media, aerospace, defense and appliance markets. With knowledge of and significant experience advising companies in industrial marketing and technology product development, Dr. Reddy provides the Board valuable insight into operating a business serving the global electronic and semiconductor manufacturing markets.

Thomas A. Saponas is a private investor and served as the Senior Vice President and Chief Technology Officer of Agilent Technologies, Inc., a measurement solutions company, from April 1999 until he retired in October 2003. Prior to Agilent’s spin-off from Hewlett-Packard, Mr. Saponas was Vice President and General Manager of Hewlett-Packard’s Electronic Instruments Group from June 1998 to April 1999. Mr. Saponas joined Hewlett-Packard in 1972 and held a number of other positions prior to those listed. Mr. Saponas is a director of Procera Networks, a global provider of networking infrastructure equipment. Drawing on his experience at public companies in the same industry as the Company, Mr. Saponas brings valuable technological expertise to the Board.
Barbara V. Scherer is the Senior Vice President Finance & Administration and Chief Financial Officer of Plantronics, Inc., a position she has held since 1998. She also served as Vice President Finance & Administration and Chief Financial Officer of Plantronics from 1997 to 1998. Plantronics is the leading provider of headsets to telephone companies and the business community worldwide. Prior to joining Plantronics, Ms. Scherer held various executive management positions spanning eleven years in the disk drive industry, was an employee with The Boston Consulting Group and was a member of the corporate finance team at ARCO. With significant financial management experience at technology companies, Ms. Scherer provides valuable financial expertise and oversight to the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires Keithley’s executive officers, directors and persons who own more than 10% of Keithley’s common shares to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide the Company with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of these forms and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during fiscal year 2010.
Code of Business Conduct and Ethics
The Company has a Code of Business Conduct and Ethics that applies to all employees, executive officers and directors of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of Company assets, accounting and recordkeeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel, and the reporting of illegal or unethical behavior. The Code of Business Conduct and Ethics was posted under the “Investor Relations” section of our website at www.keithley.com. Any waiver of any provision of the code granted to an executive officer or director may only be made by the Board or a Committee of the Board authorized to do so.
Shareholder Recommendations of Director Candidates
The charter of the Nominating and Corporate Governance Committee of the Company’s Board of Directors provides that the Committee shall make recommendations to the Board regarding director nominations, including director candidates recommended by shareholders. There have been no changes to the procedures by which shareholders may recommend nominees for the Board of Directors.
Audit Committee Members and Financial Expert
The Company’s Board of Directors had a standing Audit Committee, comprised of Barbara V. Scherer (Chairman), Brian Bachman, Brian J. Jackman and James B. Griswold. The Board has determined that Ms. Scherer is an audit committee financial expert within the meaning of Item 407 of Regulation S-K under the federal securities laws, and is independent applying the standards set forth in the New York Stock Exchange listing standards.
ITEM 11 — EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section describes the material elements of the Company’s compensation objectives and policies and the application of these objectives and policies to the Company’s executive officers, particularly the individuals named in the “Summary Compensation Table” set forth below.

Executive Compensation Governance
The Compensation and Human Resources Committee (the “Committee”) of the Board of Directors is responsible for reviewing and approving the Company’s executive compensation policies and objectives, reviewing the performance of senior management, setting executive compensation, and reviewing and approving the Company’s incentive compensation plans for senior management and equity based compensation plans for all eligible employees. Additionally, the Committee reviews and approves the amount and form of compensation to be paid to directors for serving on the Board of Directors and its committees. The Committee meets at least quarterly and more frequently as circumstances require. Members of the committee are independent directors under the listing standards of the New York Stock Exchange, “non-employee directors” within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.
The Committee has selected and retained Radford, a business unit of Aon Consulting, as an independent consultant on compensation issues. The Committee engaged Radford to provide the Committee peer group analysis, survey data and counsel on compensation trends and issues, including compensation levels for officers and the Board of Directors, equity grants (both value and grant terms), stock ownership guidelines and change in control benefits. The consultants report directly to the Chairman of the Compensation and Human Resources Committee, although they also provide advice and discuss compensation issues directly with management. The Committee has available to it relevant data and information regarding all elements of compensation as it makes its decisions regarding each element of compensation for the named executive officers. In fiscal year 2010, Radford did not otherwise provide consulting or advisory services to the Company.
The Chief Executive Officer and Chief Operating Officer attend committee meetings by invitation to provide input with respect to compensation and performance assessments of executive officers. In addition, the Chief Financial Officer attends certain meetings by invitation to provide input with respect to compensation plans. Consistent with the equity award grant policy adopted by the Board, the Committee delegates to the Chief Executive Officer authority to grant a limited number of equity awards as further described below under “— Equity Award Granting Practices.”
Executive Compensation Philosophy
The Committee seeks to support a pay for performance culture through the Company’s executive compensation programs with the following goals:
•	motivate executives to create shareholder value;
•	align the executives’ and shareholders’ short-term and long-term interests; and
•	attract, reward and retain high-performance executives.
In particular, the Company’s compensation programs are designed to reward the achievement of sales and earnings growth, quality of earnings and appreciation in the Company’s share price. The Committee also endeavors to set compensation levels that are competitive with similarly sized companies that are its direct competitors in the test and measurement industry as well as a broader group of technology companies with which we compete for employees.
The Committee evaluates the Company’s compensation program at least annually to ensure that compensation opportunities provided to key executives are competitive with the compensation packages provided to similarly situated executives in the Company’s peer group and market surveys of similarly sized technology companies based on revenue, number of employees and market capitalization. The Committee also reviews whether the program motivates executives to take the actions necessary to create shareholder value. The Committee seeks to foster a performance-oriented environment by making a significant portion of each executive’s cash and equity compensation based on the achievement of performance that the Committee believes will drive shareholder value creation. While in fiscal year 2009, due to global economic conditions and their effect on the Company and its industry, the Committee cancelled the cash bonus program for fiscal year 2009 and awarded equity incentives in the form of stock options and restricted stock instead of performance unit awards, due to the improvement in the Company’s results and sales forecasts, the Committee returned to its past practice of establishing a cash bonus program and awarding performance unit awards as part of its compensation program in fiscal 2010. In addition, during fiscal 2010, as the Company began its process of seeking a buyer for the Company, the Committee also considered retention and commitment to a successful sale process as another significant compensation objective.

The Committee allocates total compensation between currently paid cash compensation and long-term compensation. Although this allocation may vary from year to year, for fiscal year 2010 the allocation for Mr. Keithley, our Chief Executive Officer, or CEO, was 100% cash, of which 38% of total compensation was base salary and 62% was performance based. The allocation for Ms. Rae, our Chief Operating Officer, or COO, was approximately 80% cash and 20% long-term compensation. For our other executive officers, the allocation ranged from approximately 78% to 84% cash and 16% to 22% long-term compensation. The allocations are generally based on market competitiveness and the impact that the Committee believes each executive has on the Company’s long-term strategy. The executives with a greater impact on our long-term strategy and financial performance generally receive a higher percentage of long-term compensation; however, as discussed in more detail below, at Mr. Keithley’s suggestion, the equity awards that might otherwise have been allocated to him were allocated to other employees due to burn rate constraints.
Executive Compensation Methodologies
The design of the Company’s executive compensation program has two principal aspects:
•	establishing an overall total targeted compensation amount for each individual executive that is competitive within our industry; and
•	establishing for each individual executive the appropriate mix of base salary, and target bonus and equity incentive compensation tied to performance goals and the value of our common shares.
The Committee endeavors to set the sum of three components of our compensation program (base salary, annual cash bonus and long-term stock awards), or total direct compensation, at median levels for the executive’s position based on a review of peer group companies and two-broadly-based compensation surveys as described more fully below. Health and welfare benefits are the fourth component of our compensation program and are not considered part of total direct compensation, but are driven by median market practice. The Committee targets executives’ compensation at the market median for effective performance because it believes the median ensures that our compensation program is sufficiently competitive to attract and retain talented executives and maintain external pay equity. Further, our annual bonus and long-term incentive awards are typically structured to offer above median total direct compensation for Company performance that exceeds target performance. In addition, compensation decisions regarding specific individuals are impacted by individual job performance, internal pay equity, Company performance and significant changes in the competitive landscape for individuals possessing particular skills the Company requires. For fiscal year 2010, global economic conditions and their impact on the Company’s performance and cash position continued to factor into the Committee’s compensation decisions, as it balanced its usual considerations against the need for the Company to maintain appropriate cost levels and the challenges of setting performance targets in volatile market conditions.
The Committee annually reviews market information about executive compensation provided by Radford, together with performance assessments of our executives and recommendations provided by the CEO and COO (with the exception of Mr. Keithley for which no recommendation is made and Ms. Rae whose recommendation is made solely by the CEO). Generally, the Committee seeks to set executive officers’ base salaries to fall within a range of +/- 10% of the median of surveyed companies for effective performance, target bonus (as a percentage of salary) at approximately median, and target long-term compensation at median within the overall objective of targeting median total direct compensation in total for each executive performing at an effective level. From year to year, target long-term compensation may be constrained by the rate at which equity is issued under our equity compensation plans, or “burn rate.” If the Company has above-average performance, actual total compensation could exceed the median for total compensation for the surveyed companies in a given year.

For fiscal year 2010, the Committee generally continued to follow these methodologies and also considered how to account for the cost-cutting actions taken by the Company in fiscal 2009 in response to the global economic downturn that included a Company-wide salary reduction (12% for Messrs. Keithley and Plush and Ms. Rae and 10% for most other salaried personnel) and whether to put in place compensation arrangements that would be triggered by a change in control of the Company. In November 2009, the Committee established a fiscal year 2010 bonus plan that would pay out only after Company-wide salaries and 401(k) plan match were reinstated and, in January 2010, these items were reinstated. The Committee also acknowledged that the limitation of maintaining a burn rate that is consistent with proxy advisory firm preferences would restrict the Company’s ability to provide equity awards that were at market median levels and offered appropriate incentives to its employees, including the executive officers. Seeking to stay below a certain burn rate can reduce the number of shares that can be subject to awards and, when the Company’s share price is also low, result in low aggregate equity compensation. To aid in striking a balance between these considerations, the Committee accepted Mr. Keithley’s recommendation that he not receive any equity awards, and the shares that may have been allocated to him were instead used to compensate other employees. These factors, among others discussed in more detail below, such as the maximum bonus payout, resulted in total compensation for the named executive officers, other than Mr. Keithley, that was above the market median and, for Mr. Keithley, was at market median.
In determining what it believes to be market median for executive positions, the Committee obtains market information from Radford regarding competitive market compensation data available from the proxy statements of peer group companies selected by the Committee and from two broad-based electronics industry surveys. The Committee reviews the peer group each year to ensure that it continues to be comprised of companies appropriate for purposes of comparison. Generally, the Committee establishes the peer group so that, based on revenues, the Company rank is near the 50th percentile. To achieve this result for fiscal year 2010, the Committee had to remove several companies from last year’s list due to mergers and acquisitions. The peer group for fiscal year 2010 consists of the following publicly traded corporations, which are among those that we compete with for employees with similar skills:

•	Cascade Microtech, Inc.	•	Cohu, Inc.
•	Electro Scientific Industries, Inc.	•	EXFO Electro-Optical Engineering Inc.
•	FARO Technologies, Inc.	•	Intevac, Inc.
•	Ixia	•	LeCroy Corporation
•	LTX-Credence Corporation	•	Mattson Technology, Inc
•	Nanometrics Incorporated	•	Rudolph Technologies, Inc.
•	Symmetricom, Inc.	•	Tollgrade Communications, Inc.
•	X-Rite, Incorporated	•	Zygo Corporation
In addition, Radford supplemented the peer group data with data from two broad-based surveys covering companies in the electronics industry with revenue generally between $50 and $250 million to calculate a median consisting of a blended average of the two broad-based surveys and data from the peer group. The Committee uses the blended average to minimize the impact of any outlaying data points and because, in certain circumstances, the companies in the peer group do not have proxy data for similarly situated executive positions that can be used for comparison to one or more of our executives.
Our management works with Radford to make specific recommendations to the Committee with regard to compensation based upon the market data and management’s assessment of the performance of each individual executive officer (other than the CEO). Compensation amounts realized from past years and prior year equity awards are generally not considered in the current year’s determination of each individual’s compensation package. The impacts of tax or accounting treatments for particular forms of compensation also are generally not considered, except to the extent they reflect industry norms. For the CEO’s compensation, the Lead Director and the Chairman of the Committee lead an assessment by the independent directors of the CEO’s performance. Each independent director is asked to provide a confidential written assessment of the CEO to the Lead Director and to the Chairman of the Committee. The Chairman of the Committee then prepares a consolidated review, which is distributed to the Lead Director, and then to the independent directors for comment. Based on this assessment and the market data, the Committee sets the CEO’s compensation, and discusses its recommendations with the independent directors. This process was modified beginning with the establishment of the CEO’s fiscal year 2010 compensation, with the Lead Director taking the primary role in soliciting and consolidating the assessments by the other independent directors.

All salary changes for executive officers are generally made effective each January 1 and base pay levels and long-term incentive awards are generally determined and approved near the end of the calendar year at a regularly scheduled Committee meeting. The date is determined well in advance and generally occurs at the same time each year (in November) in connection with regularly scheduled Board and Committee meetings. For fiscal year 2010, as noted above, salaries were increased in January 2010 just to restore the January 2009 levels, and no further increases were made to the executive officers’ salaries. The bonus plan structure, which is based on return on sales, and preliminary annual bonus targets were reviewed at the Committee meetings held in August and September 2009, and final annual bonus targets were reviewed and approved at a meeting in November 2009. At these meetings, the Committee also reviewed the burn rate and type of equity awards and allocation among such types to be made to the named executive officers, as well as the performance targets and related assumptions and calculations for the Performance Award Unit Program. The Committee approved the Performance Award Unit Program and the equity awards to executive officers at a December 2009 meeting, rather than the November meeting, due to the pending announcement of the sale of the Company’s radio frequency (or RF) product line.
Elements of Executive Compensation
The Company’s executive compensation program provides the named executive officers with the elements of compensation described below.
Base Salary
Executive officers’ base salaries are benchmarked against the market median of the proxy data and the surveys discussed above. In general, for those executive officers who are not new to their positions and who are performing in an effective manner, their salaries are targeted to the market median. Performing in an effective manner means that the executive produces expected results, meets business objectives, demonstrates growth and is consistent with median performance of any possible peer comparisons with regard to accomplishments, skills, knowledge, demonstration of results and key values. The Committee typically considers salary increases based upon individual experience and performance and to ensure the Company’s compensation remained competitive with market movements for individuals with similar skills and experience in similar industries, with a target percentage for each of these individuals within a range of 10% of median.
The following table sets forth the annualized base salary and the percentage increase for each named executive officer for fiscal year 2010.

		% Increase Over 2009 Base	% Increase Over 2008
Named Executive Officer	Annual Base Salary	Salary (1)	Base Salary (1)
Joseph P. Keithley	$425,184	14%	0%
Mark J. Plush	$255,589	14%	0%
Linda C. Rae	$275,015	14%	0%
Larry L. Pendergrass	$224,000	11%	0%
Daniel A. Faia	$250,008	0%	0%

(1)
The increase reflects the reinstatement, effective January 1, 2010, of salaries in effect prior to the Company-wide salary reductions implemented on January 1, 2009. Mr. Faia joined the Company in February 2009 and, therefore, had not been subject to the salary reductions.

Annual Bonus Program under the Annual Incentive Compensation Plan
The Committee typically determines target bonus awards under the Company’s Annual Incentive Compensation Plan, which are expressed as a percentage of base salary, for each executive officer based on the blended average market median discussed above determined by Radford for similar positions. The target bonus amounts are determined by the Committee, with consideration of the CEO’s recommendations (other than with respect to his own). Given the timing of salary increases, the prior year’s base salaries are usually used for determining target bonus awards in the current fiscal year Annual Incentive Compensation Plan. For each executive, the Committee establishes a performance threshold and target and a level at which the executive’s maximum bonus is earned. Awards under the plan are paid based upon actual performance against the pre-established performance objectives for the year approved by the Committee. For Company performance at or below threshold performance, no bonus is earned. If Company performance is above threshold, payouts progress up to a maximum of two times the target bonus amount established for each executive.
The Committee evaluates the performance factors and targets for the Annual Incentive Compensation Plan each year. The Committee does not necessarily establish the performance targets based on management’s operating plan, but rather on performance levels that the Committee believes promotes Company growth without sacrificing quality of earnings or providing an incentive to executives to engage in risky business activities. For fiscal year 2010, the Committee approved an Annual Incentive Compensation Plan with a design different from prior years to also address the need to balance the Company’s cash position against performance incentives. The plan provided that for each fiscal quarter in fiscal year 2010, 25% of the amount by which the Company’s Return on Sales (as defined below) exceeded 5% would be contributed to a bonus pool (the “Bonus Pool”) to be divided among participants in accordance with the percentage of the Bonus Pool specified in such participant’s award. “Return on Sales” is defined as pre-tax earnings divided by net sales (excluding special items as approved by the Committee in its sole discretion). No funds were to be allocated to the Bonus Pool during a quarter unless the Company had restored its salaries and 401(k) plan match to at least the levels in place immediately prior to January 1, 2009. Each quarter, the percentage of total bonus was to be calculated based on the current participants at quarter end. As of the end of fiscal year 2010, the aggregate amount accumulated in the Bonus Pool was payable to the participants in accordance with such participant’s award and the other terms and conditions of the Plan.
Bonus payouts under the Annual Incentive Compensation Plan are calculated at the end of each fiscal year and are paid annually in cash unless the employee has made a deferral election. Company performance in fiscal year 2010 resulted in a Return on Sales of 20%. As a result, the bonuses for the executive officers represented their maximum payout amounts.
The following table shows the annual bonus target under the Annual Incentive Compensation Plan, both as a percentage of salary and as a dollar amount for each named executive officer for fiscal 2010:

Named Executive	Annual Bonus Target as a
Officer	Percentage of Salary	Annual Bonus Target ($)	Actual Bonus Payout ($)
Joseph P. Keithley	80%	$340,147	$680,294
Mark J. Plush	50%	$127,795	$255,590
Linda C. Rae	60%	$165,008	$330,016
Larry L. Pendergrass	40%	$89,600	$179,200
Daniel A. Faia	65%	$162,505	$325,010
Long-Term Compensation Program
The purpose of the Company’s long-term incentive compensation program is to provide a substantial equity incentive for our executive officers to manage the business for the long-term, complementing the annual bonus that rewards performance in a particular year, and to reward them for the performance of the Company and its enterprise value over multi-year periods.

The Committee annually has awarded long-term compensation in the form of non-qualified stock options, performance award units and restricted stock units. Stock options typically vest as to 50% of the shares two years from the grant date, with an additional 25% vesting each year thereafter. Restricted stock units vest and are settled by the issuance of common shares on the fourth anniversary of the grant date. Performance award units entitle the executive to receive a specified number of Common Shares if performance goals have been achieved as of the end of a three-year period. In fiscal year 2009, the Committee did not establish a Performance Award Unit Program, but made a subsequent award of stock options to key employees other than Mr. Keithley. This was due to the strategic decisions the Company would likely be facing during fiscal year 2009 to address the industry downturn, and potential costs and uncertainty that could accompany these decisions, which made it difficult to set performance metrics for equity awards that would serve as an appropriate incentive during the course of the performance period. For fiscal year 2010, the Committee awarded a combination of stock options, restricted stock units or performance award units. The allocation was based on the targeted aggregate amount of compensation, retention goals and the executives’ ability to impact the Company’s execution of its long-term plans, and therefore, the greater emphasis on pay for performance that each type of award provides.
Mr. Keithley did not receive any equity awards for fiscal year 2010 so that these awards could be allocated to other employees. Ms. Rae and Mr. Plush received a split between stock options and performance award units that reflected an allocation of 1/3 of the aggregate award value in options and 2/3 of the aggregate value in performance award units. The other executive officers received 1/3 of their award value in each of stock options, performance award units and restricted stock units.
The performance award units awarded by the Committee for fiscal year 2010 have a performance period that began on the grant date of December 4, 2009 and ends on September 30, 2012. The performance measure for the award is the Company’s Total Shareholder Return (TSR) growth rate compared to that of companies in the Russell Microcap Index. If there are changes in the companies that are included in the index as of the beginning of the measurement period compared to the end of the measurement period, for example, as a result of acquisitions, mergers, bankruptcies or going private transactions, that have a significant impact on the resulting TSR growth rate, the Committee in its sole discretion may exclude the impact of one or more of such companies’ TSR from the index group.
The common shares subject to the performance award units will be earned and issued at the target (100%) payout amounts if the Company’s TSR growth rate is at the median of the companies in the index. Actual payout percentages will be based on a linear slope with a minimum payout threshold at the 25th percentile and maximum payout of 200% of target at the 75th percentile. Each percentile increase above the 25th will equate to a 4% payout increase, as demonstrated in the table below.

The Company’s
TSR Growth Rate
Percentile	0 – < 25th	> 25th – < 35th	> 35th – <50th	> 50th – < 65th	> 65th – < 75th	> 75th – < 100th
% Payout of Target	0%	4% – 40%	44% – 100%	104% – 160%	164% – 200%	200%
The Committee has not established any long-term incentive programs that are settled in cash because the Committee believes that stock settled programs offer better alignment between the interests of our executive officers and our shareholders. In fiscal year 2009, the Committee established guidelines for the 10-year retention of a portion of the restricted stock unit awards as part a change in its long-term compensation philosophy. See “—Company Stock Ownership Guidelines.”
Radford establishes a median dollar value for competitive long-term pay for each executive officer position based on the blended average market median described above. As noted above, because of the burn rate constraints, the Company was not able to provide market median long-term compensation values to employees in fiscal 2010, and Mr. Keithley did not receive any equity awards. As a result, the Committee awarded a mix of equity awards with a targeted value below the market median for each position, with adjustments for individual performance.

The following table shows the median total dollar amount of the long-term compensation as determined by Radford for each executive officer, the actual number of stock options, performance award units and restricted stock units granted to each named executive officer in fiscal year 2010, and the total dollar value of long-term awards granted for fiscal year 2010.

	Median Target			Number of	Dollar Value
	Dollar Value of the	Number of	Number of	Restricted	of Long-term
	Long-Term	Stock Options	Performance	Stock	Incentives
	Compensation as	Awarded in	Award Units	Granted in	Awarded in
Named Executive	determined by	Fiscal Year	Granted in	Fiscal Year	Fiscal Year
Officer	Radford	2010	Fiscal Year 2010	2010	2010 (1)
Joseph P. Keithley	$331,000	—	—	—	—
Mark J. Plush	$149,400	22,250	22,250	—	$141,230
Linda C. Rae	$151,100	25,350	25,350	—	$160,907
Larry L. Pendergrass	$100,800	13,200	6,600	4,400	$74,414
Daniel A. Faia	$134,100	18,850	9,450	6,300	$106,442

(1)
For this purpose, performance award units and restricted stock award units are valued at the share price at the time of the grant, and stock options are valued at the time of the grant, based on a Black-Scholes model that represents about 49% of the stock price at the date of grant. For additional detail about our equity awards and the accounting for them, see the “Grants of Plan-Based Awards for Fiscal Year 2010” and the “Outstanding Equity Awards at September 30, 2010” tables below.

The three-year performance period for awards granted under the Company’s Performance Award Unit Program in fiscal year 2008 was completed at the end of fiscal year 2010. The Committee reviewed the award payouts under the program in November 2010 and reviewed the revenue growth of the peer companies compared to the Company’s revenue growth for the relevant three-year period that ended June 30, 2010. In addition, the Committee reviewed the Company’s average ROA and average ROIC for the three-year period that ended September 30, 2010. It was determined, based on the Company’s performance, that Mr. Keithley, Mr. Plush and Ms. Rae had earned a payout of 125% of the initial award value based on the ROIC target and that the other executive officers had earned a payout of 100% of the initial award value based on the ROA target.
Change in Control Severance Benefits
During fiscal 2010, the Company engaged in a process to identify a buyer for the Company, which resulted in the execution of a merger agreement with Danaher Corporation, or Danaher, on September 29, 2010. The process spanned many months and required a significant commitment from the Company’s executive officers to reach a successful conclusion. The Committee recognized the need for the management team’s effort and determined, with the advice of Radford, that the Company should enter into change in control agreements with the executive officers other than Mr. Plush and Mr. Keithley and an amended employment agreement with Mr. Plush, and the Board determined to enter into a change in control agreement with Mr. Keithley, to retain and motivate these individuals through the sale process. The Committee considered the severance arrangements established by the Company’s peers and others to set severance benefit levels that it felt were comparable with general market practice. The terms of these agreements, which are described in more detail under “Potential Payments Under Employment Termination, Death or Change in Control — Change in Control Agreements” and “—Amended Employment Agreement with Mr. Plush,” generally provide for the payment of a severance package upon termination of employment by the Company without cause or by the executive for good reason within the two year (or in the case of Mr. Plush, three year) period following a change in control.
Health and Welfare
The Committee reviews the benefits provided to executive officers annually. Periodically, it compares the value of these benefits to market data provided by Radford to ensure that these benefits and their value are reasonable and customary.

The Committee has provided named executive officers with the same health and welfare benefits it provides all its other U.S. based employees, including: medical, dental and vision coverage, life and disability insurance, a defined benefit pension plan, a defined contribution plan and an employee stock purchase plan. In addition, the Company provides each employee with term life insurance with death benefits equal to two times base salary, although executive officers, at their option, may receive whole life insurance rather than term life insurance.
Retirement Plans
The Company provides opportunities for all employees to save for retirement in three benefit plans: a voluntary defined contribution plan (401(k)), a company funded defined benefit pension plan and an employee stock purchase plan. These plans are designed to provide competitive retirement benefits. The Committee determined that the annual cost to the Company of the 401(k) and defined benefit pension plans approximated the median contributions of similarly situated companies for combined employee savings/retirement programs.
401(k). The Company maintains a defined contribution retirement plan for all its eligible employees in the United States under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).
The 401(k) Plan offers the named executive officers and all other employees the opportunity to defer income. In years prior to fiscal year 2009, the Company made a mandatory matching contribution to each employee equal to 25% of up to 6% compensation deferred by the employee, and was to match up to 50% of up to 6% of compensation deferred depending upon the Company’s financial performance. In December 2008, the Company determined to suspend its matching contributions in response to the rapid deterioration in global economic and industry conditions. The match was reinstated as of January 1, 2010. The rules of the Internal Revenue Code limit the compensation that may be used in applying any deferral election or matching contribution. In 2010, that limit was $16,500 the (“IRS Cap”). In addition, the 401(k) Plan limits contributions to 25% of an employee’s base pay or the IRS Cap, whichever is less. The Company does not provide a tax-deferred non-qualified plan which would allow employees in excess of the IRS Cap to defer and receive a match on that portion of their compensation that does not qualify for the 401(k) Plan.
Defined Benefit Pension Plan. The Company’s United States pension plan provides retirement benefits to eligible participants who terminate employment at or after age 65, or who terminate employment before age 65 with at least five years of service. Benefits commence after termination of employment, but not before age 55. Retirement benefits are computed on the basis of pension credits for each year of the employee’s service. Generally, an employee’s pension credits will be equal to the sum of (i) 0.9% of the employee’s high five-year average annual compensation, not in excess of the employee’s Social Security “covered compensation” (as defined by Section 401(I)(5)(E) of the Internal Revenue Code) as of September 30, 1999, plus 1.5% of such average annual compensation in excess of “covered compensation,” with such sum multiplied by the employee’s years of credited service (up to 30 years) through September 30, 1999; plus (ii) 1.2% of the employee’s annual compensation for each plan year beginning on or after October 1, 1999. The annual retirement benefit (paid as a straight life annuity) of an average employee who works until normal retirement age will equal approximately 20-25% of his or her final pay at age 65. Several factors would impact the amount of the retirement benefit including leaving employment prior to normal retirement age or receiving wages that exceed the compensation limit for qualified pension plans. The Company does not maintain any supplemental retirement plans in which any named executive officer participates.
Employee Stock Purchase Plan. The Company provides an Employee Stock Purchase Plan to all eligible employees, including named executive officers. The plan provides that an employee may defer up to $25,000 per calendar year into the plan. The plan purchases shares with monies deferred once a year giving each plan participant a 5% discount on the share price. The share price is determined by the closing share price on the last day of the plan year which is June 30. The plan was suspended as of June 30, 2010 and terminated as of the closing of the merger with Danaher.

Perquisites
The Company provides executive officers with a Company car, a cell phone, access to financial planning services, and access to a health club membership. Executive officers other than Mr. Keithley receive whole life insurance equal to two times their annual salary (in lieu of term insurance that is available to other employees and received by Mr. Keithley). In addition, to assist the Company in conducting business meetings and/or entertainment, the Company pays the cost of certain club dues for the CEO. Although the CEO may derive some personal benefit from the club use, the membership is used extensively for business purposes and he pays all expenses of his personal use.
Other Change in Control and Severance Arrangements
Upon a change in control as defined in the Keithley Instruments, Inc. 2002 Stock Incentive Plan and 2009 Stock Incentive Plan, all stock options and any outstanding stock appreciation rights granted under the plans become immediately exercisable in full and all restricted stock grants, including restricted stock units and performance award units, become immediately vested and any applicable restrictions lapse. Performance award units vest at target levels. The Company does not have a formal severance policy, and the Committee must review and approve the severance of any officer. With the exception of Mr. Plush, no executive officer has a separate agreement providing for severance benefits not in connection with a change in control.
Equity Award Granting Practices
The Committee’s typical practice has been to grant long-term incentive awards (options, performance award units and restricted stock units) at its November meeting held during the Company’s first fiscal quarter. The Board of Directors adopted a formal policy regarding the granting of equity awards in December 2006, which was amended in August 2009, and provides for the following:
•	All options will be made in accordance with the 2002 Stock Incentive Plan, 2009 Stock Incentive Plan or any successor plan.
•
All awards will be granted by the Committee, except for stock options, performance unit awards, restricted stock or restricted stock units to be granted by the CEO pursuant to specifically delegated authority, including inducement grants to new hires, retention grants and promotion grants, which may not exceed a certain number of shares per fiscal year as established by the Committee. The CEO’s delegated authority does not include any grants to executive officers, which is retained solely by the Committee.

•
All annual grants will generally be made at a Committee meeting held in conjunction with the first regularly scheduled Board meeting of the fiscal year, which will generally be scheduled to occur shortly after the announcement of fiscal year-end earnings. As discussed above, in fiscal year 2010, the Committee deferred consideration of annual equity grants at its December 2010 meeting due to the pending announcement of the sale of the Company’s RF business.

•
Annual grants will have a grant date of the approval date and will have an exercise price of the NYSE closing price on the date of approval or the next trading day after the date of approval if the approval date is not a trading date.

•
Any off-cycle award (awards to new hires or in connection with a promotion or other special recognition) made by either the Committee or the CEO will have a grant date of the third trading day following the next release of annual or quarterly earnings and an exercise price equal to the closing price of the NYSE closing price on the grant date.

In addition, all long-term equity incentive awards are subject to forfeiture, set off and recoupment for certain claims that the Company may have against an award recipient within a three-year period following the end of the recipient’s employment with the Company. These claims include:
•	direct or indirect disclosure of trade secret or confidential information;
•	use of confidential information within the three years preceding the recipient’s termination from employment with the Company;
•	any material violation by the optionee of the terms of any written agreement between the recipient and the Company;
•	any act of embezzlement, fraud or breach of fiduciary duty during the recipient’s employment with the Company that contributed to a restatement of the Company’s financial statements;
•
any act of embezzlement, fraud, dishonesty, nonpayment of any obligation to the Company, breach of fiduciary duty or deliberate disregard of Company rules resulting in a loss, damage or injury to the Company; or

•	any attempt to induce any Company employee or any consultant of the Company to terminate his or her employment or other contractual relationship with the Company.
These rights of forfeiture, set off and recoupment extend to any gain, profit and income a recipient has realized from awards granted in 2007 or later, net of amounts withheld by the Company in connection with any exercise(s), within the 36-month period prior to the violation.
Company Stock Ownership Guidelines
The Committee adopted a Share Ownership Program which requires executive officers who receive restricted stock units under the long-term incentive program to hold some portion of the vested after-tax award for a period of ten years or termination from the Company. The percentages of after-tax amounts to be held are as follows:

Job Title	% of Restricted Grant (after tax) to be Held
CEO	100%
COO	75%
CFO	75%
Vice President	50%
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on the review and discussions referred to above, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
Compensation and Human Resources Committee(1)
Brian R. Bachman, Chairman
Leon J. Hendrix, Jr.
Dr. N. Mohan Reddy
Thomas A. Saponas

(1)	Until the closing of the merger on December 8, 2010.

Summary Compensation Table
The following table sets forth information concerning the compensation for our Chief Executive Officer and Chief Financial Officer, as well as the three next highest paid executive officers of the Company during fiscal year 2010 (collectively, the “Named Executive Officers”).

							Change in
							Pension Value
						Non-Equity	and Nonqualified	All
				Stock	Option	Incentive Plan	Compensation	Other
	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation(2)	Earnings(3)	Compensation(4)	Total
Joseph P. Keithley	2010	$412,429	—	$—	$—	$680,294	$135,625	$50,044	$1,278,392
Chairman, President	2009	386,918	—	—	—	—	125,306	50,564	562,788
and CEO	2008	425,184	—	176,016	115,061	—	11,182	54,315	781,758

Mark J. Plush	2010	$247,921	—	$149,743	$46,520	$255,590	$98,665	$35,581	$834,020
Senior Vice President and	2009	232,586	—	13,754	29,065	—	88,705	33,830	397,940
Chief Financial Officer	2008	255,589	—	87,552	38,153	—	12,292	35,320	428,906

Linda C. Rae	2010	$266,764	—	$170,606	$53,001	$330,018	$37,005	$29,096	$886,490
Executive Vice President	2009	250,263	—	15,548	32,765	—	32,699	22,863	354,138
and Chief Operating Officer	2008	275,015	—	88,464	57,981	—	59	35,181	456,700

Larry L. Pendergrass	2010	$218,400	—	$63,162	$27,598	$179,200	$38,836	$21,516	$548,712
Vice President,	2009	207,200	—	17,342	18,390	—	29,991	19,992	292,915
New Product Development	2008	221,793	—	57,456	24,935	—	8,967	27,452	340,603

Daniel A. Faia(5)	2010	$250,008	—	$90,437	$39,411	$325,010	$17,554	$2,525	$724,945
Vice President,	2009	166,672	—	—	78,245	—	23,881	100,000	368,798
Worldwide Sales & Support	2008	—	—	—	—	—	—	—	—

(1)
The amount reported represents the grant date fair value of stock options, performance award units and restricted stock units awarded during fiscal year 2010 under the Company’s long-term compensation program and, more specifically, under the Company’s 2002 Stock Incentive Plan. See the Grants of Plans Based Awards for Fiscal 2010 table below and Note I of Notes to Consolidated Financial Statements included in Part II — Item 8 of this Annual Report on Form 10-K for fiscal year 2010 (“Form 10-K”) for information on the grant date fair value of each award and a description of the assumptions used in that computation. The actual value realized to the Named Executive Officers with respect to stock awards was the consideration paid at the closing of the merger.

(2)
Represents annual cash incentive awards under the Annual Incentive Compensation Plan. For fiscal year 2008, the Company did not achieve the threshold targets specified for payout of bonus awards under the Annual Incentive Compensation Plan. For fiscal year 2009, the awards under the Annual Incentive Compensation Plan were cancelled. Accordingly, no amounts were earned under this plan in fiscal years 2009 or 2008. For fiscal year 2010, the Company’s aggregate bonus pool was based on the amount by which the Company’s Return on Sales exceeded 5% and a portion of the bonus pool was allocated to each of the Named Executive Officers in accordance with their target bonus percentage established under the 2010 Annual Incentive Compensation Plan. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Bonus Program under the Annual Incentive Compensation Plan” above.

(3)
Amounts consist of the change in the annual actuarial present value of the pension benefits for each Named Executive Officer pursuant to the Company’s Defined Benefit Pension Plan, as also reported in the Pension Benefits at September 30, 2010 table below. The discount rate used to determine the present value of the pension benefit was 5.375%, 6.0% and 7.0% for fiscal years 2010, 2009 and 2008, respectively. None of the Named Executive Officers received above-market or preferential earnings on deferred compensation under the Deferred Compensation Plan.

(4)	The following table provides detail for the aggregate “All Other” Compensation for each Named Executive Officer:

			401(k)
			Matching
	Year	Company Car (a)	Contribution	Club Dues	Financial Planning	Life Insurance (c)	Miscellaneous
Joseph P. Keithley	2010	$13,170	$3,954	$15,048	$12,000	$5,872	—
	2009	14,550	107	14,716	12,000	9,191	—
	2008	15,069	3,375	14,681	12,000	9,190	—
Mark J. Plush	2010	$17,308	$2,847	$1,882	$8,000	$5,544	—
	2009	18,251	853	1,946	7,500	5,280	—
	2008	17,417	3,375	2,000	7,500	5,028	—
Linda C. Rae	2010	$15,155	$3,094	$879	$8,000	$1,968	—
	2009	18,204	356	1,003	1,500	1,800	—
	2008	18,678	3,375	1,677	7,500	1,786	$2,165	(b)
Larry L. Pendergrass	2010	$15,207	$1,400	—	$1,205	$3,704	—
	2009	14,943	—	—	1,055	3,994	—
	2008	12,635	3,323	—	7,500	3,994	—
Daniel A. Faia	2010	—	$1,875	—	—	$650	—
	2009	—	—	—	—	—	$100,000	(b)
	2008	—	—	—	—	—	—

(a)	The amounts were determined based on costs of the car leases, insurance, maintenance and gasoline.

(b)
For Ms. Rae, represents payment made upon the sale of Company car pursuant to the terms of the lease arrangement and for Mr. Faia, represents a real estate allowance paid in connection with relocation to Cleveland, Ohio pursuant to the terms of Mr. Faia’s employment letter.

(c)	Represents premiums for whole life insurance and, for Mr. Keithley, term life insurance.

(5)	Mr. Faia joined the Company in February 2009.

Grants of Plan-Based Awards for Fiscal Year 2010
The following awards were granted on the terms set forth below during fiscal year 2010 and were cancelled in exchange for the consideration specified in the Merger Agreement and the closing of the merger on December 8, 2010.

								All
								Other
								Stock			Grant
								Awards:	All Other	Exercise	Date Fair
								Number	Option	or	Value of
		Estimated Future Payouts Under						of	Awards:	Base	Stock
		Non-Equity Incentive Plan Awards			Estimated Future Payouts Under			Shares	Number	Price of	and
		(1)(2)			Equity Incentive Plan Awards(3)			of Stock	of Securities	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards	Awards
Name	Date	$	$	$	#	#	#	# (4)	Options # (5)	$/Sh (6)	$ (7)
Joseph P. Keithley	12/4/2009	0	340,147	680,294	—	—	—	—	—	—	—
Mark J. Plush	12/4/2009	0	127,795	255,590	0	22,250	44,500	—	22,250	$4.26	$196,263
Linda C. Rae	12/4/2009	0	165,008	330,016	0	25,350	50,700	—	25,350	$4.26	$223,607
Larry L. Pendergrass	12/4/2009	0	89,600	179,200	0	6,600	13,200	4,400	13,200	$4.26	$90,760
Daniel A. Faia	12/4/2009	0	162,505	325,010	0	9,450	18,900	6,300	18,850	$4.26	$129,848

(1)
The options, shares acquired upon exercise of options or vesting or performance award units and restricted stock awards and any gain realized in connection therewith are subject to additional forfeiture and recoupment provisions for conduct that is detrimental to the Company. See “Compensation Discussion and Analysis— Equity Award Granting Practices” above.

(2)
Represents possible payouts under the 2010 Annual Incentive Compensation Plan. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Bonus Program under the Annual Incentive Compensation Plan” above. The Named Executive Officers received their maximum payout amounts.

(3)
Represents the range of common shares that could be earned pursuant to the performance award units made under the 2002 Stock Incentive Plan as part of the long-term compensation program. See “Compensation Discussion and Analysis—Elements of Compensation—Long Term Compensation Program” above.

(4)
Represents restricted stock units awarded under the 2002 Stock Incentive Plan as part of the long-term compensation program that become fully vested on December 4, 2013. Common shares represented by such vested restricted unit awards are to be delivered promptly after such vesting date.

(5)
Represents stock options awarded under the 2002 Stock Incentive Plan, as part of the long-term compensation program, having an exercise price equal to the fair market value of the common shares on the date of grant. The options vest as to 50% of the common shares subject to the award on the second anniversary of the date of grant and as to 25% of the shares on each anniversary thereafter. The stock options expire 10 years from the date of grant unless otherwise expired as described above.

(6)	Represents the exercise price of the stock option, which was the closing date market price of the Company’s common shares on the NYSE on the grant date.

(7)
The grant date fair value of each award was computed in accordance with FASB ASC Topic 718. For options, the per share valuation was $2.09, for restricted stock units it was $4.26 per share and for performance award units it was $6.73. See Note I of Notes to Consolidated Financial Statements included in Part II — Item 8 of this Form 10-K.

Outstanding Equity Awards at September 30, 2010
The following awards were outstanding on September 30, 2010 and were cancelled in exchange for the consideration, ig any, specified in the Merger Agreement and the closing of the merger on December 8, 2010.

							Stock Awards
									Market		Equity Incentive
									Value		Plan Awards:
	Option Awards						Number of		of Shares or	Equity Incentive	Market or
	Number of		Number of				Shares or		Units of	Plan Awards:	Payout
	Securities		Securities				Units of		Stock	Number of	Value of
	Underlying		Underlying				Stock		That	Unearned	Unearned
	Unexercised		Unexercised		Option		That Have		Have	Shares, Units	Shares, Units
	Options		Options		Exercise	Option	Not Yet		Not Yet	or Other Rights	or Other Rights
	#		#		Price	Expiration	Vested		Vested	That Have Not	That Have Not
Name	Exercisable		Unexercisable		$	Date	# (1)		$ (1)	Yet Vested # (2)	Yet Vested $ (2)
Joseph P. Keithley	100,000				18.41	7/24/2011	1,308	(3)	$28,135	0	0
	100,000				13.76	7/23/2012
	100,000				16.12	7/18/2013
	70,000				18.75	7/16/2014
	55,000				15.05	10/3/2015
	19,150		19,150	(4)	9.12	11/9/2017
Mark J. Plush	38,000	(5)			18.41	7/24/2011	5,552	(6)	$119,424	22,250	$478,598
	25,029				13.76	7/23/2012
	33,000				16.12	7/18/2013
	28,000				18.75	7/16/2014
	10,400				15.05	10/3/2015
	6,350		6,350	(4)	9.12	11/9/2017
			27,500	(7)	2.99	2/6/2019
			22,250	(8)	4.26	12/4/2019
Linda C. Rae	25,000				18.41	7/24/2011	5,200		$111,852	25,350	$545,278
	30,000				13.76	7/23/2012
	50,000				16.12	7/18/2013
	41,000				18.75	7/16/2014
	25,000				15.05	10/3/2015
	18,750		6,250	(9)	14.00	1/30/2017
	9,650		9,650	(4)	9.12	11/9/2019
			31,000	(7)	2.99	2/6/2019
			25,350	(8)	4.26	12/4/2019
Larry L. Pendergrass	20,000				12.43	5/19/2013	10,200		$219,402	6,600	$141,966
	25,000				18.75	7/16/2014
	8,800				15.05	10/3/2015
	7,200		2,400	(9)	14.00	1/30/2017
	4,150		4,150	(4)	9.12	11/9/2017
			17,400	(7)	2.99	2/6/2019
			13,200	(8)	4.26	12/4/2019
Daniel Faia			70,000	(10)	3.16	2/9/2019	6,300		$135,513	9,450	$203,270
			18,850	(8)	4.26	12/4/2019

(1)
Represents restricted stock units awarded under the 2002 Stock Incentive Plan as part of the long-term compensation program, which vest four years after the date of grant. The value is based on the closing price of the common shares on the NYSE on September 30, 2010 of $21.51 per share.

(2)
These amounts represent performance award units that were granted in fiscal year 2010 under the 2002 Stock Incentive Plan as part of the long-term compensation program. The value is based on the closing price of the common shares on the NYSE on September 30, 2010 of $21.51 per share.

(3)	Restricted shares, which vested December 1, 2010.

(4)	Represents options that vest as follows: 50% of the shares vested on November 9, 2009; 25% of the shares vested on November 9, 2010; and the final 25% of the shares will vest on November 9, 2011.

(5)
Includes an option to purchase 16,251 shares held by Mr. Plush’s former wife. Mr. Plush may exercise the options solely upon the direction of his former wife who is entitled to the shares issued upon exercise.

(6)
Includes 4,600 restricted stock units awarded under the 2002 Stock Incentive Plan as part of the long-term compensation program, which vest four years after the date of grant and 952 restricted shares vesting on June 1, 2011.

(7)	Represents options that vest as follows: 50% of the shares vest on February 6, 2011; 25% of the shares vest on February 6, 2012; and the final 25% of the shares will vest on February 6, 2013.

(8)	Represent options that vest as follows: 50% of the shares vest on December 4, 2011; 25% of the shares vest on December 4, 2012; and the final 25% of the shares will vest on December 4, 2013.

(9)	Represents options that vest as follows: 50% of the shares vest on January 30, 2009; 25% of the shares vest on January 30, 2010; and the final 25% of the shares will vest on January 30, 2011.

(10)	Represents options that vest as follows: 50% of the shares vest on February 9, 2011; 25% of the shares vest on February 9, 2012; and the final 25% of the shares will vest on February 9, 2013.
Option Exercises and Stock Vested for Fiscal Year 2010

	Option Awards		Stock Awards (1)
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	($)	($)
Joseph P. Keithley	—	—	24,125	$518,929
Mark J. Plush	—	—	12,000	$258,120
Linda C. Rae	—	—	12,125	$260,809
Larry L. Pendergrass	—	—	6,300	$135,513
Daniel Faia	—	—	—	—

(1)
These amounts represent performance award units that were granted in fiscal year 2008 under the 2002 Stock Incentive Plan as part of the long-term compensation program and vested on September 30, 2010. The final payout amounts were established based on and following the Committee’s review of the Company’s financial performance over the performance period of fiscal year 2008 through fiscal year 2010. The payouts reflect 125% of the individual’s target award, except for Mr. Pendergrass, which reflects 100% of his target award. The awards were settled for the number of common shares set forth in the table on October 27, 2010. The value set forth in the table is based on the closing price of the common shares on the NYSE on September 30, 2010 of $21.51 per share.

Pension Benefits at September 30, 2010

			Present Value	Payments
		Number of Years	of Accumulated	During Last
		Credited Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($) (1)	($)
Joseph P. Keithley	Keithley Instruments, Inc. Employees’ Pension Plan	34.4	783,562	—
Mark J. Plush	Keithley Instruments, Inc. Employees’ Pension Plan	28.6	518,205	—
Linda C. Rae	Keithley Instruments, Inc. Employees’ Pension Plan	15.6	127,535	—
Larry L. Pendergrass	Keithley Instruments, Inc. Employees’ Pension Plan	7.3	128,618	—
Daniel Faia	Keithley Instruments, Inc. Employees’ Pension Plan	1.7	17,554	—

(1)
The accrued benefits are shown as annual straight life annuities payable at age 65 calculated as of the measurement date of September 30, 2010. The actuarial present value of the accumulated benefits under the Defined Benefit Plan is based on assumptions consistent with those used for fiscal year 2010 disclosure under U.S. GAAP, which includes a discount rate of 5.375%, retirement at age 65 and no pre-retirement decrements. See “Compensation Discussion and Analysis—Elements of Executive Compensation—Retirement Plans—Defined Benefit Pension Plan” above.

Nonqualified Deferred Compensation for Fiscal Year 2010

	Executive	Registrant	Aggregate Earnings	Aggregate	Aggregate
	Contributions in	Contributions in	(Losses) in Last	Withdrawals/	Balance at
	Last FY	Last Fiscal Year	Fiscal Year	Distributions	Last Fiscal Year
Name	($)	($)	($) (1)	($)	($)

Joseph P. Keithley (2)	-0-	-0-	-0-	-0-	-0-

Mark J. Plush	-0-	-0-	15,808	-0-	175,783

Linda C. Rae	-0-	-0-	10,209	-0-	84,984

Larry L. Pendergrass (3)	—	—	—	—	—

Daniel A. Faia (3)	—	—	—	—	—

(1)
Not reported as compensation to the Named Executive Officers for tax purposes. Until fiscal 2009, the deferred compensation plan provided the Named Executive Officers with the opportunity to defer receipt of cash compensation. The Company does not contribute to this plan. Participants were able to elect to defer all or part of their cash compensation (base salary and annual bonus) for a specified period of years or until retirement and select from a variety of investment funds from which the earnings on their deferred cash compensation account will be determined.

(2)	Mr. Keithley’s distribution was made pursuant to his previously made election to receive a lump sum payment at the beginning of the month of his 60th birthday.

(3)	Messrs. Pendergrass and Faia are not participants in this plan.

Potential Payments upon Employment Termination, Death or Change of Control
The Company’s executive officers are entitled to payments upon termination of their employment in certain circumstances under an employment agreement, change in control agreements and the Company’s pension and equity award plans. The Company generally has not entered into employment agreements with its executive officers; however, during a transition in management in 1994, the Company entered into an employment agreement with Mr. Plush, that was amended in December 2008 to add provisions required to comply with certain tax laws. In addition, in consideration of a possible sale of the Company, in August of 2010, the Company entered into change in control agreements with the Company’s executive officers other than Mr. Plush and, in September of 2010, entered into an amended employment agreement with Mr. Plush to add terms similar to those in the change in control agreements. A Change of Control of the Company (as defined in such agreements) occurred on December 8, 2010, the closing date of the merger of the Company with a subsidiary of Danaher pursuant to the Merger Agreement.
Equity Award Plans
The stock options, restricted stock units, restricted shares and performance award units granted to the Company’s executive officers under its 1992 Stock Incentive Plan, as amended, and 2002 Stock Incentive Plan, as amended, provided for full vesting of all awards at the effective time of a change in control.
The agreements entered into by the executive officers and the Company providing for equity awards state that the shares or value received under the awards are subject to set off and recoupment for certain claims that the Company may have against the executive officer within a three-year period following the end of his or her employment with the Company. In addition, if a performance award unit recipient terminates or the Company terminates his or her employment before the end of the performance period, the entire award will be forfeited unless the termination is due to retirement upon satisfactory conditions. Such retirees will receive a pro rata payout based on the performance goals achieved by the Company at the end of the performance period, but pro rated to the number of the days in the period that the retiree was employed by the Company. In addition, the equity award plans, as well as the Annual Incentive Plan, provide the Committee with discretion to award terminated employees a pro-rated share of an award depending on the circumstances of their termination.
Change in Control Agreements
The change in control agreements provide that, if within the two years following the Change in Control, the Company terminates the executive’s employment without cause or the executive resigns for good reason (a “Triggering Event”), the executive will be entitled to a lump sum payment consisting of:
•	1.0 or, with respect to Mr. Keithley and Ms. Rae, 1.5 times the higher of the executive’s annual salary at the time of the Change in Control or the Triggering Event;
•
1.0 or, with respect to Mr. Keithley and Ms. Rae, 1.5 times the higher of (1) the executive’s current target bonus or (2) the average of the executive’s actual target bonus received for the three fiscal years preceding the Change in Control (or the number of fiscal years that the executive has been with the Company, if less than three); and

•
a portion of his or her then current year target bonus prorated for the number of days in the fiscal quarter in which the Triggering Event occurred, less any amount of such bonus that has already been paid to the executive.

The executive will also receive:
•
continued medical, welfare and other benefit coverage until the earlier of the date on which he or she is eligible to receive comparable benefits from another employer or the one-year or, in the case of Mr. Keithley and Ms. Rae, the 18-month anniversary of the Triggering Event; and

•	outplacement services up to a cost of $25,000.
Equity awards held by the executives as of the Change in Control were treated in accordance with the provisions set forth in the applicable equity award plans and agreements, except that in the case of performance award units, if a Triggering Event occurs, the executives will be entitled to a payout equal to $21.60 times 50 percent of the number of shares subject to the initial award.

In the event payments to the executive result in the executive becoming liable for the payment of excise taxes pursuant to section 4999 of the Internal Revenue Code, the payments to be made to the executive as a result of the Change in Control will be reduced to the extent necessary to prevent the payments from being subject to the excise tax, but only if by reason of the reduction, the after-tax benefit of the reduced payments exceeds the after-tax benefit if such reduction were not made.
In addition, payments to the executive are conditioned upon the executive’s execution and delivery of a release in favor of the Company in the form described in the change in control agreement. The change in control agreement also provides that, for a period of one year from the date of termination of the executive’s employment that results in a severance payment under the change in control agreement, the executive will not (1) solicit the employment of any employee who has been employed by the Company at any time during the prior six months or (2) solicit customers, business, patronage or orders for, or sell, any products and services in competition with, or for any business, wherever located, that, as of the date of the executive’s termination of employment, competes with, the business of the Company.
Amended Employment Agreement with Mr. Plush
The Amended and Restated Employment Agreement by and between the Company and Mr. Plush dated September 29, 2010, or amended employment agreement, provided for the following benefits if his employment is terminated without cause and no Change in Control (as defined in the amended employment agreement) has occurred:
•	continued payment of his monthly salary in effect as of his termination for 18 months thereafter;
•	full participation in the Annual Incentive Plan if the termination occurs after June 30th;
•	full participation in any performance award if the performance measuring period is within six months following his termination;
•	30 days to exercise all vested options; provided such 30 days does not extend the term of the options;
•
a supplemental retirement benefit reflecting the difference between the benefits that would be payable to Mr. Plush under the Company’s pension plan if he were fully vested and his compensation, as defined in the pension plan, was equal to the highest amount of annual compensation he earned in the final three years prior to termination, and his actual benefits payable under the pension plan;

•	all fringe benefits that he was receiving immediately prior to his termination for the 18-month period following his termination; and
•	outplacement services up to a cost of $10,000.
As a result of the amended terms implemented in September 2010, the amended employment agreement also provides that, if within thirty-six months following the Change in Control, the Company terminates Mr. Plush’s employment other than For Cause (as defined in the amended employment agreement) or the executive resigns for Good Reason (as defined in the amended employment agreement) (each, a “Triggering Event”), Mr. Plush will be entitled to the following benefits:
•	1.5 times the higher of his annual salary at the time of the Change in Control or the Triggering Event, paid out in monthly installments over a 24-month period;
•	full participation in the annual bonus plan if termination of employment is subsequent to June 30 of the respective fiscal year;
•
a supplemental retirement benefit reflecting the difference between the benefits that would be payable to Mr. Plush under the Company’s pension plan if he were fully vested and his compensation, as defined in the pension plan, was equal to the highest amount of annual compensation he earned in the final three years prior to termination, and his actual benefits payable under the pension plan;

•
continued medical, welfare and other benefit coverage until the earlier of the date on which he is eligible to receive comparable benefits from another employer and the 24-month anniversary of the Triggering Event, as well as continued fringe perquisites to which Mr. Plush was entitled immediately prior to termination for a period of 18 months following the Triggering Event; and

•	outplacement services up to a cost of $10,000.
Equity awards held by Mr. Plush as of the Change in Control were treated in accordance with the provisions set forth in the applicable equity award plans and agreements, except that in the case of performance award units, if a Triggering Event occurs, Mr. Plush will be entitled to a payout equal to $21.60 per share times 50 percent of the number of shares subject to the initial award.
In addition, payments to Mr. Plush are conditioned upon his covenant not to (1) accept employment directly or indirectly with any competitor of the Company, (2) allow use of his name by or in any competitive business, (3) employ the services of any other employee of the Company without the Company’s written permission or (4) be unreasonably unavailable for consultation by the officers and directors of the Company until such time as Mr. Plush turns 65.

Potential Payments as of September 30, 2010
The amounts shown below represent amounts that would be payable assuming the termination and/or Change in Control occurred on September 30, 2010 under the Company’s benefit plans and agreements applicable to each Named Executive Officer. The Change in Control under the Merger Agreement occurred on December 8, 2010.

		Involuntary	Voluntary Termination
	Termination,	Termination	for Good Reason or Involuntary	Change
	Death or	Other Than for	Termination Other than for Cause	of
Name	Retirement (1)	Cause (1) (2)	following a Change in Control (3)	Control (4)
Joseph P. Keithley
Lump Sum Salary and Bonus	—	—	$1,147,997	—
Current Year Bonus	—	—	—	—
Benefits	—	—	32,988	—
Outplacement	—	—	25,000	—
Equity Awards	$28,135	—	265,404	$265,404
Mark J. Plush
Continued Salary and Bonus	—	$ 383,384	$383,384	—
Current Year Bonus	—	—	—	—
Medical Benefits	—	—	21,169	—
Fringe Benefits	—	50,751	50,751	—
Outplacement	—	10,000	10,000	—
Equity Awards	$180,010	—	1,809,109	$1,569,810
Supplemental Retirement Benefit	—	1,269,187	1,269,187	—
Linda C. Rae
Lump Sum Salary and Bonus	—	—	$660,035	—
Current Year Bonus	—	—	—	—
Benefits	—	—	23,419	—
Outplacement	—	—	25,000	—
Equity Awards	$181,760	—	2,107,679	$1,835,040
Larry L. Pendergrass
Lump Sum Salary and Bonus	—	—	$313,600	—
Current Year Bonus	—	—	—	—
Benefits	—	—	17,190	—
Outplacement	—	—	25,000	—
Equity Awards	$47,322	—	1,051,742	$980,759
Daniel A. Faia
Lump Sum Salary and Bonus	—	—	$412,513	—
Current Year Bonus	—	—	—	—
Benefits	—	—	14,217	—
Outplacement	—	—	25,000	—
Equity Awards	$67,757	—	2,050,080	$1,948,446

(1)
The amounts shown represent the pro rata payout of performance award units upon a qualifying retirement. In addition, the 2002 Stock Incentive Plan and related award agreements and Annual Incentive Compensation Plan provide the Committee with discretion to grant terminated employees additional vesting of other equity awards or a pro-rated bonus depending on the circumstances of their termination. Upon termination from employment, the Keithley Instruments, Inc. Employees’ Pension Plan may also provide certain benefits to participants, including executive officers, depending on the reason for termination.

(2)
The amounts shown represent an estimate of the aggregate value of benefits that would be payable by the Company to Mr. Plush under the amended employment agreement if his employment was terminated without cause (as defined in the amended employment agreement) and not in connection with or following a Change in Control. These amounts assume there is no match under the Company’s 401(k) beyond the base match and equity award values are calculated as set forth in footnote (4) below.

(3)
The amounts shown represent an estimate of the aggregate value of benefits that would be payable by the Company to the executive officer under the change in control agreement or amended employment agreement, in the case of Mr. Plush, if his or her employment was terminated by the executive for good reason (as defined in the applicable agreement) or without cause (as defined in the applicable agreement) within two years, or three years in the case of Mr. Plush, following a Change in Control. These amounts assume there is no match under the Company’s 401(k) beyond the base match. All equity awards provide for accelerated vesting upon a Change in Control and their values were computed based upon the closing price of the common shares on the NYSE of $21.51 and the number of shares underlying equity awards held by the executive officer on September 30, 2010. The amounts shown represent the sum of (a) the product of (i) the number of common shares subject to options held by such executive officer multiplied by (ii) the excess of $21.51 over the exercise price of such options, (b) the product of $21.51 multiplied the number of common shares represented by performance award units at 1.5 times the initial award amount (which assumes the maximum possible payout), and (c) $21.51 per common share underlying restricted stock units and restricted share.

(4)
All equity awards provide for accelerated vesting upon a change in control and their values were computed based upon the closing price per common share on the NYSE of $21.51 and the number of shares underlying equity awards held by the executive officer on September 30, 2010. The amounts shown represent the sum of (a) the product of (i) the number of common shares subject to options held by such executive officer multiplied by (ii) the excess of $21.51 over the exercise price of such options, (b) the product of $21.51 multiplied the number of common shares represented by performance award units at the initial award amount, and (c) $21.51 per common share underlying restricted stock units and restricted share. The actual value realized to the Named Executive Officers with respect to such awards was the consideration paid at the closing of the merger, which was calculated as described in the preceding sentence using the per share price of $21.60, rather than the closing price on September 30, 2010 of $21.51.

Director Compensation
Effective October 1, 2007, non-employee directors’ began receiving their compensation based upon a retainer structure. Previously, director compensation was based on a combination of retainer and meeting attendance. The change in structure did not result in a material change to the total compensation that an individual director received. This change was implemented so that meeting fees would not be a limit on Board of Director involvement in important corporate matters.
For fiscal year 2010, directors who are not employees of the Company received the following fees, which are paid quarterly:

Annual Retainer	$27,000
Lead Director	$11,000
Audit Committee Chairperson	$22,000
Compensation and Human Resources Committee Chairperson	$12,000
Other Committee Chairpersons	$10,000
Audit Committee members excluding Chairperson	$12,000
Compensation and Human Resources Committee members (excluding Chairperson)	$7,000
Other Committee members excluding Chairperson	$5,000
For fiscal year 2010, the Compensation Committee approved an increase to the annual retainer by $5,000 due to the dissolution of the Strategy Committee and shift of its responsibilities to the full Board of Directors.
Directors had the option to defer their fees under the Keithley Instruments, Inc. 1996 Outside Directors Deferred Stock Plan. Under the terms of that Plan, the fees were invested in common shares, or a cash account and the account balances were paid out at the closing of the merger.
In addition to retainer fees paid in cash, for fiscal year 2010, each non-employee director received an annual common share grant equal to up to $58,000 issued in four installments, with the number of common shares that could be issued to each non-employee director with respect to his or her annual common share grant limited to 3,000 shares per quarter. For fiscal year 2010, the aggregate value of the annual common share grant was approximately $56,000. Additionally, any new non-employee director was to receive a restricted stock award worth $75,000, rounded to whole shares, upon his or her initial appointment to the Board. The shares were to vest over a three-year period. These shares are issued pursuant to the Keithley Instruments Inc. 2002 Stock Incentive Plan.
Effective October 1, 2005, the Board established a policy requiring directors to own $100,000 of common shares in the Company (including shares held in the deferred compensation plan). The value of the shares is calculated based on the higher of the aggregate market value on (1) the date of acquiring the shares or (2) the date on which compliance with the policy is measured. It is expected that the Company’s directors achieve this ownership level within four years of the establishment of the policy, or in the case of new directors, within four year’s of their election. All of the directors had met this obligation.

The following table summarizes the compensation received by each director during fiscal year 2010:
Director Compensation for Fiscal Year 2010

Name	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Stock ($) (1)	Total ($)
Brian R. Bachman	45,000	56,022	101,022
James B. Griswold	12,250	92,772	105,022
Leon J. Hendrix, Jr.	8,500	81,522	90,022
Brian J. Jackman	12,500	93,522	106,022
Dr. N. Mohan Reddy	9,750	85,272	95,022
Thomas A. Saponas	9,750	85,272	95,022
Barbara V. Scherer	49,000	56,022	105,022

(1)
Represents the annual common share grant awarded under the Company’s 2002 Stock Incentive Plan described above. The grant date fair value of each award was computed in accordance with FASB ASC Topic 718. See Note I of Notes to Consolidated Financial Statements included in Part II — Item 8 of this Form 10-K.

(2)	Represents the dollar value of fees that have been deferred in the 1996 Outside Directors Deferred Stock Plan described above.
The Company also reimburses directors for their reasonable expenses associated with attending Board meetings and provides them with liability insurance coverage for their activities as directors.
Under the Company’s Articles of Incorporation and Code of Regulations, the directors are entitled to indemnification from the Company to the fullest extent permitted by Ohio law. The Company has entered into indemnification agreements with each of the directors. The agreements do not increase or decrease the scope of the indemnification provided by law and set forth processes and procedures for indemnification claims.
Compensation Policies and Practices as Related to Risk Management
The Compensation Committee and the Company’s management do not believe that the Company maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the Company. The Company’s management, under the Compensation Committee’s oversight and with assistance from human resources, legal and compliance personnel, has assessed the Company’s compensation programs and has concluded that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on it.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information as of September 30, 2010” in Item 5 of Part II of this Annual Report and is incorporated herein by this reference.
Security Ownership of Certain Beneficial Owners and Management
As of December 9, 2010, all of the outstanding shares of the Company were owned by Nano Acquisition ApS, an indirect subsidiary of Danaher, as a result of the closing of the merger on December 8, 2010. The address of Nano Acquisition ApS is c/o Danaher Corporation, 2099 Pennsylvania Avenue N.W., 12th Floor, Washington, D.C. 20006.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Procedures for Review of Related Party Transactions
Pursuant to its charter, the Audit Committee of the Company’s Board of Directors was to review transactions between the Company and its directors and others, and with firms that employ directors, and any other material related party transactions, including those requiring disclosure under Item 404(a) of Regulation S-K under the federal securities laws. The Audit Committee did not have written policies, procedures or standards that it applies in such review.
Director Independence
The Board has determined that all of the directors, serving until December 8, 2010 merger closing, except for Mr. Keithley, were independent directors applying the standards set forth in the New York Stock Exchange listing standards. All of the members of the Board’s Audit Committee, Compensation and Human Resources Committee and Nominating and Corporate Governance Committee were independent directors and met the independence criteria of the New York Stock Exchange listing standards with respect to such committee membership.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The firm of PricewaterhouseCoopers LLP has served as the Company’s independent registered public accounting firm since 1958. The following table shows the fees incurred by the Company for PricewaterhouseCoopers LLP’s professional services rendered for the fiscal years ended September 30, 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Audit Fees	$771,000	$698,000
Audit Related Fees	10,000	10,000
Tax Fees	267,000	206,000
All Other Fees	3,000	3,000

Total	$1,051,000	$917,000

Fees related to fiscal 2010 and 2009 are comprised of the services as described in the following items:
•
“Audit Fees” consist of fees incurred for professional services rendered for the audit of Keithley Instruments, Inc.’s consolidated financial statements, the audit of the Company’s internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, Section 404, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

•	“Audit Related Fees” consist of fees incurred for due diligence services related to the merger.
•
“Tax Fees” consist of fees incurred for professional services for tax compliance, tax advice and tax planning for the Company’s subsidiaries and sales offices in various tax jurisdictions throughout the world.

•	“All Other Fees” consist of licensing fees for an accounting research database maintained by PricewaterhouseCoopers LLP.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
The Audit Committee of the Company’s Board of Directors pre-approved, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management were required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

2.1
Agreement and Plan of Merger, dated as of September 29, 2010, by and among Danaher Corporation, Aegean Acquisition Corp. and Keithley Instruments, Inc. (Reference is made to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated September 29, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

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

10.8
Seventh Amendment to Credit Agreement, dated March 31, 2010. (Reference is made to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.9
Pledge, Assignment and Security Agreement by and between the Company and JPMorgan Chase Bank dated March 31, 2009. (Reference is made to Exhibit 10.2 of the Company’s Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

Exhibit
Number	Description

10.10*
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

10.14*
Supplemental Executive Retirement Plan. (Reference is made to Exhibit 10(e) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.15*
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

10.17*
1992 Stock Incentive Plan, as amended. (Reference is made to Exhibit 10(f) of the Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.18*
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

10.20*
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

10.27*
Keithley Instruments, Inc. form of Management Restricted Unit Award Agreement for use in connection with awards granted under the Keithley Instruments, Inc. 2002 Stock Incentive Plan. (Reference is made to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (File No. 1-9965), which Exhibits are incorporated herein by reference.)

10.28*
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

10.32*
Form of Keithley Instruments, Inc. 2002 & 2009 Stock Incentive Plans Performance Award Agreement. (Reference is made to Exhibit 10.01 of the Company’s Current Report on Form 8-K dated December 4, 2009 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.33*
Form of Change in Control Agreement entered into by the Company with each of Joseph P. Keithley and Linda C. Rae. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 9, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.34*
Change in Control Agreement entered into by the Company with Larry L. Pendergrass. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 9, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.35*
Change in Control Agreement entered into by the Company with Daniel A. Faia. (Reference is made to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 9, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.36
Voting Agreement, dated as of September 29, 2010, by and among Danaher Corporation, Aegean Acquisition Corp. and Keithley Investment Co. Limited Partnership. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 29, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.37*
Amended and Restated Employment Agreement, dated September 29, 2010, by and between Keithley Instruments, Inc. and Mark J. Plush. (Reference is made to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 29, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

10.38*
Keithley Instruments, Inc. 2011 Annual Incentive Compensation Plan. (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 15, 2010 (File No. 1-9965), which Exhibit is incorporated herein by reference.)

22.1		Subsidiaries of the Company

31.1		Certification of Joseph P. Keithley pursuant to Rule 13a-14(a)-15d-14(a).

31.2		Certification of Mark J. Plush pursuant to Rule 13a-14(a)-15d-14(a).

32.1	+	Certification of Joseph P. Keithley pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	+	Certification of Mark J. Plush pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

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
Date: December 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Joseph P. Keithley Joseph P. Keithley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	12/15/10

/s/ Mark J. Plush Mark J. Plush	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	12/15/10

/s/ Robert S. Lutz Robert S. Lutz	Director	12/15/10

/s/ Frank T. McFaden Frank T. McFaden	Director	12/15/10